Form 10-Q
period 2016-09-30
AquaVenture Holdings Ltd
filed 2016-11-18
CIK 1422841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-37903

AquaVenture Holdings Limited

(Exact name of registrant as specified in its charter)

British Virgin Islands	98-1312953
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

14400 Carlson Circle
Tampa, FL 33626	33626
(Address of principal executive offices)	(Zip Code)

(813) 855‑8636

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The total number of ordinary shares outstanding as of November 15, 2016 was 26,388,016.

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2016

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	September 30,	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$25,000	$17,802
Restricted cash	283	930
Trade receivables, net of allowances of $893 and $635, respectively	15,936	15,320
Inventory	6,030	4,814
Prepaid expenses and other current assets	7,618	6,147
Total current assets	54,867	45,013
Property, plant and equipment, net	117,297	112,488
Construction in progress	8,989	13,005
Long-term contract costs	87,363	91,700
Restricted cash	5,558	6,294
Other assets	3,043	2,021
Deferred tax asset	—	985
Intangible assets, net	52,548	56,127
Goodwill	98,023	98,023
Total assets	$427,688	$425,656
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities:
Accounts payable	$3,895	$5,608
Accrued liabilities	12,103	11,721
Current portion of long-term debt	25,060	19,347
Deferred revenue	2,421	2,718
Total current liabilities	43,479	39,394
Long-term debt	125,158	118,013
Deferred tax liability	2,746	1,514
Other long-term liabilities	2,614	1,575
Total liabilities	173,997	160,496
Commitments and contingencies (see Note 8)
Members’ Equity
Class A preferred shares, 40,700 shares authorized, issued and outstanding at September 30, 2016 and December 31, 2015	195,988	195,988
Class B shares, 23,750 shares authorized; 22,429 and 22,436 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	84,246	84,246
Class Q shares, 29,037 shares authorized, issued and outstanding at September 30, 2016 and December 31, 2015	143,666	143,666
Common shares, 30,669 shares authorized; 11,788 and 11,786 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	4,976	4,974
Management incentive plan shares, 7,900 shares authorized; 7,679 shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Additional paid-in capital	7,904	6,449
Accumulated deficit	(183,089)	(170,163)
Total members’ equity	253,691	265,160
Total liabilities and members’ equity	$427,688	$425,656

See accompanying notes to the unaudited condensed consolidated financial statements.

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
Revenues:
Bulk water	$13,879	$13,404	$40,951	$34,515
Rental	12,396	11,422	36,153	33,376
Other	2,583	2,301	7,147	6,034
Total revenues	28,858	27,127	84,251	73,925
Cost of revenues:
Bulk water	7,683	8,061	22,976	21,095
Rental	5,256	5,326	15,989	14,825
Other	1,356	1,047	3,863	3,075
Total cost of revenues	14,295	14,434	42,828	38,995
Gross profit	14,563	12,693	41,423	34,930
Selling, general and administrative expenses	15,112	13,214	43,264	36,627
Loss from operations	(549)	(521)	(1,841)	(1,697)
Other expense:
Interest expense, net	(2,802)	(2,569)	(8,231)	(5,979)
Other expense	(86)	(101)	(221)	(228)
Loss before income tax expense	(3,437)	(3,191)	(10,293)	(7,904)
Income tax expense	1,275	878	2,633	2,342
Net loss	$(4,712)	$(4,069)	$(12,926)	$(10,246)

See accompanying notes to the unaudited condensed consolidated financial statements.

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Nine months ended
	September 30,	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(12,926)	$(10,246)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,463	17,448
Adjustment to asset retirement obligation	86	27
Share-based compensation expense	1,455	2,482
Provision for bad debts	712	646
Deferred income tax provision	2,216	1,747
Inventory adjustment	142	138
Loss on disposal of assets	939	477
Amortization of debt financing fees	568	490
Adjustment to acquisition contingent consideration	(51)	95
Accretion of debt	271	168
Other	75	(22)
Change in operating assets and liabilities:
Trade receivables	(1,329)	(2,584)
Inventory	(958)	(78)
Prepaid expenses and other current assets	(1,179)	(2,838)
Other assets	(1,807)	(1,526)
Current liabilities	359	2,442
Long-term liabilities	855	345
Net cash provided by operating activities	11,891	9,211
Cash flows from investing activities:
Capital expenditures	(15,037)	(17,773)
Long-term contract expenditures	(1,524)	(526)
Net cash paid for businesses acquired	(100)	(43,744)
Change in restricted cash	189	—
Net cash used in investing activities	(16,472)	(62,043)
Cash flows from financing activities:
Proceeds from long-term debt	23,675	20,000
Payments of long-term debt	(11,891)	(9,041)
Payment of debt financing fees	(340)	(753)
Change in restricted cash	1,197	—
Payment of acquisition contingent consideration	(864)	(932)
Proceeds from exercise of stock options	2	43
Proceeds from issuance of Class B shares	—	31,626
Net cash provided by financing activities	11,779	40,943
Change in cash and cash equivalents	7,198	(11,889)
Cash and cash equivalents at beginning of period	17,802	37,499
Cash and cash equivalents at end of period	$25,000	$25,610

See accompanying notes to the unaudited condensed consolidated financial statements.

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

1. Description of the Business

AquaVenture Holdings Limited is a British Virgin Islands (“BVI”) company, which was formed on June 17, 2016 for the purpose of completing an initial public offering (“IPO”) as the SEC registrant and carry on the business of AquaVenture Holdings LLC and its subsidiaries. AquaVenture Holdings Limited and its subsidiaries (collectively, “AquaVenture” or the “Company”) provides its customers Water‑as‑a‑Service (“WAAS”) solutions through two operating platforms: Seven Seas Water and Quench. Both operations are critical to AquaVenture, which is headquartered in Tampa, Florida.

Seven Seas Water offers WAAS solutions by providing outsourced desalination and wastewater treatment services for governmental, municipal, industrial and hospitality customers. These solutions utilize reverse osmosis and other purification technologies to produce potable and high purity industrial process water in high volumes for customers operating in regions with limited access to potable water. Through this outsourced service model, Seven Seas Water assumes responsibility for designing, financing, constructing, operating and maintaining the water treatment facilities. In exchange, Seven Seas Water enters into long‑term agreements to sell to customers agreed‑upon quantities of water that meet specified water quality standards. Seven Seas Water currently operates primarily throughout the Caribbean region and is pursuing new opportunities in North America, Latin America, India and the Middle East. Seven Seas Water is supported by an operations center in Tampa, Florida, which provides business development, engineering, field service support, procurement and administrative functions.

Quench offers WAAS solutions by providing bottleless filtered water coolers and other products that use filtered water as an input, such as ice machines, sparkling water dispensers and coffee brewers, to customers across the United States. Quench’s point‑of‑use systems purify a customer’s existing water supply. Quench offers solutions to a broad mix of industries, including government, education, medical, manufacturing, retail, and hospitality. Quench installs and maintains its filtered water systems typically under multi‑year contracts that renew automatically. Quench is supported by an operations center in King of Prussia, Pennsylvania.

Corporate Reorganization

Prior to the completion of the IPO on October 12, 2016, the Company and AquaVenture Holdings LLC completed a series of reorganization transactions which are described below:

•

On July 1, 2016, AquaVenture Holdings LLC contributed all of the stock of AquaVenture Holdings Curaçao N.V., a wholly owned subsidiary, to AquaVenture Holdings Limited in exchange for 1,000,000 ordinary shares of the Company.

•

On October 4, 2016, AquaVenture Holdings LLC contributed to AquaVenture Holdings Limited: (i) the stock of Quench USA, Inc. and Seven Seas Water Corporation and (ii) all cash and other remaining assets and liabilities (other than the shares of AquaVenture Holdings Limited it held). Subsequently, AquaVenture Holdings LLC merged with a newly formed subsidiary of AquaVenture Holdings Limited, resulting in each Class A Preferred share, Class B share, Class Q share, Common share, and Management Incentive Plan (“MIP”) share being converted into ordinary shares of AquaVenture Holdings Limited pursuant to the terms of AquaVenture Holdings LLC’s limited liability company agreement. Quench USA Holdings LLC, a member of AquaVenture Holdings LLC, then merged with a separate newly formed subsidiary of AquaVenture Holdings Limited, resulting in the distribution of shares of AquaVenture Holdings Limited to its members pursuant to the terms of Quench USA Holdings LLC’s limited liability company agreement.

The reorganization transactions are considered transactions between entities under common control. As a result, the financial statements for periods prior to the IPO and the reorganization transactions are the financial statements of AquaVenture Holdings LLC as the predecessor to the Company for accounting and reporting purposes. Unless otherwise specified, the “Company” refers to the operations of both AquaVenture Holdings Limited and AquaVenture Holdings LLC throughout the remainder of these notes.

Initial Public Offering

On October 5, 2016, the Company’s IPO was declared effective and on October 12, 2016, the Company completed the IPO of 7,475,000 ordinary shares at a public offering price of $18.00 per share. The Company received net proceeds of approximately $119.9 million, after deducting underwriting discounts and commissions and estimated offering expenses.

2. Summary of Significant Accounting Policies

Unless otherwise noted below, there have been no material changes to the accounting policies presented in Note 2—“Summary of Significant Accounting Policies” of the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2015, included in the Company’s final prospectus for the IPO, which was filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”), on October 6, 2016.

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, certain information and footnotes normally required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of AquaVenture Holdings LLC and its Subsidiaries for the year ended December 31, 2015. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the Company’s unaudited condensed consolidated balance sheet as of September 30, 2016, the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015. The unaudited condensed consolidated balance sheet as of December 31, 2015 was derived from the audited consolidated balance sheet as of December 31, 2015, as presented in the audited consolidated financial statements of AquaVenture Holdings LLC and its Subsidiaries for the year ended December 31, 2015, in the Company’s final prospectus for the IPO, which was filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act, on October 6, 2016.

               The unaudited condensed consolidated financial statements include the accounts of AquaVenture Holdings Limited and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

             The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include: accounting for goodwill and identifiable intangible assets and any related impairment; property, plant and equipment and any related impairment; long‑term contract costs and any related impairment; share‑based compensation; allowance for doubtful accounts; obligations for asset retirement; acquisition contingent consideration; and deferred income taxes. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.

New Accounting Pronouncements

In February 2016, the FASB issued authoritative guidance regarding leases, which requires lessees to recognize a lease liability and right‑of‑use asset for operating leases, with the exception of short‑term leases. In addition, lessor accounting was modified to align, where necessary, with lessee accounting modifications and the authoritative guidance regarding revenue from contracts with customers. This guidance will be effective for annual reporting periods beginning on or after December 15, 2018, including interim periods within those annual periods, and early adoption is permitted. The Company is currently evaluating the potential impact of the accounting and disclosure requirements on its unaudited condensed consolidated financial statements.

In May 2014, the FASB issued authoritative guidance regarding revenue from contracts with customers, which specifies that revenue should be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration which the company expects to be entitled in exchange for those goods or services. This guidance will be effective for annual reporting periods beginning on or after December 15, 2017 and interim periods within those annual periods and will require enhanced disclosures. The Company is currently evaluating the potential impact of the accounting and disclosure requirements on its unaudited condensed consolidated financial statements. The Company expects to finalize its assessment during 2017.

3. Business Combinations

Biwater (BVI) Holdings Limited

On June 11, 2015, AquaVenture Water Corporation, a BVI company, and an indirect wholly‑owned subsidiary of AquaVenture, acquired 100% of the capital stock of Biwater (BVI) Holdings Limited (“the BVI Acquiree”), pursuant to a Stock Purchase and Sale Agreement (the “BVI Purchase Agreement”). Under the terms of the BVI Purchase Agreement, all of the capital stock of the BVI Acquiree was acquired for a total purchase price of $47.8 million, including $44.5 million in cash and a note payable of $5.6 million to the seller with a fair value at the date of acquisition of $3.3 million. The note payable: (i) bears no interest; (ii) is payable in equal annual installments of $375 thousand beginning on the first anniversary of the BVI Purchase Agreement; (iii) terminates if the water purchase agreement with the government of the BVI is terminated under certain circumstances; and (iv) is unsecured and subordinated to all other indebtedness of the Company. Included in the liabilities of the BVI Acquiree is long‑term debt between Biwater (BVI) Ltd., an indirect wholly‑owned subsidiary of the Company, and a bank with a remaining unpaid balance as of the date of the BVI Purchase Agreement of $40.8 million, which approximates fair value. Biwater (BVI) Ltd. was subsequently renamed Seven Seas Water (BVI) Limited.

Seven Seas Water (BVI) Ltd. provides potable water to the island of Tortola, BVI for a contracted fee payable by the government of BVI under a service concession arrangement, which expires in 2030. The revenue‑producing operations of Seven Seas Water (BVI) Ltd. under the service concession arrangement commenced during November 2014. The Company acquired the stock of the BVI Acquiree to expand its installed base of seawater reverse osmosis desalination facilities used to provide WAAS.

The operations of the BVI Acquiree are included in the Seven Seas Water reporting segment for periods after the date of acquisition.

Pro Forma Financial Information

The following unaudited pro forma financial information (in thousands) for the Company gives effect to the acquisitions of the stock of the BVI Acquiree, which occurred on June 11, 2015, as if it had occurred on January 1, 2015. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred on the date indicated, or that may result in the future.

	Nine months ended
	September 30,
	2016	2015
Revenues	$84,251	$78,476
Net (loss)	$(12,926)	$(10,057)

4. Property, Plant and Equipment

During the nine months ended September 30, 2016, the Company began the implementation of a new enterprise resource planning (“ERP”) system for the Quench reportable segment to replace its existing ERP system. Based on the current ERP project implementation plan, the Company reduced the remaining useful life and accelerated the depreciation on its existing ERP system as the new ERP system will be fully functional prior to the existing ERP system becoming fully depreciated. Depreciation expense, as reflected in selling, general and administrative expenses, was approximately $219 thousand and $655 thousand higher for the three and nine months ended September 30, 2016, respectively, as a result of the change in estimate. In addition, both the Company’s loss from operations and net loss in the unaudited condensed consolidated statements of operations were approximately $219 thousand and $655 thousand higher for the three and nine months ended September 30, 2016, respectively.

5. Fair Value Measurements

At September 30, 2016 and December 31, 2015, the Company had the following assets and liabilities measured at fair value on a recurring basis in the unaudited condensed consolidated balance sheets:

•	Money market funds are measured on a recurring basis and are recorded at fair value based on each fund’s quoted market value per share in an active market, which is considered a Level 1 input.

•

Acquisition contingent consideration is measured on a recurring basis and is recorded at fair value based on a probability‑weighted discounted cash flow model which utilizes unobservable inputs such as the forecasted achievement of performance targets throughout the earn‑out period, which is considered a Level 3 input.

•	The warrant liability is measured on a recurring basis and is recorded at fair value based on a Black‑Scholes‑Merton option pricing model. Any changes in fair value will be recorded in earnings.

At December 31, 2015, the Company determined goodwill related to the Quench reporting unit was impaired. As a result, the Company measured the fair value of goodwill on a non‑recurring basis.

There were no transfers into or out of Level 1, 2 or 3 assets during the three or nine months ended September 30, 2016. Transfers between levels are deemed to have occurred if the lowest level of input were to change.

The Company’s fair value measurements on as of September 30, 2016 and December 31, 2015 were as follows (in thousands):

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Asset/	for Identical	Observable	Unobservable
Assets/Liabilities Measured at Fair Value	(Liability)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
As of September 30, 2016
Recurring basis:
Money market funds	$1,503	$1,503	$—	$—
Warrant liability	$(87)	$—	$—	$(87)
As of December 31, 2015
Recurring basis:
Money market funds	$1,501	$1,501	$—	$—
Warrant liability	$(97)	$—	$—	$(97)
Acquisition contingent consideration	$(915)	$—	$—	$(915)
Non-recurring basis:
Goodwill	$98,023	$—	$—	$98,023

The following table sets forth the changes in the estimated fair value for the Level 3 classified warrant liability (in thousands):

Fair value at December 31, 2015	$(97)
Change in fair value	10
Fair value at September 30, 2016	$(87)

The following assumptions were used to determine the fair value of the warrant liability as of September 30, 2016: (i) expected term of 4.7 years; (ii) expected volatility of 32.0%; (iii) risk‑free rate of 1.2%; and (iv) expected dividends of 0%. The Company recorded a gain on the change in fair value during the three months ended September 30, 2016 and 2015 of $5 thousand and $2 thousand, respectively. During the nine months ended September 30, 2016 and 2015, the Company recorded a gain on the change in fair value of $10 thousand and $21 thousand, respectively. Changes in fair value related to the warrant liability are recorded in other expense in the unaudited condensed consolidated statements of operations.

See Note 8—“Commitments and Contingencies” for changes in the estimated fair value and additional information on the acquisition contingent consideration. At September 30, 2016, there were no remaining acquisition contingent consideration obligations as a result of final payments being made during the nine months ended September 30, 2016.

6. Long‑Term Debt

During the nine months ended September 30, 2016, the following changes occurred to existing debt agreements:

Quench Loan Agreement

On January 23, 2016, the Amended Loan and Security Agreement consisting of a loan between a lender and Quench USA, Inc. (“Quench Loan Agreement”) was amended to defer the commencement of principal payments under the Quench Loan Agreement until July 2016. The Quench Loan Agreement was subsequently amended on July 25, 2016 to defer the commencement of principal payments until January 2017 and modify the principal payment amounts. Pursuant to the July 25, 2016 loan amendment, the aggregate unpaid principal balance for all Tranches outstanding on December 23, 2016 shall be repaid in 23 equal monthly principal payments of $1.0 million, commencing on January 23, 2017 and one payment of $17.0 million on December 23, 2018. In addition, the amendment requires the payment of $350 thousand payable upon the earlier of December 23, 2018 or the repayment of the entire outstanding principal balance of the Quench Loan Agreement. All other significant terms of the Quench Loan Agreement remained unchanged.

Curaçao Credit Facility

On June 18, 2015, AquaVenture Holdings Curaçao N.V., a wholly-owned subsidiary, entered into a $35.0 million credit facility with a bank (the "Curaçao Credit Facility"). The Curaçao Credit Facility consists of a term loan of $20.0 million and a delayed draw term loan of up to $15.0 million which was available to be drawn through March 18, 2016. On March 9, 2016, AquaVenture Holdings Curaçao N.V. drew the full $15.0 million of available borrowing under the facility. On July 1, 2016, the Curaçao Credit Facility was amended to add AquaVenture Holdings Limited as a guarantor. All other significant terms of the Curaçao Credit Agreement remained unchanged.

Trinidad Credit Facility

On April 9, 2012, Seven Seas Water (Trinidad) Unlimited, an indirect wholly-owned subsidiary of the Company, entered into a credit agreement as a borrower with a bank to partially finance the construction of a water plant in Trinidad. On April 18, 2016, the Company entered into an amended and restated Trinidad Credit Agreement to, among other things, establish a new non‑revolving facility for up to $8.0 million. On May 16, 2016, the Company drew approximately $7.0 million of the facility. On August 15, 2016, the Company drew the remaining $1.0 million of the facility. Principal on the non‑revolving facility will be due in full on April 15, 2019 while interest is payable monthly. In addition, the amended and restated Trinidad Credit Agreement eliminated the debt service reserve requirement of the original agreement, which released $1.5 million of restricted cash for general use. On September 21, 2016, the Trinidad

Credit Agreement was amended to add AquaVenture Holdings Limited as a guarantor. All other significant terms of the Trinidad Credit Agreement remained unchanged.

7. Share‑Based Compensation

As described in Note 1—“Description of the Business”, the Company completed a reorganization on October 4, 2016, which resulted in the conversion, pursuant to the terms of AquaVenture Holdings LLC’s limited liability agreement, of all outstanding equity awards of AquaVenture Holdings LLC to equity awards of AquaVenture Holdings Limited, with the underlying security being ordinary shares of AquaVenture Holdings Limited. The conversion retained the same economics of each of the outstanding equity awards. All other terms, including vesting, remained unchanged. The Class B shares, MIP shares and certain of the Incentive shares were converted into zero ordinary shares of AquaVenture Holdings Limited as the fair value of the shares was below the respective hurdle prices, as defined by AquaVenture Holdings LLC’s limited liability agreement, at the time of the reorganization. No incremental share-based compensation expense will be recorded subsequent to October 4, 2016 for the Class B shares, MIP shares and the Incentive shares that converted to zero ordinary shares.

The Quench USA Holdings LLC 2014 Equity Incentive Plan (“Quench Equity Plan”) was assumed by AquaVenture Holdings Limited on October 4, 2016. All outstanding awards of the Quench Equity Plan were also converted to equity awards of AquaVenture Holdings Limited, with the underlying security being ordinary shares of the AquaVenture Holdings Limited. Consistent with the effects of the conversion on the AquaVenture Holding LLC equity awards, economics for each outstanding award were retained and all terms, including vesting, remained unchanged.

On September 22, 2016, the Company approved and adopted the AquaVenture Holdings Limited 2016 Share Option and Incentive Plan (“2016 Plan”), which allows for the issuance of incentive share options, non-qualified share options, share appreciation rights, restricted share units, restricted share awards, unrestricted share awards, cash-based awards, performance share awards and dividend equivalent rights to officers, employees, managers, directors and other key persons, including consultants to the Company. The aggregate number of ordinary shares initially available for issuance, subject to adjustment upon a change in capitalization, under the 2016 Plan is 5.0 million shares. The shares available for issuance will increase annually by 4% of the number of ordinary shares issued and outstanding on the immediately preceding December 31, but shall not exceed 5.0 million shares available for issuance. Vesting of equity instruments is determined on a grant-by-grant basis. Options expire at the end of 10 years from the date of grant.

On October 6, 2016, the Company granted options to purchase 3.5 million ordinary shares with an exercise price of $18.00 per share. The options to purchase ordinary shares will have a time-based vesting schedule ranging from two to four years. The grant date fair value of the granted options to purchase ordinary shares was approximately $20 million, which will be recognized over the requisite service period. In addition, the Company granted 0.2 million restricted stock units on November 15, 2016. The restricted stock units have a time-based vesting schedule of two years. The grant date fair value of the granted restricted stock units was approximately $4 million, which will be recognized over the requisite service period.

Share‑Based Compensation Expense

               Total share‑based compensation expense recognized related to all equity awards during the three months ended September 30, 2016 and 2015 was $0.4 million and $0.8 million, respectively, which included $50 thousand and $200 thousand, respectively, related to the Quench USA Holdings, LLC equity awards. For the nine months ended September 30, 2016 and 2015, total share‑based compensation expense recognized related to all equity awards was $1.5 million and $2.5 million, respectively, which included $156 thousand and $602 thousand, respectively, related to the Quench USA Holdings, LLC equity awards. There was no related tax benefit for the three and nine months ended September 30, 2016 and 2015 as a full deferred tax asset valuation allowance was recorded for all subsidiaries which had share-based compensation expenses

Historical AquaVenture Equity Awards

The AquaVenture Equity Incentive Plan, which was amended on June 6, 2014 and October 27, 2014, allowed for the issuance of MIP shares, Incentive shares and Class B shares, and the grant of options to purchase Common shares (including both Incentive shares and ordinary shares) and Class B shares, to officers, employees, managers, directors and other key persons, including consultants to AquaVenture Holdings LLC(collectively, the “Participants”). All such grants were subject to time‑based vesting, which was determined on a grant‑by‑grant basis, and certain other restrictions.

As of September 30, 2016 and December 31, 2015, the aggregate number of shares by class authorized for grant under the Equity Incentive Plan, subject to adjustment upon a change in capitalization, was: (i) 7.9 million MIP shares; (ii) 10.7 million Common shares (including both Incentive and ordinary shares); and (iii) 6.0 million Class B shares.

Class B shares, MIP shares and Incentive shares granted as “profits interests” for federal tax purposes have a hurdle price equal to their fair value at the time of grant, and options to purchase shares have an exercise price equal to their fair value at time of grant. The contractual term of options awarded is typically ten years, while all other award types contain no contractual term. Holders of the Class B shares, MIP shares and Incentive shares are entitled to receive distributions (i) with respect to their vested shares, when such distributions are made, and (ii) with respect to their unvested shares, when such shares vest. Upon termination of a recipient’s business relationship with the Company, the Company has the right, but not the obligation, to repurchase the vested “profits interests” or shares issued upon exercise of an option, at the then fair value of such shares during periods specified in the awards. Unvested shares and options expire on the termination of the recipient’s business relationship.

There were no grants of equity awards during the nine months ended September 30, 2016 and no significant changes to the awards previously granted.

Historical Quench USA Holdings LLC Equity Awards

In addition to being eligible for AquaVenture equity awards, employees of Quench remain eligible for continued vesting of Quench USA Holdings, LLC equity awards granted before June 6, 2014 and remained eligible for new grants of equity awards of Quench USA Holdings, LLC through October 4, 2016.

The Company recognizes share‑based compensation expense for equity awards that will continue to vest and for awards granted by Quench USA Holdings, LLC to the extent such expense was not previously recorded. The equity awards that will continue to vest subsequent to June 6, 2014 include options to purchase ordinary shares of Quench USA Holdings, LLC and incentive shares of Quench USA Holdings, LLC granted as “profits interests” for federal income tax purposes. Equity awards granted after June 6, 2014 included options to purchase ordinary shares of Quench USA Holdings, LLC. The awards granted pursuant to the Quench USA Holdings, LLC equity incentive plan are typically subject to time‑based vesting terms from the vesting commencement date and certain other restrictions. Both options and incentive shares granted as “profits interests” are typically subject to a time‑based vesting term, which is determined on a grant‑by‑grant basis. Incentive shares granted as “profits interests” have a hurdle price equal to their fair value at the time of grant, and options to purchase shares have an exercise price equal to their fair value at time of grant. The contractual term of options awarded is ten years, while the incentive shares contain no contractual term. Holders of incentive shares are entitled to receive distributions (i) with respect to their vested shares, when such distributions are made, and (ii) with respect to their unvested shares, when such shares vest. Upon termination of a recipient’s business relationship with the Company, the Company has the right, but not the obligation, to repurchase the vested “profits interests” or shares issued upon exercise of an option, at the then fair value of such shares during periods specified in the award. Unvested shares and options expire on the termination of the recipient’s business relationship.

There were no grants of equity awards during the nine months ended September 30, 2016 and no significant changes to the awards previously granted.

8. Commitments and Contingencies

Asset Retirement Obligations

Asset retirement obligation (“ARO”) liabilities, which arise from contractual requirements to perform certain asset retirement activities and is generally recorded when the asset is constructed, is based on the Company’s engineering estimates of future costs to dismantle and remove equipment from a customer’s plant site and to restore the site to a specified condition at the conclusion of a contract. As appropriate, the Company revises certain of its liabilities based on changes in the projected costs for future removal and shipping activities. These revisions, along with accretion expense, are included in cost of revenues in the unaudited condensed consolidated statement of operations.

The following table sets forth the changes of the ARO for the nine months ended September 30, 2016 (in thousands):

Nine Months Ended
September 30,
2016
Asset retirement obligation at December 31, 2015	$1,057
Additional liabilities incurred	10
Accretion of obligation	31
Valuation adjustments	(55)
Asset retirement obligation at September 30, 2016	$1,043

During the three months ended September 30, 2016, certain of the Company’s existing contracts were extended. As a result, the Company recorded a gain of $55 thousand during both the three and nine months ended September 30, 2016 for the revaluation of the ARO based on changes in the projected costs for future removal and shipping activities. No valuation adjustments were recorded during the three and nine months ended September 30, 2015. During the three months ended September 30, 2016 and 2015, the Company recorded accretion expense of $12 thousand and $9 thousand, respectively. Accretion expense recorded during the nine months ended September 30, 2016 and 2015 was $31 thousand and $27 thousand, respectively.

At September 30, 2016 and December 31, 2015, the current portion of the ARO liabilities was $0 and $209 thousand, respectively, and was recorded in accrued liabilities in the unaudited condensed consolidated balance sheets. At September 30, 2016 and December 31, 2015, the long‑term portion of the ARO liabilities was $1.0 million $848 thousand, respectively, and was recorded in other long‑term liabilities in the unaudited condensed consolidated balance sheets. As a result of a contract extension during 2016, $209 thousand was reclassified from accrued liabilities to other long‑term liabilities as of September 30, 2016.

Acquisition Contingent Consideration

Acquisition contingent consideration represents the net present value of the additional purchase price that is contingent on the future performance of an acquired business. The acquisition contingent consideration was derived in connection with certain historical acquisitions made by Quench prior to June 6, 2014.

The following table sets forth the changes of the acquisition contingent consideration for the nine months ended September 30, 2016 (in thousands):

Nine Months Ended
September 30,
2016
Acquisition contingent consideration at December 31, 2015	$915
Payments	(864)
Valuation adjustments	(86)
Interest accretion	35
Acquisition contingent consideration at September 30, 2016	$—

The acquisition contingent consideration liabilities are recorded at fair value as of December 31, 2015 based on a probability‑weighted discounted cash flow model which utilizes unobservable inputs such as the forecasted achievement of performance targets throughout the earn‑out period, the term of the earn‑out period and a discount rate of 10%. Any change in the valuation of the acquisition contingent consideration is recorded as a valuation adjustment within selling, general and administrative expenses in the unaudited condensed consolidated statements of operations. During the three and nine months ended September 30, 2016, the Company recorded a gain on the change in fair value of $86 thousand, which was recorded in selling, general and administrative expenses in the consolidated statements of operations. There was no change in fair value for the three and nine months ended September 30, 2015.

At September 30, 2016, there were no acquisition contingent consideration obligations remaining as a result of final payments being made during the nine months ended September 30, 2016. In April 2016, a payment of

$850 thousand was made along with the final payment of $14 thousand which was paid in September 2016. At December 31, 2015, the remaining balance of the acquisition contingent consideration was $915 thousand which was classified as current and recorded in accrued liabilities in the unaudited condensed consolidated balance sheets. During the three months ended September 30, 2016 and 2015, the Company recorded accretion expense of $2 thousand and $23 thousand, respectively. The Company recorded accretion expense of $35 thousand and $95 thousand during the nine months ended September 30, 2016 and 2015, respectively.

Change in Control Incentive Bonus Plan

In connection with the Contribution on June 6, 2014, the Company assumed a management incentive bonus (“Quench MIP”) pursuant to which certain employees of Quench are entitled to a special cash bonus upon the occurrence of a sale event. As defined in the Quench MIP, a sale event includes, but is not limited to, an initial public offering. The potential cash bonus pool under the Quench MIP would be the lesser of: (i) 10% of the value of the outstanding securities of Quench USA Holdings LLC in excess of $21 million after giving effect to all payments under the plan; or (ii) $6 million.

As of September 30, 2016 and December 31, 2015, the Company has not recorded any liability related to the Quench MIP as no events had occurred nor was it probable an event would occur that would require payment under the Quench MIP. On October 12, 2016, the Company completed its IPO which triggered payment of the Quench MIP. Based on the terms of the Quench MIP, the Company paid to certain of its employees an aggregate of $6.0 million of cash, which will be recorded in selling, general and administrative (“SG&A”) expenses in the unaudited condensed consolidated statements of operations during the fourth quarter of 2016.

Litigation, Claims and Administrative Matters

               The Company, may, from time to time, be a party to legal proceedings, claims, and administrative matters that arise in the normal course of business. The Company has made accruals with respect to certain of these matters, where appropriate, that are reflected in the unaudited condensed consolidated financial statements but are not, individually or in the aggregate, considered material. For other matters for which an accrual has not been made, the Company has not yet determined that a loss is probable or the amount of loss cannot be reasonably estimated. While the ultimate outcome of the matters cannot be determined, the Company currently does not expect that these proceedings and claims, individually or in the aggregate, will have a material effect on the unaudited condensed consolidated financial position, results of operations, or cash flows. The outcome of any litigation is inherently uncertain, however, and if decided adversely to the Company, or if the Company determines that settlement of particular litigation is appropriate, the Company may be subject to liability that could have a material adverse effect on the unaudited condensed consolidated financial position, results of operations, or cash flows. The Company maintains liability insurance in such amounts and with such coverage and deductibles as management believes is reasonable. The principal liability risks that the Company insures against are customer lawsuits caused by damage or nonperformance, workers’ compensation, personal injury, bodily injury, property damage, directors’ and officers’ liability, errors and omissions, employment practices liability and fidelity losses. There can be no assurance that the Company’s liability insurance will cover all events or that the limits of coverage will be sufficient to fully cover all liabilities. As of September 30, 2016 and December 31, 2015, the Company has determined there are no matters for which a material loss is reasonably possible or the Company has either determined that the range of loss is not reasonably estimable or that any reasonably estimable range of loss is not material to the unaudited condensed consolidated financial statements.

9. Supplemental Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Nine Months Ended
	September 30,
	2016	2015
Cash paid during the period:
Interest, net	$7,500	$4,970
Income taxes, net	$71	$41
Non-Cash Transaction Information
Non-cash capital expenditures	$1,078	$1,958
Unpaid offering costs	$1,113	$1,018
Unpaid debt financing costs	$—	$3

10. Segment Reporting

The Company has two operating and reportable segments including Seven Seas Water and Quench. This determination is supported by, among other factors: the existence of individuals responsible for the operations of each segment and who also report directly to the Company’s chief operating decision maker (“CODM”), the nature of the segment’s operations and information presented to the Company’s board of directors and CODM.

Seven Seas Water provides outsourced desalination solutions and wastewater treatment for governmental, municipal, industrial and hospitality customers internationally under long‑term contracts. Quench provides bottleless filtered water coolers and other products that use filtered water as an input, such as ice machines, sparkling water dispensers and coffee brewers, to customers throughout the United States typically under multi‑year contracts. Revenues reported under the Seven Seas Water reportable segment primarily represent bulk water sales and service, including revenues generated from service concession arrangements, whereas revenues under the Quench reportable segment primarily represent rental of filtered water and related systems.

The Company records all non‑direct general and administrative costs in its Seven Seas Water reportable segment and does not allocate these costs to the Quench reportable segment. All intercompany transactions are eliminated for segment presentation purposes.

The following table provides information by reportable segment for the three months ended September 30, 2016 and 2015 (in thousands):

	Three months ended September 30, 2016			Three months ended September 30, 2015
	Seven Seas			Seven Seas
	Water	Quench	Total	Water	Quench	Total
Revenues:
Bulk water	$13,879	$—	$13,879	$13,404	$—	$13,404
Rental	—	12,396	12,396	—	11,422	11,422
Other	—	2,583	2,583	—	2,301	2,301
Total revenues	13,879	14,979	28,858	13,404	13,723	27,127
Gross profit:
Bulk water	6,196	—	6,196	5,343	—	5,343
Rental	—	7,140	7,140	—	6,096	6,096
Other	—	1,227	1,227	—	1,254	1,254
Total gross profit	6,196	8,367	14,563	5,343	7,350	12,693
Selling, general and administrative expenses	5,415	9,697	15,112	4,727	8,487	13,214
Income (loss) from operations	781	(1,330)	(549)	616	(1,137)	(521)
Other expense, net	(1,861)	(1,027)	(2,888)	(1,644)	(1,026)	(2,670)
Loss before income tax expense	(1,080)	(2,357)	(3,437)	(1,028)	(2,163)	(3,191)
Income tax expense	1,275	—	1,275	701	177	878
Net loss	$(2,355)	$(2,357)	$(4,712)	$(1,729)	$(2,340)	$(4,069)
Other information:
Depreciation and amortization expense	$4,183	$3,519	$7,702	$4,036	$2,712	$6,748
Interest expense, net	$1,775	$1,027	$2,802	$1,543	$1,026	$2,569
Expenditures for long-lived assets	$1,810	$3,104	$4,914	$2,867	$3,401	$6,268
Amortization of deferred financing fees	$150	$47	$197	$158	$29	$187

The following table provides information by reportable segment for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine months ended September 30, 2016			Nine months ended September 30, 2015
	Seven Seas			Seven Seas
	Water	Quench	Total	Water	Quench	Total
Revenues:
Bulk water	$40,951	$—	$40,951	$34,515	$—	$34,515
Rental	—	36,153	36,153	—	33,376	33,376
Other	—	7,147	7,147	—	6,034	6,034
Total revenues	40,951	43,300	84,251	34,515	39,410	73,925
Gross profit:
Bulk water	17,975	—	17,975	13,420	—	13,420
Rental	—	20,164	20,164	—	18,551	18,551
Other	—	3,284	3,284	—	2,959	2,959
Total gross profit	17,975	23,448	41,423	13,420	21,510	34,930
Selling, general and administrative expenses	15,348	27,916	43,264	12,740	23,887	36,627
Income (loss) from operations	2,627	(4,468)	(1,841)	680	(2,377)	(1,697)
Other expense, net	(5,387)	(3,065)	(8,452)	(3,114)	(3,093)	(6,207)
Loss before income tax expense	(2,760)	(7,533)	(10,293)	(2,434)	(5,470)	(7,904)
Income tax expense	2,633	—	2,633	1,811	531	2,342
Net loss	$(5,393)	$(7,533)	$(12,926)	$(4,245)	$(6,001)	$(10,246)
Other information:
Depreciation and amortization expense	$12,271	$10,192	$22,463	$9,633	$7,815	$17,448
Interest expense, net	$5,166	$3,065	$8,231	$2,886	$3,093	$5,979
Expenditures for long-lived assets	$7,697	$8,864	$16,561	$10,240	$8,059	$18,299
Amortization of deferred financing fees	$455	$113	$568	$403	$87	$490

As September 30, 2016, total assets for the Seven Seas Water and Quench reportable segments was $232.9 million and $194.8 million, respectively. As of December 31, 2015, total assets for the Seven Seas Water and Quench reportable segments was $235.1 million and $190.5 million, respectively.

11. Significant Concentrations, Risks and Uncertainties

The Company is exposed to interest rate risk resulting from its variable rate loans outstanding that adjust with movements in LIBOR or the lending bank’s prime lending rate.

For the nine months ended September 30, 2016, a significant portion of the Company’s revenues are derived from territories and countries in the Caribbean region. Demand for water in the Caribbean region is impacted by, among other things, levels of rainfall and the tourism industry. High levels of rainfall and a downturn in the level of tourism and demand for real estate could adversely impact the future performance of the Company.

At September 30, 2016, a significant portion of the Company’s property, plant and equipment is located in the Caribbean region. The Caribbean islands are situated in a geography where tropical storms and hurricanes occur with regularity, especially during certain times of the year. The Company designs its plant facilities to withstand such conditions; however, a major storm could result in plant damage or periods of reduced consumption or unavailability of electricity or source seawater needed to produce water. It is the Company’s policy to maintain adequate levels of property and casualty insurance; however, the Company only insures certain plants for wind.

The operation of desalination plants requires significant amounts of electricity which typically is provided by the local utility of the jurisdiction in which the plant is located. A shortage of supply caused by force majeure or material increases in electricity costs could adversely impact the Company’s operating results. To mitigate the risk of electricity cost increases, the Company has generally contracted with major customers for those cost increases to be borne by the customers and has invested in energy efficient technology. Management believes that rising energy costs and availability of its supply of electricity would not have a material adverse effect on its future performance.

12. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the unaudited condensed consolidated financial statements for the nine months ended September 30, 2016. The subsequent events included the following:

•	On October 4, 2016, the Company completed a series of final reorganization transactions in anticipation of the IPO. (Note 1)

•

On October 5, 2016, the Company’s IPO was declared effective and on October 12, 2016, the Company completed the IPO of 7,475,000 ordinary shares at a public offering price of $18.00 per share. The Company received net proceeds of approximately $119.9 million, after deducting underwriting discounts and commissions and estimated offering expenses. (Note 1)

•

On October 6, 2016, the Company granted options to purchase 3.5 million ordinary shares at an exercise price of $18.00 per share. In addition, the Company granted 0.2 million restricted stock units on November 15, 2016. (Note 7)

•

On October 12, 2016, the Company completed the IPO which triggered payment of the Quench MIP. Based on the terms of the Quench MIP, the Company paid to certain of its employees an aggregate of $6.0 million of cash, which was recorded in SG&A expenses in the unaudited condensed consolidated statements of operations during the fourth quarter of 2016. (Note 8)

•

On September 15, 2016, AquaVenture Holdings Peru S.A.C. ("AVH Peru"), a Peruvian company and an indirect wholly-owned subsidiary of AquaVenture, entered into a purchase and sale agreement to acquire all of the outstanding shares of Aguas De Bayovar S.A.C ("ADB") and all of the rights and obligations under a design and construction contract for a desalination plant and related infrastructure located in Peru (“Peru Transaction”). On October 31, 2016, AVH Peru completed the Peru Transaction for an aggregate purchase price of approximately $46 million in cash. The Peru Transaction was funded using a portion of the proceeds from the Company’s IPO.

The desalination plant and related infrastructure, which was completed in 2010, has a design capacity of 2.7 million gallons per day (“GPD”), and ADB operates and maintains the desalination plant and related infrastructure constructed under the design and construction agreement to produce water for a contracted fee on a take-or-pay basis for a phosphate mining company pursuant to an operating and maintenance agreement, which expires in 2037. The rights to the design and construction contract include monthly installment payments for the construction of the desalination plant and related infrastructure, which continues until 2024. These payments will be accounted for as a long term note receivable. AVH Peru completed the Peru Transaction to expand its installed base of seawater reverse osmosis desalination facilities used to provide Water-as-a-Service, its presence in South America and the industries served.

Due primarily to the timing of the acquisition and the complexities involved with determining fair value of assets acquired, the Company has not yet completed the allocation of the purchase price to the assets acquired and liabilities assumed. The Company expects to complete the allocation during the fourth quarter of 2016.

The operations of ADB will be included in the Seven Seas Water reporting segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Operating Results.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us up to, and including, the date of this document. We expressly disclaim any obligation to update any such forward-looking statements to reflect events or circumstances that arise after the date hereof. Such forward-looking statements are subject to risks, uncertainties and other important factors which could cause our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included elsewhere under Part II, Item 1A below. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the SEC.

Overview

AquaVenture is a multinational provider of Water‑as‑a‑Service, or WAAS, solutions that provide our customers with a reliable and cost‑effective source of clean drinking and process water primarily under long‑term contracts that minimize capital investment by the customer. We believe our WAAS business model offers a differentiated value proposition that generates long‑term customer relationships, recurring revenue, predictable cash flow and attractive rates of return. We generate revenue from our operations in the United States, the Caribbean, Saudi Arabia and Chile and are pursuing expansion opportunities in North America, the Caribbean, Latin America, India and the Middle East.

We deliver our WAAS solutions through two operating platforms: Seven Seas Water and Quench. Seven Seas Water is a multinational provider of desalination and wastewater treatment solutions, providing 7 billion gallons of potable, high purity industrial grade and ultra‑pure water per year to governmental, municipal, industrial and hospitality customers. Quench, which we acquired in June 2014, is a U.S.‑based provider of Point‑of‑Use, or POU, filtered water systems and related services to approximately 40,000 institutional and commercial customers, including more than half of the Fortune 500.

Our Seven Seas Water platform generates recurring revenue through long‑term contracts for the delivery of treated bulk water, generally based on the amount of water we deliver. The significant majority of our Seven Seas Water revenue is derived from our operations in five different locations as of September 30, 2016:

•

The U.S. Virgin Islands (“USVI”): Seven Seas Water provides all of the municipal potable water needs for the islands of St. Croix, St. Thomas and St. John through its two seawater desalination plants, one on St. Croix and one on St. Thomas, having a combined capacity of approximately 7.0 million GPD. We also provide ultrapure water for use in power generation units by further processing a portion of the potable water we produce for certain of our customers.

•

St. Maarten: Seven Seas Water is the primary supplier of municipal potable water needs for St. Maarten through its three seawater desalination plants, which have a combined capacity of approximately 4.8 million GPD.

•	Curaçao: Seven Seas Water provides industrial grade water through seawater and brackish water desalination facilities having a combined capacity of approximately 4.9 million GPD.

•	Trinidad: Seven Seas Water provides potable water to southern Trinidad through its seawater desalination plant having a capacity of approximately 6.7 million GPD.

•

The British Virgin Islands (“BVI”): Seven Seas Water is the primary supplier of Tortola’s potable water needs through its seawater desalination plant having a capacity of approximately 2.8 million GPD, which we began operating after we acquired the capital stock of Biwater (BVI) Holdings Limited on June 11, 2015.

Seven Seas Water offers solutions that utilize reverse osmosis and other purification technologies to convert seawater or brackish water into potable, high purity industrial grade and ultra‑pure water in large volumes for customers operating in regions with limited access to usable water. Our WAAS solutions allow our customers to outsource the management of the entire lifecycle of a desalination plant. We are supported by an operations center in Tampa, Florida, which provides business development, engineering, field service support, procurement, accounting, finance and other administrative functions.

Our Quench platform generates recurring revenue from the rental and servicing of POU water filtration systems and related equipment, such as ice and sparkling water machines, and from the contracted maintenance of customer‑owned equipment. Quench also generates revenue from the sale of coffee and consumables. Our annual unit attrition rate at September 30, 2016 was 7.8%, implying an average rental period of more than 11 years. We define “annual unit attrition rate” as a ratio, the numerator of which is the total number of removals of company-owned and billed rental units during the trailing 12-month period, and the denominator of which is the average number of company-owned and billed rental units during the same 12-month period. We receive recurring fees for the units we rent or service throughout the life of our customer relationship. We also receive non‑recurring revenue from some customers for certain services, such as installation, relocation or removal of equipment, as well as from the resale of equipment. We achieve an attractive return on our rental assets due to strong customer retention. We provide our systems and services to a broad mix of industries, including government, education, medical, manufacturing, retail, and hospitality, among others. We operate across the United States and are supported by a primary operations center in King of Prussia, Pennsylvania.

For the three and nine months ended September 30, 2016, our consolidated revenues were $28.9 million and $84.3 million, respectively, which represents an increase of 6.4% and 14.0%, respectively, over the comparable periods in 2015. The increases in consolidated revenues for the three and nine months ended September 30, 2016 were composed of increases in our Seven Seas Water segment of 3.5% and 18.6%, respectively, and increases in our Quench segment of 9.2% and 9.9%, respectively, over the comparable periods in 2015. The increase in revenue for our Seven Seas Water segment during the three months ended September 30, 2016 over the comparable period in 2015 was primarily due to contractual rate increases, while the increase during the nine months ended September 30, 2016 over the comparable period in 2015 was primarily due to the additional revenues from the acquisition of our operations in the BVI in June 2015. The increases in revenue for our Quench segment during the three and nine months ended September 30, 2016 over the comparable periods in 2015 were primarily due to an increase in company-owned units placed on lease and equipment sales to a major customer.

On October 5, 2016, our IPO was declared effective and on October 12, 2016, we completed the IPO of 7,475,000 ordinary shares at a public offering price of $18.00 per share. We received net proceeds of approximately $119.9 million, after deducting underwriting discounts and commissions and estimated offering expenses.

On October 6, 2016, we granted options to purchase 3.5 million ordinary shares of the Company at an exercise price of $18.00 per share. The grant date fair value of the granted options to purchase ordinary shares was approximately $20 million, which will be recognized over the requisite service period.

On October 12, 2016, we completed our IPO which triggered payment of the Quench MIP. Based on the terms of the Quench MIP, we paid to certain of our employees an aggregate of $6.0 million of cash, which was recorded during the fourth quarter of 2016.

On September 15, 2016, AVH Peru entered into a purchase and sale agreement to acquire all of the outstanding shares of ADB and all of the rights and obligations under a design and construction contract for a desalination plant and related infrastructure located in Peru. On October 31, 2016, AVH Peru completed the Peru Transaction for an aggregate purchase price of approximately $46 million in cash. The Peru Transaction was funded using a portion of the proceeds from the Company’s IPO. The desalination plant and related infrastructure, which was completed in 2010, has a design capacity of 2.7 million GPD, and ADB operates and maintains the desalination plant and related infrastructure constructed under the design and construction agreement to produce water for a contracted fee on a take-or-pay basis for a phosphate mining company pursuant to an operating and maintenance agreement, which expires in 2037. The rights to the design and construction contract include monthly installment payments for the construction of the desalination plant and related infrastructure, which continues until 2024. These payments will be accounted for as a long term note receivable.

On November 15, 2016,  we granted 0.2 million restricted stock units. The grant date fair value of the granted restricted stock units was approximately $4 million, which will be recognized over the requisite service period.

Operating Segments

We have two reportable segments that align with our operating platforms: Seven Seas Water and Quench. The segment determination is supported by, among other factors: the existence of individuals responsible for the operations of each segment and who also report directly to our chief operating decision maker, or CODM, the nature of the segment’s operations and information presented to our board and our CODM. The expenses of AquaVenture Holdings Limited are included in the Seven Seas Water segment results.

Components of Revenues and Expenses

Management reviews the results of operations using a variety of measurements and procedures including an analysis of the statement of operations which management considers an important aspect of our performance analysis. To help the reader better understand the discussion of operating results, details regarding certain line items have been provided below.

Revenues

Seven Seas Water

Our Seven Seas Water business generates revenue primarily from the delivery of treated bulk water to governmental, municipal, industrial and hospitality customers. We generally recognize revenue from bulk water sales and services at the time water is supplied to our customers in accordance with the applicable water supply agreements. Certain agreements contain minimum monthly charge provisions which allow us to invoice the customer for the greater of the water supplied or a minimum monthly charge if we have met our water supply obligations. The amount of water supplied is based on meter readings performed at or near the end of each month. Estimates of revenue for unbilled water are recorded when meter readings occur at a time other than the end of a period.

Our Seven Seas Water business operates on a water outsourcing model. Certain contracts under which we construct a plant to provide bulk water to a specific customer contain certain terms and conditions that under U.S. GAAP accounting rules require the arrangement to be accounted for as an operating lease. We have determined that revenue recognition over the life of contracts that are categorized under U.S. GAAP as operating leases is consistent with contracts for bulk water sales and service after taking into consideration our analysis of contingent rent, any minimum take‑or‑pay provisions and contractual unit pricing.

Through the Seven Seas Water operating platform, we also recognize revenue under certain contracts with our customers that are required by U.S. GAAP to be accounted for as service concession arrangements. Service concession arrangements are agreements entered into with a public‑sector entity that controls both the ability to modify or approve the services and prices provided by the operating company and beneficial entitlement or residual interest in the infrastructure at the end of the term of the agreement. Our service concession arrangements require the construction of infrastructure, which is ultimately operated by us to provide bulk water to the customer in accordance with the applicable agreement. Revenue is calculated based on the amount of water supplied at contractually determined rates. The amount of water supplied is based on meter readings performed at or near the end of each month. Estimates of revenues for unbilled water are recorded when meter readings occur at a time other than the end of a period. Amounts paid by customers in excess of recognizable revenue are recorded as deferred revenue in the consolidated balance sheets. We have determined such revenue is recognized on a basis that is consistent with the recognition of revenue from bulk water sales and service as a result of our continuing obligation to perform under the contract and after taking into consideration contractual unit pricing.

Quench

Our Quench business generates recurring revenue from the rental and servicing of POU water filtration systems and related equipment, such as ice and sparkling water machines, and from the contracted maintenance of customer‑owned equipment. We receive non‑recurring revenue from the resale of equipment and for certain services, such as installation, relocation and removal of equipment. Quench also generates revenue from the sale of coffee and consumables.

The majority of Quench customers rent our systems under multi‑year, automatically renewing contracts, and our annual unit attrition rate, as of September 30, 2016, was 7.8%, implying an average rental period of more than 11 years. We receive recurring fees for the units we rent ratably throughout the term of each contract period.

Cost of Revenues

Seven Seas Water

Cost of revenues for our Seven Seas Water business consists primarily of the cost of plant depreciation, amortization of long‑term contract costs under service concession agreements, plant personnel costs (including compensation and other related personnel costs for plant employees), electric power, repairs and maintenance, personnel and travel costs for field engineering services and the cost of consumables.

Plant depreciation is the largest component of our cost of revenues. In the future, we expect that our depreciation and cost of revenue will increase with the addition of new water plants and future acquisitions. Plant depreciation is calculated using a straight‑line method with an allowance for estimated residual values. Depreciation rates are determined based on the estimated useful lives of the assets. Depreciation commences when the plant is placed into service.

Our costs for the infrastructure used to produce water for our customers under service concession arrangements are recorded as a long‑term asset and are amortized over the term of the arrangement using a straight‑line method. Amortization of such costs is a significant expense.

Plant labor costs are generally consistent within a normal range of plant production but can vary from plant to plant depending on the size of the plant and the complexity of the water application. Costs of labor can vary depending on the prevailing labor market for the level of employees needed in the jurisdiction where the plant is located.

Electrical power for our large plants is generally provided by the customer or charged by us to the customer as a pass through cost; however, our contracts normally require us to maintain electrical usage at or below a specified level of kilowatt hours for each gallon of water produced.

For property, plant and equipment owned by us, expenditures for repairs and maintenance are expensed as incurred, whereas betterments that add capacity, significantly improve operating efficiency or extend the asset life are capitalized. For service concession arrangements, only expenditures that add production capacity are capitalized.

Field engineering services include mainly the cost of labor and travel for our specially trained and skilled employees who are deployed to our plant sites under the direction of our Tampa, Florida services center. These personnel are utilized to handle more complex maintenance tasks and to troubleshoot performance issues with our plant equipment and systems. Such expenses can vary depending on the number of projects and the time and extent of the maintenance requirements.

Consumables are typically chemical additives used in the pre‑ and post‑production processes to meet the water quality and attribute specifications of our customers.

Quench

Cost of revenues for our Quench business consists primarily of the cost of personnel and travel for our field service, supply chain and technician scheduling and dispatch teams; depreciation of rental equipment and field service vehicles; the cost of equipment purchased for resale; the cost of coffee and related products; the cost of filters and repair parts; and freight costs. Expenditures incurred in connection with the installation of our rental equipment are capitalized and depreciated to cost of revenues over their estimated useful life.

Selling, General and Administrative Expenses

Each segment reports the selling, general and administrative expenses that pertain to its business. In addition, the expenses of AquaVenture Holdings Limited, consisting mainly of professional service and other expenses to support its activities as a holding company, are included in the Seven Seas Water segment results. Selling, general and administrative expenses for each segment include acquisition‑related costs, if any, and share‑based compensation charges that are attributable to the segment.

Seven Seas Water

Selling, general and administrative expenses for Seven Seas Water consist primarily of compensation and benefits, third‑party professional service fees and travel. Selling and marketing expenses consist mainly of personnel and travel costs of our business development organization, third‑party and internal engineering costs incurred in connection with new project feasibility studies or proposals, and the costs for operating business development offices in South America and for business development activities in the Middle East.

General and administrative expenses include personnel and related costs for our executive, engineering, procurement, finance, human resources organizations and other administrative employees. Third‑party professional service costs included in general and administrative expenses are composed mainly of consulting, legal, accounting and tax services. Other general and administrative expenses include depreciation of vehicles, office equipment and improvements and computer systems and software not directly related to the production of water or other water services, and other corporate expenses. In the future, we expect that our selling, general and administrative expenses will increase due to business development efforts in new markets, the costs of being a public company and the general infrastructure to support our future growth.

Quench

Selling, general and administrative expenses for Quench include costs related to our selling and marketing functions as well as general and administrative costs associated with our operations center and operating locations, including information systems, finance, customer care, and human resources. Selling and marketing costs primarily include personnel costs (including salaries, benefits and share‑based compensation), commissions, amortization of deferred lease costs and expenses related to lead generation. General and administrative expenses also include amortization expense associated with intangible assets acquired in connection with business combinations, which are amortized over their expected useful lives, fees for third‑party professional services (including consulting, legal, accounting and tax services), travel, depreciation of non‑service equipment and other administrative expenses.

Other Expense and Income

Other expense and income consists mainly of interest expense on bank and private lender debt. In the future, we expect that our interest expense will increase as a result of the use of debt financing for new plant construction and business acquisitions.

Key Factors Affecting Our Performance and Comparability of Results

A number of key factors have affected and will continue to affect our performance and the comparison of our operating results, including matters discussed below and those items described in the section entitled “Risk Factors.”

Seven Seas Water

The financial performance of our Seven Seas Water business has been, and will continue to be, significantly affected by our ability to identify and secure new projects for desalination, wastewater treatment and water reuse services with new and existing governmental, municipal, industrial, and hospitality customers. Performance of an existing plant site is generally consistent over time. Our performance and the comparability of results over time, however, are largely driven by the timing of events such as securing new plant projects, plant expansions, acquisitions of existing plants, and the extension, termination or expiration of water supply agreements. The timing of many of these events is unpredictable. New plant projects, plant expansions and plant acquisitions, when they do occur, require significant levels of cash and company resources before and after the commencement of revenue and their impact on our results of operations can be significant.

The table below summarizes significant events in 2015 and the nine months ended September 30, 2016 that affect performance and comparability of financial results for these and future periods:

			Capacity
			(Million	Commencement
Plant Name	Location	Event	GPD)	Date
CRU Refinery	Curaçao	Plant expansion	2.5	January 2015
Paraquita Bay	BVI	Plant acquisition	2.8	June 2015
Point Blanche	St. Maarten	Plant expansion ‑ Phase 2	1.0	March 2016
Point Fortin	Trinidad	Plant expansion	1.2	July 2016

Time and Expense Associated with New Business Development

The period of time required to develop an opportunity and secure an award can be lengthy, historically taking multiple years during which significant amounts of business development expense may be incurred. Our business development organization seeks to identify new project opportunities for both competitive bid situations and through unsolicited negotiated arrangements. Governmental water customers generally require a competitive bid for new plant development. We believe our build, own and operate model provides a significant distinction from many of our competitors in a bid or other selection process. Participation in a formal bid process and in negotiated arrangements can require significant costs, the timing of which can impact the comparability of our financial results. While our proposed pricing factors in such costs, there is no assurance that we will secure the contract and ultimately recover our costs.

The period from contract award to the commissioning of a new plant (and commencement of revenues) can also vary greatly due to, among other things, the size and complexity of the plant, the customer water specification, the suitability of the plant site and our ability to use existing infrastructure, the lead times for any required custom made or made to order equipment, and the ability to obtain required permits and licenses. In the case of a newly constructed plant, there is typically a ramp‑up period during which the plant operates below normal capacity.

To increase opportunities for new business with shortened sales cycles, we have, since 2008, pursued and achieved significant additional business and established long‑term customer relationships as a result of our rapid deployment capabilities, which allow us to respond to short‑term emergency water shortages in our target markets, often without a competitive bid requirement. Our current business in the USVI and Curaçao is attributable in large part to earlier deployments of our mobile containerized units to address emergency shortages. We continue to maintain this capability through our investment in containerized and modular water plants that include components having long procurement lead times.

To optimize our returns and asset base, we seek to finance a portion of the investment, including projects and acquisitions, through debt. The timing, extent and terms of such debt financing and the ensuing increase to interest expense can vary from project to project.

Existing Customer Relationships

We expect to continue to grow our business with existing customers by expanding and extending the contractual term for existing plants to meet expected increasing customer demand, each of which will impact our performance and comparability of results. As the volume of water produced at an existing plant increases, we typically experience increased sales volume and a lower cost for each incremental gallon produced, and our customers benefit from an increased and reliable supply of water. Similarly, contract extensions and renewals provide economic benefits for both the customer and us. By the time of an extension or renewal we have typically recovered meaningful portions of our capital investment and only incremental capital investment may be required. These factors provide a competitive advantage in a contract extension (or renewal) process and may enable us to reduce unit prices, sustain profitability and achieve an improved and continuing return on our invested capital.

Historically, additional plant expansions and contract extensions have followed our initial installations. For example, in Curaçao, at the customer’s request, we expanded plant production capacity in 2012 and again in 2013, in both cases also extending the contract term. In 2014, we assumed responsibility for retrofitting and operating customer‑owned equipment, and we now provide approximately 80% of the water used at this customer’s facility. We have also had capacity expansions in the USVI and St. Maarten and have had contract extensions at each of our first four major plants. In addition, on September 3, 2015, we amended our water sale agreement with a customer in Trinidad to expand the existing desalination plant capacity by approximately 21% and extend the term of the contract by 50 months.

Plant Acquisitions

Revenue and expenses will increase upon an acquisition of an existing plant from a third party, which could be a new customer, an existing customer, a third‑party project developer or a facility owner. The time, cost and capital required to complete a plant acquisition are significant. Initially an acquired plant may experience periods of downtime or reduced production levels as well as additional capital investment while we bring the plant up to our engineering and operating standards. We have completed six acquisitions of existing plant operations since inception. In June 2015, we acquired the capital stock of Biwater Holdings for a total purchase price of $47.8 million. A subsidiary of Biwater Holdings operates a 2.8 million GPD plant in the BVI, where we now provide water and services to the BVI government. Results after the June 2015 date of acquisition are included in the results of operations for the Seven Seas Water segment. Acquisitions are a part of our Seven Seas Water growth strategy and accordingly our ability to grow could be impacted by our effectiveness in completing and integrating our acquisitions.

Entry into New Markets

Our future performance will be affected by our investment and success in securing business in new markets. While continuing to penetrate the Caribbean market, we have also expanded our business development efforts to pursue a global business footprint in North America, Latin America, the Middle East and India. As we continue to pursue entry into new markets, we may incur increasing expenses for business development that may be sustained for long periods of time before realizing the benefit of incremental revenues. In addition, our entry into some new markets may be better served through partnering arrangements such as joint ventures, which may result in a minority position. Such an arrangement may be economically attractive even though, in some circumstances, we may not be able to consolidate the operating results of a partnering arrangement with our own operating results.

Our future performance will also be affected by our efforts and ability to secure new or expanded business from new outsourcing applications such as highly specialized water for industrial companies, municipal and industrial wastewater treatment and reuse, and processing of produced water generated from oil and gas exploration. We may incur additional costs to develop industry specific knowledge about such opportunities.

Changes to Sales Volume, Costs of Sales and Operating Expenses

Our profitability is affected by changes in the volume of water delivered above any minimum required customer purchases and our ability to control plant production costs and operating expenses.

Due to the capital intensive nature of our business and the relatively high level of fixed costs such as depreciation and long‑term contract amortization, our Seven Seas Water model is characterized by high levels of operating leverage. As a result, significant swings in production volume will favorably or unfavorably impact profitability more significantly than business models with less operating leverage. We have mitigated the downside risk of declines in plant production through the inclusion of minimum customer purchase requirements in six of our eight water supply contracts with our major customers except where we have contractual rights to be the exclusive water supplier or where our customer must purchase all the water we produce and we must provide volume at a specified percentage of installed capacity. We design our plants to meet or exceed contractual supply requirements but our failure to meet minimum supply requirements could result in penalties that may adversely affect our financial performance.

Electrical costs are a major expense in connection with the operation of a water treatment plant. Our major customers either directly or through related parties, provide the electricity needed to run the plant without cost to us or reimburse us for this cost on a pass‑through basis. In general, our contracts require us to maintain electrical usage at or below a specified level of kilowatt hours for each gallon of water produced. Thus our cost risk is principally with respect to our ability to use electrical power efficiently. We have made investments in plant equipment and configuration to maintain required levels of electrical efficiency.

Personnel costs are another major cost element for plant operations. Our contracts generally provide for price adjustments for inflation. Profitability, however, could be adversely affected by a significant increase in market prices for labor, social taxes and benefits or changes in operations requiring additional personnel. Because we assume responsibility to run plants over long periods of time, we use plant designs, equipment and equipment maintenance programs that seek to minimize future repairs and optimize long‑term cost performance. We may however, from time to time experience equipment failures outside of warranty coverage which could result in significant costs to repair.

Our operations center in Tampa, Florida and our organization in Santiago, Chile incur significant selling, general and administrative expenses that are intended to support our plans for future growth. Certain of these expenses, in particular those related to business development, are largely discretionary and not correlated specifically to short‑term changes in revenue. Direct engineering cost, including allocated overhead, for personnel at our operations center are capitalized as a project cost based on hours incurred on active plant construction projects which can change from period to period. The timing of new hires, the utilization of engineering personnel and the spending in these areas may affect the comparability of our results. In addition, we expect to incur increased legal, accounting and other expenses as we pursue our expansion strategy and as a public company, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, or the Exchange Act, and the listing requirements of the New York Stock Exchange. We anticipate that such operating costs as a percentage of revenue will moderate over the long term as our revenues increase.

Contractually Scheduled and Negotiated Changes to Terms and Conditions

Our Seven Seas Water business is conducted in accordance with the terms of long‑term water supply contracts that, among other things, may provide for minimum customer purchases, guaranteed supply volumes and specified levels of pricing based on the volume of water purchased during the billing period. These contractual features are key determinants of plant revenue and plant profitability. Certain of our contracts provide for contractually scheduled price changes. In addition, most of our contracts include provisions to increase prices in accordance with a specified inflation index such as the consumer price index. From time to time, we also negotiate pricing changes with our customers as part of an arrangement to extend or renew a contract, expand plant capacity or increase minimum volumes pursuant to a take‑or‑pay agreement.

Revenues and operating income can be expected to decrease, potentially by a significant amount, upon a decrease in contracted services or contract termination or expiration. We seek to mitigate the risk of such events by establishing a track record for reliability and leveraging the cost advantages of being the incumbent provider.

Customer Demand and Certain Other External Factors

We design plant capacity to exceed the minimum purchase requirements contained in our contracts to meet anticipated customer needs and maintain sufficient excess capacity. Our customer’s water demand and our ability to meet that demand can vary among quarters and annual periods for a variety of reasons over which we have little control, including:

•

the timing and length of shutdowns of customer facilities due to factors such as equipment failures, power outages, regular scheduled maintenance and severe weather which can adversely affect customer demand;

•

seasonal fluctuations or downturns in the general economy can be expected to adversely affect demand from customer for whom tourism is a significant economic driver, including our municipal or resort customers;

•

economic cycles may affect the industrial customers we serve, especially those in the energy sector where volatility in oil prices or consolidation of refinery capacity could adversely affect customer demand;

•	excessive periods of rain or drought can impact primary demand;

•

various environmental factors and natural or man‑made conditions impacting the quality of source water, such as bacteria levels or contaminants in source water, can require additional pretreatment thus adding cost and reducing the level of production throughput; and

•

technological advances especially in new filtration technologies, reverse osmosis membranes, energy recovery equipment and energy efficient plant designs may affect future operating performance and the cost competitiveness of our services in the market.

Quench

Attracting New Customers

Our performance will be affected by our ability to continue to attract new customers. We believe that the U.S. commercial water cooler market is underpenetrated by POU water filtration, which represents only 11.1% by revenue of a $4.2 billion market in 2015. We intend to continue to invest in selling and marketing efforts to attract new customers for our filtered water systems, both within our existing geographic territories and in targeted additional territories. Our ability to attract new customers may vary from period to period for several reasons, including the effectiveness of our selling and marketing efforts, our ability to hire and retain salespeople, competitive dynamics, variability in our sales cycle (particularly related to opportunities to serve larger enterprises), and the timing of the roll‑out of large‑enterprise orders and general economic conditions.

Customer Relationships

We believe that our existing customers continue to provide significant opportunities for us to offer additional products and services. These opportunities include the rental of additional or upgraded water coolers, as well as the rental of equipment from our newer product lines enabled by POU water filtration, such as ice machines, sparkling water coolers and coffee brewers. We also expect to invest to grow the sales of consumables associated with our systems, such as coffee and related products.

Typically, we rent our systems to customers on multi‑year, automatically‑renewing contracts, and we anticipate extending our relationships with existing customers beyond the initial contract term. Some customers terminate their agreements during the agreement term, typically due to financial constraints, and others cancel at the end of the term. Our annual unit attrition rate at September 30, 2016 was 7.8%, implying an average rental period of more than 11 years. Our ability to retain our existing customer relationships will affect our performance and is affected by a number of factors, including the effectiveness of our retention efforts, the quality of our products and service, our pricing, competitive dynamics in the industry, product availability, and the health of the economy.

Strategic Acquisitions

The POU water filtration industry is highly fragmented, with a large number of local competitors and several larger regional operators. Quench has completed eleven acquisitions since 2008, three of which occurred after our acquisition of Quench in 2014. We expect to continue to pursue select acquisitions to increase our scale, customer density and geographic service area. Our ability to complete acquisitions is a function of many factors, including competition, purchase price and our short‑term business priorities. Accordingly, it is impossible to predict whether any current or future discussions will lead to the successful completion of any acquisitions. Since acquisitions are a part of our growth strategy, the inability to complete, integrate and profitably operate acquisitions may adversely affect our operating results.

Changes to Cost of Sales and Operating Expenses

Profitability of our Quench platform will be affected by our ability to control our costs of sales and operating expenses.

A majority of Quench rental agreements are priced at fixed rates for periods of up to five years. As a result, our gross margins are exposed to potential cost of sales increases that cannot be immediately offset by price adjustments. The volume, mix and pricing of equipment and consumables purchased for immediate resale (as opposed to rental) can impact the consistency and comparability of our results. The timing, number and compensation of new service hires and associated vehicles, as well as the use of outside service providers, may affect our gross margins.

Quench incurs selling, general and administrative costs to support a national sales force, a widely dispersed installed base of customers, and a high volume of recurring business transactions. A portion of such costs is composed of new customer acquisition costs, such as lead generation expenses and sales commissions, which are expensed upfront and recovered over the periods following the execution of a customer contract and any subsequent renewal. A portion of new customer acquisitions costs, including internal salaries and benefits, directly related to the negotiation and execution of leases considered lease origination costs are capitalized as deferred lease costs. Deferred lease costs are amortized on a straight‑line basis over the average lease term. Selling, general and administrative costs also include certain costs to complete business acquisitions, which precede the realization of revenues generated by the acquired new business, and discretionary investments in infrastructure to support our plans for Quench’s future long‑term growth. The timing of these expenditures and their impact relative to the revenues generated can affect our performance and comparability of results.

Presentation of Financial Information

We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. In the preparation of these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. To the extent that there are material differences between these estimates and actual results, our financial condition or operating results would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss below.

New Accounting Pronouncements

In May 2014, the FASB issued authoritative guidance regarding revenue from contracts with customers, which specifies that revenue should be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration which the company expects to be entitled in exchange for those goods or services. This guidance will be effective for annual reporting periods beginning on or after December 15, 2017 and interim periods within those annual periods and will require enhanced disclosures. We are currently evaluating the potential impact of the accounting and disclosure requirements on the consolidated financial statements. We expect to finalize the assessment during 2017.

In February 2016, the FASB issued authoritative guidance regarding leases, which requires lessees to recognize a lease liability and right‑of‑use asset for operating leases, with the exception of short‑term leases. Additionally, lessor accounting was modified to align, where necessary, with lessee accounting modifications and the authoritative guidance regarding revenue from contracts with customers. This guidance will be effective for annual reporting periods beginning on or after December 15, 2018, including interim periods within those annual periods, and early adoption is permitted. We are currently evaluating the potential impact of the accounting and disclosure requirements on the consolidated financial statements.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our financial statements. On an ongoing basis, we evaluate our estimates and judgments used. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies.

There have been no material changes to our critical accounting policies from those described in “Management’s discussion and analysis of financial condition and results of operations” included in the final prospectus for our IPO, which was filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act, on October 6, 2016.

Results of Operations

The following tables set forth our operating results for the periods presented in dollars and as a percentage of our total revenue. The consolidated and Seven Seas Water segment results include the BVI operations for the periods following its acquisition on June 11, 2015. Further, Seven Seas Water amounts include the operating expenses of its parent, AquaVenture Holdings Limited.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Revenues:
Bulk water	$13,879	$13,404	$40,951	$34,515
Rental	12,396	11,422	36,153	33,376
Other	2,583	2,301	7,147	6,034
Total revenues	28,858	27,127	84,251	73,925
Cost of revenues:
Bulk water	7,683	8,061	22,976	21,095
Rental	5,256	5,326	15,989	14,825
Other	1,356	1,047	3,863	3,075
Total cost of revenues	14,295	14,434	42,828	38,995
Gross profit	14,563	12,693	41,423	34,930
Selling, general and administrative expenses	15,112	13,214	43,264	36,627
Income (loss) from operations	(549)	(521)	(1,841)	(1,697)
Other expense:
Interest expense, net	(2,802)	(2,569)	(8,231)	(5,979)
Other expense	(86)	(101)	(221)	(228)
Loss before income taxes	(3,437)	(3,191)	(10,293)	(7,904)
Income tax expense (benefit)	1,275	878	2,633	2,342
Net loss	$(4,712)	$(4,069)	$(12,926)	$(10,246)

The following table sets forth the components of our consolidated statements of operations for each of the periods presented as a percentage of revenue.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Bulk water	48.0%	49.4%	48.6%	46.7%
Rental	43.0%	42.1%	42.9%	45.1%
Other	9.0%	8.5%	8.5%	8.2%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Bulk water	26.6%	29.7%	27.2%	28.4%
Rental	18.2%	19.6%	19.0%	20.1%
Other	4.7%	3.9%	4.6%	4.2%
Total cost of revenues	49.5%	53.2%	50.8%	52.7%
Gross profit	50.5%	46.8%	49.2%	47.3%
Selling, general and administrative expenses	52.4%	48.7%	51.4%	49.5%
Income (loss) from operations	(1.9)%	(1.9)%	(2.2)%	(2.2)%
Other expense:
Interest expense, net	(9.7)%	(9.5)%	(9.8)%	(8.1)%
Other expense	(0.3)%	(0.4)%	(0.3)%	(0.3)%
Loss before income taxes	(11.9)%	(11.8)%	(12.3)%	(10.6)%
Income tax expense (benefit)	4.4%	3.2%	3.1%	3.2%
Net loss	(16.3)%	(15.0)%	(15.4)%	(13.8)%

Comparison of Three Months ended September 30, 2016 and 2015

Revenues

The following table presents revenue for each of our two operating segments:

	Three Months Ended
	September 30,		Change
	2016	2015	Dollars	Percent
	(dollars in thousands)
Revenues:
Seven Seas Water	$13,879	$13,404	$475	3.5%
Quench	14,979	13,723	1,256	9.2%
Total revenues	$28,858	$27,127	$1,731	6.4%

Our total revenues of $28.9 million for the three months ended September 30, 2016 increased $1.7 million, or 6.4%, as compared to the same period of 2015.

Seven Seas Water revenues for the three months ended September 30, 2016 increased $0.5 million, or 3.5%, as compared to the same period of 2015, primarily due to a  $1.2 million increase due to changes in rate which was offset in part by  a $0.7 million decrease in the volume of water delivered to our customers. The increase in revenues related to rate changes were mainly due to increases in the average per unit price charged (including the impact from take-or-pay contracts) while the decrease in revenues from volume of water delivered to our customers was mainly due to lower demand at our plants in Curaçao and the BVI.

Quench revenues for the three months ended September 30, 2016 increased $1.3 million, or 9.2%, as compared to the same period of 2015, primarily due to higher rental revenue associated with additional units placed under new leases in excess of unit attrition over the past year. An increase in sales of equipment, coffee, and consumables also contributed to the increase in Quench revenues.

Cost of revenues, gross profit and gross margin

The following table presents the major components of cost of revenues, gross profit and gross margin for our two operating segments:

	Three Months Ended
	September 30,		Change
	2016	2015	Dollars	Percent
	(dollars in thousands)
Cost of Revenues:
Seven Seas Water	$7,683	$8,061	$(378)	(4.7)%
Quench	6,612	6,373	239	3.8%
Total cost of revenues	$14,295	$14,434	$(139)	(1.0)%
Gross Profit:
Seven Seas Water	$6,196	$5,343	$853	16.0%
Quench	8,367	7,350	1,017	13.8%
Total gross profit	$14,563	$12,693	$1,870	14.7%
Gross Margin:
Seven Seas Water	44.6%	39.9%
Quench	55.9%	53.6%
Total gross margin	50.5%	46.8%

Total cost of revenues for the three months ended September 30, 2016 decreased $0.1 million, or 1.0%, as compared to the same period of 2015.

Seven Seas Water gross margin for the three months ended September 30, 2016 improved 470 basis points to 44.6% as compared to 39.9% for the same period of 2015, primarily due to an increase in the contractual billing rates without a commensurate increase in costs and reduced operating costs primarily at our Trinidad facility.

Quench gross margin for the three months ended September 30, 2016 improved 230 basis points to 55.9% as compared to 53.6% for the same period of 2015, primarily due to the management of expenses, including personnel and freight costs. These improvements were partially offset by an increase in depreciation expense related to the increase in new company-owned units placed on lease.

Selling, general and administrative expenses

The following table presents the components of selling, general and administrative (“SG&A”) expenses for our two operating segments:

	Three Months Ended
	September 30,		Change
	2016	2015	Dollars	Percent
	(dollars in thousands)
Selling and Marketing Expenses:
Seven Seas Water	$1,176	$1,323	$(147)	(11.1)%
Quench	2,469	2,533	(64)	(2.5)%
Total selling and marketing expenses	$3,645	$3,856	$(211)	(5.5)%
General and Administrative Expenses:
Seven Seas Water	$4,239	$3,404	$835	24.5%
Quench	7,228	5,954	1,274	21.4%
Total general and administrative expenses	$11,467	$9,358	$2,109	22.5%
Total Selling, General and Administrative Expenses:
Seven Seas Water	$5,415	$4,727	$688	14.6%
Quench	9,697	8,487	1,210	14.3%
Total selling, general and administrative expenses	$15,112	$13,214	$1,898	14.4%

Total SG&A expenses for the three months ended September 30, 2016 increased $1.9 million, or 14.4%, as compared to the same period of 2015.

Seven Seas Water SG&A expenses for the three months ended September 30, 2016 increased $0.7 million, or 14.6%, as compared to the same period of 2015. The increase was mainly due to an increase in acquisition‑related costs as compared to 2015 and an increase in compensation and benefits, resulting primarily from an increase in headcount. As a percentage of revenues, Seven Seas Water total SG&A expenses were 39.0% for the three months ended September 30, 2016, as compared to 35.3% for the same period of 2015.

Quench SG&A expenses for the three months ended September 30, 2016 increased $1.2 million, or 14.3%, as compared to the same period of 2015. The increase was mainly due to an increase of $1.1 million of expenses related to the implementation of a new SAAS based ERP system. We expect such implementation costs to continue at similar levels for the remainder of 2016. Quench total SG&A expenses as a percentage of revenue were 64.7% for the three months ended September 30, 2016 as compared to 61.8% for the same period of 2015. Quench total SG&A expenses as a percentage of revenue, excluding ERP costs, were 57.2% for the three months ended September 30, 2016 as compared to 61.8% for the same period of 2015.

Other expense

	Three Months Ended
	September 30,		Change
	2016	2015	Dollars	Percent
	(dollars in thousands)
Interest expense, net	$(2,802)	$(2,569)	$(233)	9.1%
Other expense	(86)	(101)	15	(14.9)%
Total other expense	$(2,888)	$(2,670)	$(218)	8.2%

Interest expense, net for the three months ended September 30, 2016 increased $0.2 million, or 9.1%, as compared to the same period of 2015, primarily due to our draw-down on the Curaçao Credit Facility and the new non-revolving credit facility in Trinidad, each in the first half of 2016. These increases were partially offset by lower interest expense related to reductions in existing Seven Seas Water borrowings that resulted from scheduled bank debt repayments.

Income tax expense

	Three Months Ended
	September 30,		Change in
	2016	2015	Dollars
	(dollars in thousands)
Income tax expense	$1,275	$878	$397
Effective tax rate	(37.1)%	(27.5)%

We operate through multiple legal entities in a variety of domestic and international jurisdictions, some of which do not impose an income tax. Within these jurisdictions, our operations generate a mix of income and losses, which cannot be offset when calculating income tax expense or benefit for each legal entity. Income tax benefits are not recorded for losses generated in jurisdictions where either the jurisdictions do not impose an income tax or we do not believe it is more likely than not that we will realize the benefit of such losses. For the three months ended September 30, 2016 and 2015, we incurred consolidated pre tax losses of $3.4 million and $3.2 million, respectively, but recorded consolidated income tax expense of $1.3 million and $0.9 million, respectively, which was primarily due to income being generated in taxable jurisdictions where no valuation allowance is deemed necessary. Included in the income tax expense recorded during the three months ended September 30, 2016 was approximately $0.6 million of income tax expense related to a change in the estimated income tax benefit expected to be received in a taxable international jurisdiction, which was considered a discrete event. Cash paid for income taxes was $16 thousand and $41 thousand during the three months ended September 30, 2016 and 2015, respectively.

Comparison of Nine Months ended September 30, 2015 and 2016

Revenues

The following table presents revenue for each of our two operating segments:

	Nine Months Ended
	September 30,		Change
	2016	2015	Dollars	Percent
	(dollars in thousands)
Revenues:
Seven Seas Water	$40,951	$34,515	$6,436	18.6%
Quench	43,300	39,410	3,890	9.9%
Total revenues	$84,251	$73,925	$10,326	14.0%

Our total revenues of $84.3 million for the nine months ended September 30, 2016 increased $10.3 million, or 14.0%, as compared to the same period of 2015.

Seven Seas Water revenues for the nine months ended September 30, 2016 increased $6.4 million, or 18.6%, as compared to the same period of 2015, which was primarily due to a $3.2 million increase due to changes in rate and a $3.2 million increase in the volume of water delivered to our customers. The increase in revenues related to rate changes were mainly due to increases in the average per unit price charged while the increase in revenues from volume of water delivered to our customers was mainly due to the acquisition of our operations in the BVI offset by lower demand at our plants in the USVI and Curaçao.

Quench revenues for the nine months ended September 30, 2016 increased $3.9 million, or 9.9%, as compared to the same period of 2015, which was mainly due to higher rental revenue associated with additional units placed under new leases in excess of unit attrition over the past year. Increased equipment sales to a major customer also contributed to the increased Quench revenues.

Cost of revenues, gross profit and gross margin

The following table presents the major components of cost of revenues, gross profit and gross margin for our two operating segments:

	Nine Months Ended
	September 30,		Change
	2016	2015	Dollars	Percent
	(dollars in thousands)
Cost of Revenues:
Seven Seas Water	$22,976	$21,095	$1,881	8.9%
Quench	19,852	17,900	1,952	10.9%
Total cost of revenues	$42,828	$38,995	$3,833	9.8%
Gross Profit:
Seven Seas Water	$17,975	$13,420	$4,555	33.9%
Quench	23,448	21,510	1,938	9.0%
Total gross profit	$41,423	$34,930	$6,493	18.6%
Gross Margin:
Seven Seas Water	43.9%	38.9%
Quench	54.2%	54.6%
Total gross margin	49.2%	47.3%

Total cost of revenues for the nine months ended September 30, 2016 increased $3.8 million, or 9.8%, as compared to the same period of 2015.

Seven Seas Water cost of revenues increased $1.9 million, or 8.9%, primarily due to additional cost of sales from our operations in the BVI, which we acquired in June 2015. These increases were partially offset by lower repair and maintenance expense attributable to work performed in 2015 on our St. Maarten plant feedwater intake system and lower depreciation expense in 2016 resulting from a contract extension in one location. Gross margin for the nine months ended September 30, 2016 improved 500 basis points to 43.9% as compared to 38.9% for the same period of 2015, primarily due to the reduction in repair and maintenance expenses in St. Maarten and the increase in contractual billing rates without a commensurate increase in costs.

Quench cost of revenues for the nine months ended September 30, 2016 increased $2.0 million, or 10.9%, as compared to the same period of 2015, primarily due to an increase in service and supply chain personnel for purposes of supporting future growth and improving retention of existing customers, an increase in equipment costs driven by the increase in revenue from equipment sales, and an increase in depreciation expense associated with a larger installed base of rental units. These increased costs were partially offset by an increase in the amount of labor and other costs dedicated to new unit installation activities, which is capitalized. Quench gross margin remained relatively flat for the nine months ended September 30, 2016 at 54.2% as compared to 54.6% for the same period of 2015.

Selling, general and administrative expenses

The following table presents the components of selling, general and administrative expenses (SG&A) for our two operating segments:

	Nine Months Ended
	September 30,		Change
	2016	2015	Dollars	Percent
	(dollars in thousands)
Selling and Marketing Expenses:
Seven Seas Water	$3,737	$3,374	$363	10.8%
Quench	7,390	6,762	628	9.3%
Total selling and marketing expenses	$11,127	$10,136	$991	9.8%
General and Administrative Expenses:
Seven Seas Water	$11,611	$9,366	$2,245	24.0%
Quench	20,526	17,125	3,401	19.9%
Total general and administrative expenses	$32,137	$26,491	$5,646	21.3%
Total Selling, General and Administrative Expenses:
Seven Seas Water	$15,348	$12,740	$2,608	20.5%
Quench	27,916	23,887	4,029	16.9%
Total selling, general and administrative expenses	$43,264	$36,627	$6,637	18.1%

Total SG&A expenses for the nine months ended September 30, 2016 increased $6.6 million, or 18.1%, as compared to the same period of 2015.

Seven Seas Water SG&A expenses for the nine months ended September 30, 2016 increased $2.6 million, or 20.5%, as compared to the same period of 2015. Seven Seas Water selling and marketing expenses for the nine months ended September 30, 2016 increased $0.4 million, or 10.8%, as compared to the same period of 2015 mainly due to increased compensation related to an increase in headcount and third party engineering services associated with business development activities. Seven Seas Water general and administrative expenses for the nine months ended September 30, 2016 increased $2.2 million, or 24.0%, as compared to the same period of 2015 mainly due to increased compensation and benefits, resulting from an increase in headcount and an increase in discretionary compensation, and expenses incurred in connection with our initial public offering not able to be deferred. As a percentage of revenues, Seven Seas Water total SG&A expenses increased to 37.5% for the nine months ended September 30, 2016, as compared to 36.9% for the same period of 2015.

Quench SG&A expenses for the nine months ended September 30, 2016 increased $4.0 million, or 16.9%, as compared to the same period of 2015. Quench selling and marketing expenses for the nine months ended September 30, 2016 increased $0.6 million, or 9.3%, as compared to the same period of 2015 mainly due to an increase in amortization expense related to deferred lease costs of $0.6 million for the nine months ended September 30, 2016 as compared to the same period of 2015. Quench general and administrative expense increased $3.4 million, or 19.9%, as compared to the same period of 2015 mainly due to $2.1 million of expenses related to the implementation of a new SAAS based ERP system, $0.7 million of accelerated depreciation related to the existing ERP system, and an increase in compensation and benefits as a result of additional accounting, customer care and information technology personnel hired to support future growth and to improve focus on customer retention. We expect such implementation costs to continue at similar levels for the remainder of 2016. Quench total SG&A expenses as a percentage of revenue were 64.5% for the nine months ended September 30, 2016 as compared to 60.6% for the same period of 2015. Quench total SG&A expenses as a percentage of revenue, excluding ERP costs, were 59.6% for the nine months ended September 30, 2016 as compared to 60.6% for the same period of 2015.

Other expense

	Nine Months Ended
	September 30,		Change
	2016	2015	Dollars	Percent
	(dollars in thousands)
Interest expense, net	$(8,231)	$(5,979)	$(2,252)	37.7%
Other expense	(221)	(228)	7	(3.1)%
Total other expense	$(8,452)	$(6,207)	$(2,245)	36.2%

Interest expense, net for the nine months ended September 30, 2016 increased $2.3 million, or 37.7%, as compared to the same period of 2015, primarily due to our draw-down on the Curaçao Credit Facility in the first half of 2016, additional interest expense on bank debt assumed and the note payable issued to the seller, both in connection with the acquisition of our operations in the BVI in June 2015, and our draw-down on the new non-revolving credit facility in Trinidad in the first half of 2016. These increases were partially offset by lower interest expense related to reductions in existing Seven Seas Water borrowings that resulted from scheduled bank debt repayments.

Income tax expense

	Nine Months Ended
	September 30,		Change in
	2016	2015	Dollars
	(dollars in thousands)
Income tax expense	$2,633	$2,342	$291
Effective tax rate	(25.6)%	(29.6)%

We operate through multiple legal entities in a variety of domestic and international jurisdictions, some of which do not impose an income tax. Within these jurisdictions, our operations generate a mix of income and losses, which cannot be offset when calculating income tax expense or benefit for each legal entity. Income tax benefits are not recorded for losses generated in jurisdictions where either the jurisdictions do not impose an income tax or we do not believe it is more likely than not that we will realize the benefit of such losses. For the nine months ended September 30, 2016 and 2015, we incurred consolidated pre tax losses of $10.3 million and $7.9 million, respectively, but recorded consolidated income tax expense of $2.6 million and $2.3 million, respectively, which was primarily due to income being generated in taxable jurisdictions where no valuation allowance is deemed necessary. Included in the income tax expense recorded during the nine months ended September 30, 2016 was approximately $0.8 million of income tax expense related to a change in the estimated income tax benefit expected to be received in a taxable international jurisdiction, which was considered a discrete event. Cash paid for income taxes was $71 thousand and $41 thousand during the nine months ended September 30, 2016 and 2015, respectively.

Key Metrics

We regularly use Adjusted EBITDA and Adjusted EBITDA Margin as key metrics to measure our performance, evaluate growth trends and determine business strategy.

Adjusted EBITDA

Adjusted EBITDA, a non‑GAAP financial measure, is defined as earnings (loss) before net interest expense, income taxes, depreciation and amortization as well as adjusting for the following items: share‑based compensation expense, gain or loss on disposal of assets, acquisition‑related expenses, goodwill impairment charges, changes in deferred revenue related to our bulk water business, enterprise resource planning (“ERP”) system implementation charges for a software‑as‑a‑service (“SAAS”) solution, initial public offering costs and certain adjustments recorded in connection with purchase accounting for acquisitions. Adjusted EBITDA should not be considered a measure of financial performance under GAAP. Management believes that the use of Adjusted EBITDA, which is used by management as a key metric to assess performance, provides consistency and comparability with our past financial performance, and facilitates period‑to‑period comparisons of operations. Management believes that it is useful to exclude certain charges, such as depreciation and amortization, and non‑core operational charges, from Adjusted EBITDA because (1) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and (2) such expenses can vary significantly between periods as a result of the timing of acquisitions or restructurings. Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect net interest expense, which represents a reduction in cash available to us;

•	Adjusted EBITDA does not reflect income tax expenses that may represent a reduction in cash available to us;

•	Adjusted EBITDA does not reflect acquisition‑related expenses, which represents a reduction in cash available to us;

•	Adjusted EBITDA does not reflect the implementation expenses incurred for a SAAS‑based ERP system, which represents a reduction in cash available to us;

•	Adjusted EBITDA includes an adjustment for non‑cash impairment charges, which will not impact working capital;

•	Adjusted EBITDA includes an adjustment for changes in deferred revenue related to our bulk water business to reflect cash received from operations;

•	Adjusted EBITDA does not reflect initial public offering costs, which represents a reduction in cash available to us;

•

Although depreciation and amortization are non‑cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect the future need to augment or replace such assets; and

•

Other companies, including companies in our industry, may rely upon other key metrics or may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure against peer companies.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results.

Adjusted EBITDA Margin

Adjusted EBITDA Margin, a non‑GAAP financial measure, is defined as Adjusted EBITDA as a percentage of revenue.

Reconciliation of Non‑GAAP Financial Data

A reconciliation of our GAAP net loss to Adjusted EBITDA for the periods presented is shown below:

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Seven Seas			Seven Seas
	Water	Quench	Total	Water	Quench	Total
	(in thousands)
Net loss	$(2,355)	$(2,357)	$(4,712)	$(1,729)	$(2,340)	$(4,069)
Depreciation and amortization	4,183	3,519	7,702	4,036	2,712	6,748
Interest expense, net	1,775	1,027	2,802	1,543	1,026	2,569
Income tax expense (benefit)	1,275	—	1,275	701	177	878
Share-based compensation expense	189	199	388	482	350	832
Loss on disposal of assets	6	410	416	—	142	142
Acquisition-related expenses	438	—	438	106	7	113
Initial public offering costs	—	—	—	—	—	—
Changes in deferred revenue related to our bulk water business	285	—	285	285	—	285
ERP implementation charges for a SAAS solution	—	1,129	1,129	—	—	—
Adjusted EBITDA	$5,796	$3,927	$9,723	$5,424	$2,074	$7,498

Adjusted EBITDA Margin	41.8%	26.2%	33.7%	40.5%	15.1%	27.6%

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Seven Seas			Seven Seas
	Water	Quench	Total	Water	Quench	Total
	(in thousands)
Net loss	$(5,393)	$(7,533)	$(12,926)	$(4,245)	$(6,001)	$(10,246)
Depreciation and amortization	12,271	10,192	22,463	9,633	7,815	17,448
Interest expense, net	5,166	3,065	8,231	2,886	3,093	5,979
Income tax expense (benefit)	2,633	—	2,633	1,811	531	2,342
Share-based compensation expense	854	601	1,455	1,447	1,035	2,482
Loss on disposal of assets	6	933	939	6	471	477
Acquisition-related expenses	935	—	935	1,241	7	1,248
Initial public offering costs	367	—	367	—	—	—
Changes in deferred revenue related to our bulk water business	855	—	855	345	—	345
ERP implementation charges for a SAAS solution	—	2,109	2,109	—	—	—
Adjusted EBITDA	$17,694	$9,367	$27,061	$13,124	$6,951	$20,075

Adjusted EBITDA Margin	43.2%	21.6%	32.1%	38.0%	17.6%	27.2%

Liquidity and Capital Resources

Overview

As of September 30, 2016, our principal sources of liquidity on a consolidated basis were cash and cash equivalents of $25.0 million (excluding restricted cash), which were held for working capital, investment and general corporate purposes. As more fully described below, during the nine months ended September 30, 2016, we borrowed the remaining $15.0 million available on a $35.0 million debt facility and amended an existing credit agreement to establish an $8.0 million non‑revolving facility, which was fully drawn at September 30, 2016. Our working capital as of September 30, 2016 was $11.4 million as compared to $5.6 million as of December 31, 2015.

On October 5, 2016, our IPO was declared effective and on October 12, 2016, we completed an initial public offering of 7,475,000 ordinary shares at a public offering price of $18.00 per share. We received net proceeds of approximately $119.9 million, after deducting underwriting discounts and commissions and estimated offering expenses.

On September 15, 2016, AVH Peru entered into a purchase and sale agreement to acquire all of the outstanding shares of ADB and all of the rights and obligations under a design and construction contract for a desalination plant and related infrastructure located in Peru. On October 31, 2016, AVH Peru completed the Peru Transaction for an aggregate purchase price of approximately $46 million in cash. The Peru Transaction was funded using a portion of the proceeds from the Company’s initial public offering of ordinary shares, which was completed on October 12, 2016.

Our cash and cash equivalents are held by our holding company and our subsidiaries principally in the form of demand deposits in domestic and foreign banks. We utilize a combination of equity financing and corporate and project debt financing through international commercial banks and other financial institutions to fund our cash needs and the growth of our business. Our debt financing arrangements contain financial covenants and provisions which govern distributions by the borrowers and may limit our ability to transfer cash among us and our subsidiaries. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our credit facility will be adequate to meet the future liquidity needs of our current operations for at least the next twelve months.

Our expected future liquidity and capital requirements consist principally of:

•	capital expenditures and investments in infrastructure under concession arrangements related to maintaining or expanding our existing operations;

•	development of new projects and new markets;

•	acquisitions;

•	debt service requirements on our existing and future debt; and

•	costs and expenses relating to our ongoing business operations.

In addition, on October 12, 2016, we completed our IPO which triggered payment of the Quench MIP. Based on the terms of the Quench MIP, we paid to certain of our employees an aggregate of $6.0 million of cash, which will be recorded in SG&A expenses in our unaudited condensed consolidated statements of operations during the fourth quarter of 2016.

Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, as well as future acquisitions, will depend on our future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control.

We may in the future be required to seek additional equity or debt financing to meet these future capital and liquidity requirements. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired or needed, our business, operating results, cash flow and financial condition could be adversely affected. We currently intend to use our available funds and any future cash flow from operations for the conduct and expansion of our business, debt service requirements and general corporate purposes.

Subsidiary Distribution Policy

A significant portion of our cash flow is provided by operations and borrowings by our principal operating subsidiaries and their intermediate holding companies.

With respect to our Seven Seas Water segment, our distribution policy is to maximize cash distributions from our international operating subsidiaries to our non‑U.S. intermediate holding companies for redeployment in the manner intended to optimize our return on invested capital. However, certain of our subsidiaries have loan agreements that restrict distributions to related parties in the event certain financial or nonfinancial covenants are not met, which could reduce our ability to redeploy cash. Distributions are typically in the form of dividends, principal and interest payments on intercompany loans, and repayment of intercompany advances or other intercompany arrangements, including billings from our Tampa operations center. When considering the amount and timing of such distributions, our Seven Seas Water operating subsidiaries must maintain sufficient funds for future capital investment, debt service and general working capital purposes.

With respect to our Quench operating segment, Quench is restricted by its loan agreement from distributing cash to its parent; however, our current intent is for Quench to retain cash for working capital, investment for future growth within the segment and future debt repayment. We have also used cash from corporate financing at Quench to finance Quench’s acquisitions.

Although the governing boards of our subsidiaries have discretion over intercompany dividends or other future distributions, the form, frequency and amount of such distributions will depend on our subsidiaries’ future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions as required by our lenders, tax considerations and other factors that may be deemed relevant.

Cash Flows

The following table summarizes our cash flows for the periods:

	Nine months ended
	September 30,
	2016	2015

Cash provided by operating activities	$11,891	$9,211
Cash used in investing activities	(16,472)	(62,043)
Cash provided by financing activities	11,779	40,943
Net change in cash and cash equivalents	$7,198	$(11,889)

Operating Activities

The significant variations of cash provided by operating activities and net losses are principally related to adjustments to eliminate non‑cash and non‑operating charges such as amortization, depreciation, share‑based compensation, changes in the deferred income tax provision, charges related to the disposal of assets and impairment charges. The largest source of operating cash flow is the collection of trade receivables and our largest use of cash flows is the payment of costs associated with revenue, selling and marketing activities and general and administration activities.

Cash provided by operations during the nine months ended September 30, 2016 and 2015 was $11.9 million and $9.2 million, respectively. The $2.7 million increase was primarily attributable to additional operating cash flow generated by our operations in the BVI, which were acquired in June 2015.

Investing Activities

Cash used in investing activities during the nine months ended September 30, 2016 and 2015 was $16.5 million and $62.0 million, respectively. The $45.5 million decrease was primarily attributable to the $43.1 million in net cash paid for our BVI acquisition which occurred in June 2015. Additionally, cash used in investing activities during the nine months ended September 30, 2016 and 2015 included $7.7 million and $10.2 million, respectively, of capital expenditures and long‑term contract expenditures by Seven Seas Water for plant expansions and capacity upgrades and $8.9 million and $8.1 million, respectively, of capital expenditures for Quench to support current and future operations.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2016 and 2015 was $11.8 million and $40.9 million, respectively. The $29.1 million decrease was primarily attributable to the $31.6 million of cash received during the nine months ended September 30, 2015 from the issuance of Class B Shares. Additionally, cash provided by financing activities during the nine months ended September 30, 2016 and 2015 included $23.7 million and $20.0 million, respectively, of proceeds from borrowings, which were partially offset by $12.2 million and $9.8 million, respectively, of scheduled repayments of long‑term debt.

Our long‑term debt is summarized in the table below and further described in the sections that follow. As of September 30, 2016 and December 31, 2015 and, long‑term debt included the following (in thousands):

	September 30,	December 31,
	2016	2015
Trinidad Credit Agreement	$25,143	$20,357
USVI Credit Agreement	14,048	17,423
Quench Loan Agreement	40,000	40,000
BVI Loan Agreement	32,975	36,633
Seller Note Payable—BVI	5,250	5,625
Curaçao Credit Facility	35,000	20,000
Vehicle financing	1,596	1,637
Total face value of long-term debt	154,012	141,675
Less: unamortized debt discounts and deferred financing fees	(3,794)	(4,315)
Total long-term debt, net of debt discounts and deferred financing fees	150,218	137,360
Less: current portion of long-term debt	(25,060)	(19,347)
Total long-term debt	$125,158	$118,013

Trinidad Credit Agreement

On April 9, 2012, Seven Seas Water (Trinidad) Unlimited, our indirect wholly‑owned subsidiary, entered into a credit agreement, which we refer to as the Trinidad Credit Agreement, as a borrower with a bank to partially finance the construction of a water plant in Trinidad. The Trinidad Credit Agreement was subsequently amended on April 15, 2013 to modify restrictions related to distributions and certain financial covenants; May 21, 2013 to modify project completion and drawdown dates; September 9, 2013 to modify the final drawdown date and completion certificate requirements; May 20, 2014 to modify restrictions related to distributions; on October 20, 2014 to reduce the minimum tangible net worth financial covenant of AquaVenture Holdings LLC from $65.0 million to $50.0 million; on June 4, 2015 to reduce restrictions related to financial and non‑financial covenants; on April 18, 2016 to establish a new non‑revolving facility for up to $8.0 million and to eliminate the debt service reserve requirement, which released $1.5 million of restricted cash for general use; and on September 21, 2016 to add the AquaVenture Holdings Limited as a guarantor.

We began borrowing under the Trinidad Credit Agreement in August 2012 with the final drawdown of borrowed funds for the initial construction occurring in October 2013. During the drawdown period, the agreement provided for variable interest at LIBOR plus 4.0%. When the drawdown period was completed in October 2013, interest on 50% of the loan was fixed at 5.64% with the remaining 50% at a variable rate based on LIBOR plus 4.0%. The weighted‑average interest rate was 4.9% as of December 31, 2015. The loan principal is repayable in equal monthly installments over a seven‑year period maturing in September 2020. Principal on the new $8.0 million non‑revolving facility, of which approximately $7.0 million was drawn on May 16, 2016 with the remaining drawn on August 15, 2016, is due in full in April 2019 while interest is payable monthly. During the drawdown period, the agreement provided for variable interest at LIBOR plus 4.65%. Upon final drawdown in August 2016, interest on 50% of the loan was fixed at 5.84% with the remaining 50% at a variable rate based on LIBOR plus 4.65%. The bank holds a security interest in the shares and all of the assets of Seven Seas Water (Trinidad) Unlimited.

The Trinidad Credit Agreement is guaranteed by AquaVenture Holdings Limited. The Trinidad Credit Agreement limits the amount of additional indebtedness that Seven Seas Water (Trinidad) Unlimited can incur and places annual limits on capital expenditures by Seven Seas Water (Trinidad) Unlimited. Seven Seas Water (Trinidad) Unlimited is only permitted to make distributions to shareholders and affiliates if specified debt service coverage ratios are met and it is in compliance with all loan covenants. The Trinidad Credit Agreement contains a number of negative covenants restricting, among other things, indebtedness, investments, liens, dispositions of assets, restricted payments (including dividends), acquisitions, accounting changes, transactions with affiliates, contract amendments, sanctionable practices, prepayments of indebtedness, changes in control and capital expenditures. AquaVenture Holdings Limited as guarantor must maintain a tangible net worth of $50.0 million. In addition, both Seven Seas Water (Trinidad) Unlimited and AquaVenture Holdings Limited, as guarantor, are subject to quarterly financial covenant compliance. Further, Seven

Seas Water (Trinidad) Unlimited must maintain a minimum debt service reserve fund with the bank. We were in compliance with all such covenants as of September 30, 2016.

USVI Credit Agreement

On March 27, 2013, Seven Seas Water Corporation (USVI), our indirect wholly‑owned subsidiary, entered into a credit agreement to partially finance the construction of two water plants in the USVI. The USVI Credit Agreement was subsequently amended on: September 9, 2013 to set the final drawdown date and modify the requirements for the project completion certificate; May 20, 2014 to modify restrictions related to distributions; October 20, 2014 to reduce the minimum tangible net worth financial covenant of AquaVenture Holdings LLC from $65.0 million to $50.0 million; and September 21, 2016 to add the AquaVenture Holdings Limited as a guarantor.

We began borrowing under the USVI Credit Agreement in April 2013 with the final drawdown of borrowed funds occurring in October 2013. During the drawdown period, the credit agreement provided for variable interest at LIBOR plus 3.25%. When the drawdown period was completed in October 2013, interest on 60% of the loan was fixed at 4.55% with the remaining 40% at a variable rate based on LIBOR plus 3.25%. The weighted‑average interest rate was 4.1% as of December 31, 2015. The loan principal is repayable beginning in January 2014 in twenty‑four monthly installments of $300,000 followed by twenty‑six monthly installments of $375,000 with a final balloon payment of $7.7 million due in March 2018. The bank holds a security interest in the shares and all of the assets of Seven Seas Water Corporation (USVI).

The USVI Credit Agreement is guaranteed by AquaVenture Holdings Limited. The USVI Credit Agreement limits the amount of additional indebtedness that Seven Seas Water Corporation (USVI) can incur and places annual limits on capital expenditures by Seven Seas Water Corporation (USVI). Seven Seas Water Corporation (USVI) is only permitted to make distributions to shareholders and affiliates if specified debt service coverage ratios are met and it is in compliance with all loan covenants. The USVI Credit Agreement contains a number of negative covenants restricting, among other things, indebtedness, investments, liens, dispositions of assets, restricted payments (including dividends), acquisitions, accounting changes, transactions with affiliates, contract amendments, sanctionable practices, prepayments of indebtedness, changes in control and capital expenditures. AquaVenture Holdings Limited as guarantor must maintain a tangible net worth of $50.0 million and Seven Seas Water Corporation (USVI) must maintain a debt service reserve fund with the bank. In addition, both Seven Seas Water (USVI) Corporation and AquaVenture Holdings Limited, as guarantor, are subject to quarterly financial covenant compliance. We were in compliance with all such covenants as of September 30, 2016.

We may prepay the principal amounts of the loans, prior to the maturity date, in whole or in part.

Quench Loan Agreement

On the date Quench was acquired, the liabilities of Quench included the Amended Loan and Security Agreement between a lender and Quench. The Quench Loan Agreement included: (i) a Tranche A Term Loan of $12.5 million with a maturity date of December 23, 2018; (ii) a Tranche B Term Loan of $7.5 million with a maturity date of December 23, 2018; and (iii) a Tranche C Term Loan of $10.0 million with a maturity date of December 23, 2018.

On June 16, 2014, the Quench Loan Agreement was amended in connection with the acquisition of Atlas Watersystems, Inc. (“Atlas”). This amendment included, among other things, the following: (i) a consent of the acquisition of Atlas; (ii) a requirement for an $11.0 million capital contribution to Quench in connection with the Atlas acquisition; (iii) added and disbursed a Tranche D Term Loan in the amount of $10.0 million with a maturity date of December 23, 2018; and (iv) a grant of seven‑year warrants to the lender to purchase 60,635 of Class B Shares of AquaVenture Holdings LLC at a purchase price of $4.9477 per share.

On January 23, 2016, the Quench Loan Agreement was amended to defer the loan amortization payments until July 2016 and to modify the amount of such payments. Subsequently, the Quench Loan Agreement was amended on July 25, 2016 to defer the commencement of principal payments on all Tranches until January 2017, modify the principal payment amounts and require the payment of $350 thousand upon the earlier of December 23, 2018 or the repayment of the entire outstanding principal balance of the Quench Loan Agreement. As a result of the amended

Quench Loan Agreement, we have classified the portion of debt due within 12 months under the amended payment schedule as a current liability with the remainder classified as long‑term debt.

The aggregate unpaid principal balance for all Tranches outstanding on December 23, 2016 shall be repaid in 23 equal monthly principal payments of $1.0 million, commencing on January 23, 2017 and one payment of $17.0 million on December 23, 2018.

The Tranche A Term Loan of $12.5 million contains an interest rate per annum equal to the base rate in effect for such month, plus 6% per annum, provided that in no event shall the interest rate per annum be less than 9.5% (9.5% as of December 31, 2015). The Tranche B, C and D Loans of $7.5 million, $10.0 million and $10.0 million, respectively, each contain an interest rate per annum equal to the base rate in effect for such month, plus 5.5% per annum, provided that in no event shall the interest rate per annum be less than 9.0% (9.0% as of December 31, 2015). The base rate for each tranche is defined as the greater of the highest Prime Rate in effect during the month or the highest three‑month LIBOR rate in effect during each month, plus 2.5% per annum. Interest only payments are due monthly through the date the first principal payment is due.

Quench may prepay the principal amounts of the loans, prior to the maturity date, in whole or in part, provided that Quench concurrently pays all accrued and unpaid interest on the principal so prepaid and a prepayment fee equal to 1% of the amount prepaid if prepayment occurs after June 16, 2016 and on or before June 16, 2017. The prepayment fee shall be due from Quench upon any prepayment of the principal of the loans, including without limitation any prepayment as a result of an event of default or the exercise of any rights or remedies by the lender following the same. Prepayments of the loans shall be applied pro rata to the principal installments due or outstanding on the loans.

The Quench Loan Agreement is collateralized by substantially all of Quench’s assets. In accordance with the negative covenants as defined within the Quench Loan Agreement, Quench is restricted from making distributions or declaring dividends without prior consent of the lender. In addition to a minimum net recurring revenue covenant, Quench is required to comply with certain other financial and nonfinancial covenants. We were in compliance with all such covenants as of September 30, 2016.

BVI Loan Agreement

In connection with our acquisition of the capital stock of Biwater (BVI) Holdings Limited in June 2015, we inherited the $43 million credit facility of its subsidiary, Seven Seas Water (BVI) Ltd. arranged by a bank, which we refer to as the BVI Loan Agreement. The BVI Loan Agreement closed on November 14, 2013 and was arranged to finance the construction of the 2.8 million GPD desalination facility at Paraquita Bay in Tortola, BVI and other contractual obligations. The BVI Loan Agreement is project financing with recourse only to the stock, assets and cash flow of Seven Seas Water (BVI) Ltd. The BVI Loan Agreement is guaranteed by the United Kingdom Export Finance but not by AquaVenture Holdings Limited or any of its other subsidiaries. As of the acquisition date of June 11, 2015, $40.8 million remained outstanding. In addition, approximately $820,000 remained available for draw through October 2016. The BVI Loan Agreement was amended on May 7, 2014 and June 11, 2015 to reflect extensions in milestone dates and our acquisition of Seven Seas Water (BVI) Ltd.

The BVI Loan Agreement provides for interest on the outstanding borrowings at LIBOR plus 3.5% per annum and interest is paid quarterly. As of December 31, 2015, the weighted‑average interest rate was 3.8%. The loan principal is repayable quarterly beginning in March 31, 2015 in 26 quarterly installments that escalate from 3.2% of the original principal balance to 4.6% of the original principal balance. The BVI Loan Agreement is collateralized by all shares and underlying assets of Seven Seas Water (BVI) Ltd.

The BVI Loan Agreement includes both financial and nonfinancial covenants, limits the amount of additional indebtedness that Seven Seas Water (BVI) Ltd. can incur and places annual limits on capital expenditures for this subsidiary. The BVI Loan Agreement also places restrictions on distributions made by Seven Seas Water (BVI) Ltd. which is only permitted to make distributions to shareholders and affiliates if specified debt service coverage and loan life coverage ratios are met and it is in compliance with all loan covenants. Further, until the completion (as defined in the BVI Loan Agreement) of two sewage treatment plants and related works under construction in the BVI, Seven Seas Water (BVI) Ltd. is not permitted to make any distribution without the prior approval of the bank. The BVI Loan Agreement contains a number of negative covenants restricting, among other things, indebtedness, investments, liens, dispositions of assets, restricted payments (including dividends), mergers and acquisitions, accounting changes, transactions with affiliates, prepayments of indebtedness, capital expenditures, changes in nature of business and joint ventures. In addition, Seven Seas Water (BVI) Ltd is subject to quarterly financial covenant compliance, including minimum debt service and loan life coverage ratios, and must maintain a minimum debt service reserve fund with the bank. Seven Seas Water (BVI) Ltd. was in compliance with all such covenants as of September 30, 2016.

Seven Seas Water (BVI) Ltd. may prepay the principal amounts of the loans, after completing its obligations with respect to the sewage treatment plants and prior to the maturity date, in whole or in part without penalty.

Curaçao Credit Facility

On June 18, 2015, Aqua Venture Holdings Curaçao N.V., a Curaçao naamloze vennootschap and our wholly‑owned subsidiary, entered into a $35.0 million credit facility with a bank, which we refer to as the Curaçao Credit Facility. The Curaçao Credit Facility consists of a term loan of $20.0 million and a delayed draw term loan of up to $15.0 million which was available to be drawn through March 18, 2016. On March 9, 2016, we borrowed the remaining $15.0 million of available borrowing under the facility. On September 21, 2016, the Curaçao Credit Facility was amended to add AquaVenture Holdings Limited as a guarantor. The Curaçao Credit Facility is non‑amortizing, matures in June 2019 and bears interest at either: (i) the higher of 1% or the ICE Benchmark Administration LIBOR Rate, plus an applicable margin ranging from 7.5% to 8.5% depending upon the leverage ratio as defined within the Curaçao Credit Facility; or (ii) the greater of the bank’s base rate or a federal funds rate plus 0.5%, plus an applicable margin ranging from 6.5% to 7.5% depending upon the leverage ratio as defined within the Curaçao Credit Facility. As of December 31, 2015, the interest rate was 9.0%.

The Curaçao Credit Facility is guaranteed by AquaVenture Holdings Limited and contains certain financial and nonfinancial covenants. The financial covenants include minimum interest coverage and maximum leverage ratio requirements that became effective on March 31, 2016 and exclude the operations of Quench, which is considered an unrestricted subsidiary for purposes of the Curaçao Credit Facility and any cash not available for general use. In addition, the Curaçao Credit Facility contains a number of negative covenants restricting, among other things, indebtedness, investments, liens, dispositions of assets, restricted payments (including dividends and certain transfers to and investments in Quench), mergers and acquisitions, accounting changes, transactions with affiliates, prepayments of indebtedness, capital expenditures, changes in nature of business and amendments of documents. The interest coverage ratio covenant will not apply if our minimum cash balance, excluding Quench, exceeds $5.0 million. AquaVenture Holdings Limited was in compliance with, all such covenants as of September 30, 2016.

There is no prepayment fee on the Curaçao Credit Facility. The Curaçao Credit Facility Agreement is collateralized by all shares of AquaVenture Holdings Curaçao N.V. and the shares of certain other subsidiaries of AquaVenture Holdings Limited excluding Quench and those with pre‑existing security interests.

Other Debt

In connection with our acquisition of the capital stock of Biwater (BVI) Holdings Limited in June 2015, we issued a subordinated note to the seller that bears no interest, is payable in 15 equal annual installments of $375,000, which began on June 11, 2016, terminates if the water purchase agreement with the government of the BVI is terminated under certain circumstances, and is unsecured and subordinated to all other indebtedness of AquaVenture Holdings Limited (Seller Note Payable—BVI).

We finance our vehicles primarily under three‑year terms with interest rates per annum ranging from 1.6% to 4.6%.

Contractual Obligations and Other Commitments

During the nine months ended September 30, 2016, we made final payment on a Quench related acquisition contingent consideration. At September 30, 2016, there was no remaining balance for the acquisition contingent consideration.

 As of September 30, 2016, we had not recorded any liability related to the Quench MIP as no events had occurred nor was it probable an event would occur that would require payment under the Quench MIP. On October 12,

2016, we completed our IPO which triggered payment of the Quench MIP. Based on the terms of the Quench MIP, the we paid to certain of our employees an aggregate of $6.0 million of cash during the fourth quarter of 2016.

 Please refer to Note 8—“Commitments and Contingencies” to the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for more information. There were no other material changes to our contractual obligations during the nine months ended September 30, 2016. For a complete discussion of our contractual obligations, please refer to our “Management’s discussion and analysis of financial condition and results of operations” included in the final prospectus for our initial public offering, which was filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act, on October 6, 2016.

Off‑Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off‑balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to certain market risks in the ordinary course of our business. These risks primarily include credit risk, interest rate risk and foreign exchange risk.

Credit Risk

        We are exposed to credit risk in our Seven Seas Water segment from our principal bulk water sales to customers in Trinidad, the BVI, the USVI, St. Maarten, and Curaçao. While certain of our bulk water customers are quasi-governmental agencies, such customers may not be supported by sovereign guarantees or direct financial undertakings.

Interest Rate Risk

        We had cash and cash equivalents totaling $25.0 million as of September 30, 2016. This amount was invested primarily in demand deposits with domestic and international banks. The cash and cash equivalents are held for investment and working capital purposes. Our cash deposits are maintained for capital preservation purposes. We do not enter into investments for trading or speculative purposes. As of September 30, 2016, we have variable rate loans outstanding of $126.2 million that adjust with interest rate movements in LIBOR or the lending bank's prime lending rate. Accordingly, we are subject to interest rate risk to the extent that LIBOR or the lending bank's prime lending rate changes. A hypothetical 100 bps increase in our interest rates in effect at September 30, 2016 would have a $1.1 million increase to our interest expense on an annualized basis. A hypothetical 100 bps decrease in our interest rates in effect at September 30, 2016 would have a $0.5 million decrease to our interest expense on an annualized basis.

Foreign Exchange Risk

        The U.S. dollar is our functional currency and, for the nine months ended September 30, 2016, less than 1% of our revenues were denominated in a foreign currency. However, we are exposed to foreign exchange risk to the extent we have payment obligations in a local currency related to labor, construction, consumables or materials costs, or if our procurement orders are denominated in a currency other than U.S. dollars. If any of these local currencies change in value versus the U.S. dollar, our cost in U.S. dollars would change which could adversely affect our results of operations.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We have established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2016.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of any such outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

Risks Related to Our Business

Our results of operations may fluctuate significantly based on a number of factors.

We deliver our Water‑as‑a‑Service, or WAAS, solutions through two operating platforms: Seven Seas Water and Quench. Seven Seas Water is a multinational provider of desalination and wastewater treatment solutions, and Quench is a U.S.‑based provider of Point‑of‑Use, or POU, filtered water systems and related services. For each of our business platforms, there are a number of factors that may negatively impact our operating results. For our Seven Seas Water business, these factors include:

•	the timing of the commencement of any operations of new, expanded or acquired desalination or wastewater treatment plants;

•	the disposition, termination or expiration of a water supply agreement for a desalination or wastewater treatment plant;

•	variations in the volume of water purchased by our customers;

•	any disruptions or errors in the operations of our plants due to severe weather conditions or natural disasters, equipment failures, extended maintenance or other factors;

•	changes in demand due to fluctuations in rainfall levels, damage and repairs to our customers’ infrastructure and water conservation efforts;

•	changes in electricity rates, our ability to monitor and control our electric power usages, or both;

•	changes in patterns of tourism;

•	unforeseeable or unavoidable delays in large‑scale and/or quick deploy development projects;

•	our ability to enter into new markets;

•	our ability to raise sufficient debt or equity capital to fund the construction or acquisition of new plants;

•	the activities of our competitors;

•	our ability to control expenses;

•	our inability to recruit and retain skilled labor and personnel changes;

•	changes in the political, social and economic conditions of our markets;

•	limitations imposed by environmental and other regulatory requirements;

•	changes in our capital spending;

•	changes in inflation rates, interest rates and foreign currency exchange rates; and

•	general economic conditions.

For our Quench business, these factors include:

•	customer attrition;

•	the activities of our competitors;

•	general economic conditions;

•	variations in the timing of orders and installation of our systems;

•	the introduction and market acceptance of new products and new variations of existing products;

•	disruption in our sources of supply;

•	personnel changes;

•	information technology systems or network infrastructure failure, which could result in loss of operational capacities or critical data or cause delays in our billing and collection cycles;

•	our ability to control expenses;

•	changes in our mix of products; and

•	changes in our ability to raise or spend capital.

Failure to retain certain key personnel or the inability to attract and retain new qualified personnel could negatively impact our ability to operate or grow our business.

The success of our business will continue to depend to a significant extent on our ability to retain or attract key personnel, particularly management, engineering, sales and operating personnel. Our management team, led by our Chief Executive Officer, Douglas R. Brown, our President, Anthony Ibarguen, and our Chief Financial Officer, Lee S. Muller, and other key personnel have extensive industry experience. Our ability to attract or retain these employees will depend on our ability to offer competitive compensation, training and benefits. If we are unable to continue to hire and retain skilled management, technical, engineering, sales, service and operating personnel, we will have trouble operating and expanding our business, including developing and operating our existing and new desalination plants. Our success depends largely upon the continued service of our management, technical, engineering, sales, service and operating personnel and our ability to attract, retain and motivate highly skilled personnel. We face significant competition for such personnel from other businesses and other organizations who may better be able to attract such personnel. The ability to attract or retain these employees will depend on our ability to offer competitive compensation, training and benefits. The loss of key personnel or our inability to hire and retain personnel who have the necessary management, technical, engineering, sales, service and operating backgrounds could materially adversely affect our business and our financial performance.

Our Seven Seas Water business is dependent on a small group of customers for a significant amount of our revenue.

Our Seven Seas Water business focuses on large and complex projects. Consequently, we are dependent on a small number of customers for a significant amount of our revenue. Our desalination projects usually conduct business under long‑term water supply agreements with one or a limited number of customers or a single government or quasi‑government entity that purchase the majority of, and in some cases all of, the relevant facility’s output over the term of the agreement. This customer concentration exposes us to increased risk of cancellation or delay of a project, which may cause high volatility of our revenues. For example, our customer in Trinidad and the aggregate of our next four largest customers accounted for approximately 12.7% and 29.2%, respectively, of AquaVenture Holding Limited’s consolidated revenue for the year ended December 31, 2015. While we intend to maintain long‑term water supply agreements for each of our facilities, due to market conditions, regulatory regimes and other factors, it may be difficult for us to secure long‑term agreements where our current contracts are expiring or for new development projects. In addition, the financial performance of our facilities is dependent on the credit quality of, and continued performance by, our customers. If any significant customer ceases payments to us, cancels or delays a project or otherwise ceases doing business with us, our business and financial condition could be materially and adversely affected. Further, if we are required to transfer or sell one or more of our desalination plants to our customers, our business and financial condition could be materially and adversely affected. While we serve quasi‑governmental agency customers, those water supply agreements are neither guaranteed by the related government nor supported by the full faith and credit of such government, and no assurance can be given that such government would provide financial support.

The future growth of our Seven Seas Water business is dependent on our ability to identify and secure new project opportunities in a competitive environment.

We are currently pursuing new opportunities for our Seven Seas Water business in North America, Latin America, India and the Middle East. Any new project we implement will require achievement of critical milestones in order to commence construction, the first of which is to successfully identify markets for such projects and secure contracts with proposed customers to sell water in sufficient quantities and at prices that make the projects financially viable.

Our Seven Seas Water business typically incurs significant business development expenses in the pursuit of new projects and markets, and such expenses have had, and could have, an adverse impact on our results of operations and cash flows. We currently operate in the Caribbean where we have successfully identified markets that accept our build, own and operate, or BOO, model. However, we expect to face challenges when we enter new markets, including identifying and establishing relationships with appropriate local partners, locating potential sites for new plants and convincing potential customers about the benefits of our BOO model. New markets may also have competitive conditions and governmental or regulatory schemes that are different from our existing markets. Any failure on our part to recognize or respond competitively to these differences may adversely affect the success of our business development efforts or operations in those markets, which in turn could materially and adversely affect our results of operations.

In most cases we must sign a contract and sometimes obtain, or renew, various licenses, permits and authorizations from regulatory authorities. The competition and/or negotiation process that must be followed to win such contracts is often long, costly, complex and hard to predict. The same applies to the permit authorization process for activities that may affect the environment, which are often preceded by increasingly complex studies and public investigation. We may invest significant resources in a project or public tender without obtaining the right to build the plant. This could arise for many reasons, including the failure to obtain necessary licenses, permits or authorizations or inability to respond competitively. As a result, it may increase the overall cost of our activities or, if the resulting costs were to become too high, it could potentially force us to abandon certain projects. Should such situations become more frequent, the scope and profitability of our business, growth rate, predictability of earnings and cash flow generation could be materially and adversely affected.

As part of the bidding process that must be followed to win contracts, we must, at times, share our know‑how and confidential information with third parties. The need to share other confidential information and know‑how increases the risk that such know‑how and confidential information become known by our competitors, are incorporated into the product development of others or are disclosed or used in a way that disadvantages our business. Given that our proprietary position is based, in part, on our know‑how and confidential information, a competitor’s discovery of our know‑how and confidential information or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business.

We may also decide to enter new markets by building reverse osmosis desalination plants before we have obtained a contract for the sale of water to be produced by the new plant or before we have established a customer base for the water to be produced by the new plant. Therefore, if we are unable to obtain a contract or sufficient number of customers for the plant, we may be unable to recover the cost of our investment in the plant, which could have a material adverse effect on our results of operations, cash flows and financial condition.

A number of factors may prevent or delay our Seven Seas Water business from building new plants and expanding our existing plants, including our dependence on third‑party suppliers and construction companies.

A number of factors may prevent or delay construction, expansion or deployment of our facilities, including our dependence on third‑party suppliers of equipment and materials, our dependence on third‑party construction companies, and the timing of equipment purchases.

The equipment and materials required for the uninterrupted service of our Seven Seas Water plants are supplied by only a limited number of manufacturers and could only be replaced with difficulty or at significant added cost. Some materials or equipment may become scarce or difficult to obtain in the market, or they may increase in price. This could adversely affect the lead‑time within which we receive the materials or components, and in turn affect our commitments to our customers, or could adversely affect the material cost or quality. The failure of any of these suppliers to fulfill their obligations to us or our subsidiaries could have a material adverse effect on our financial results. Consequently, the financial performance of our facilities is dependent in part on the credit quality of, and continued performance by, our suppliers.

We also engage in long‑term engineering, procurement and construction contracts associated with developing our new projects. If a construction company we have hired to build a new project defaults or fails to fulfill its contractual obligations, we could face significant delays and cost overruns. Any construction delays could have a material adverse impact on us.

In addition, the timing of equipment purchased can pose financial risks to us. We attempt to make purchases of equipment and/or material as needed. However, from time to time, there may be excess demand for certain types of equipment with substantial delays between the time we place orders and receive delivery. In those instances, to avoid construction delays or service disruptions associated with the inability to own and place such equipment and/or materials into service when needed, we may place orders well in advance of deployment or when actual damage to the equipment and/or materials occurs. Thus, there is a risk that at the time of delivery of such equipment or materials, there may not yet be a need to use them; however, we are still required to accept delivery and make payment. In addition, due to the customization of some of our equipment and/or materials, there may be a limited market for resale of such equipment or material. This can result in our having to incur material equipment and/or material costs, with no use for or ability to resell such equipment.

Our ability to meet customer needs is dependent on the successful and efficient operation of our Seven Seas Water desalination facilities, which can be adversely impacted by a number of factors.

Our ability to meet our customers’ needs, as well as achieve our targeted level of financial performance, depends on the successful operation of our facilities in our Seven Seas Water business. We currently own and operate nine water treatment facilities in the Caribbean region, which generated substantially all of the revenue of our Seven Seas Water business for the years ended December 31, 2014 and 2015 and the nine months ended September 30, 2016. Some of these facilities serve governmental and municipal customers who provide water to the ultimate consumers. If these customers fail to provide adequate service, our reputation will suffer and our competitive position may be impaired. In addition, if the risks involved in our operations are not appropriately managed or mitigated, our operations may not be successful and this could adversely affect our results of operations. The continued operation and maintenance of our desalination facilities may be disrupted by a number of technical problems, including:

•	breakdown or failure of equipment or processes;

•	contamination of, or other problems with, the raw feedwater that we process;

•	service disruptions, stoppages or variations in our supply of electricity transmitted by third parties to our desalination plants resulting in service interruptions;

•	availability of materials used in the desalination process;

•	problems with, or delays in availability of, water distribution infrastructure or our customers’ ability to take delivery of the water we produce;

•	operating hazards such as mechanical problems and accidents caused by human error, which could impact public safety, reliability and customer confidence;

•	disruption in the functioning of our information technology and network infrastructure which are vulnerable to disability, failures and unauthorized access;

•	natural disasters, hurricanes and other extreme weather; and

•	other unanticipated operational and maintenance liabilities and expenses.

If we do not operate our business to appropriately manage or mitigate these problems, we may breach our water supply agreement, harm our customer relationships or both, which could lead to the termination of the related water supply agreement. A decrease in, or the elimination of, the revenues generated by our key plants or a substantial increase in the costs of operating such plants could materially impact our reputation, performance, financial results and financial condition.

If our Quench business experiences a higher annual unit attrition rate than forecasted, our revenues could decline and our costs could increase, which would reduce our profits and increase the need for additional funding.

Attrition is generally the result of competitive offerings, customers’ ceasing or reducing their use of filtered water service, customer financial distress, customer dissatisfaction and other factors. If our unit attrition rate is higher than expected, it would reduce our revenues and could require increased marketing costs to attract the replacement customers required to sustain our growth plan, both of which would reduce our profit margin. In addition, our ability to generate positive operating cash flow in future periods will be dependent on our ability to obtain additional funding to increase our customer acquisition activities to out‑pace customer attrition and absorb operating expenses. There can be no assurance that we will be able to obtain additional funding, increase our customer base at a rate in excess of our customer attrition rate or achieve positive operating cash flows in future periods. In the absence of our raising additional funding to finance increased selling and marketing activities and new customer acquisition, our customer attrition may exceed the rate at which we can replace such customers’ business.

Increased competition could hurt our Quench business.

The U.S. water cooler market is intensely competitive. Municipal tap water is also a substitute for our POU filtration services. The POU filtration market is highly fragmented, with many small, local service providers. There are also a number of larger national competitors, including DS Services (a subsidiary of Cott Corporation), which offers BWC, office coffee service, or OCS, and POU services; Nestle, which offers BWC and POU services; Aramark, Compass Water Solutions, Waterlogic International and Pure Health Solutions, Inc. which offer OCS and POU services; and OneSource Water, which is a primary competitor in POU services. Our competitive position is based on our pricing, national service coverage and product quality. Many of these larger businesses have substantially greater financial and management resources than we do. Our ability to gain or maintain market share may be limited as a result of actions by competitors. If we do not succeed in effectively differentiating ourselves from our competitors, based on pricing, service, value proposition, quality of products, desirability of brands or otherwise, our competitive position may be weakened, which could also jeopardize our strategy to include the rental of additional or upgraded water coolers and the rental of equipment from our product lines enabled by POU water filtration. If we are unable to convince current and potential customers of the advantages of our services, our ability to sell our services may be limited.

Certain of our long‑term water supply contracts under our Seven Seas Water business require us to transfer ownership of the desalination plant to the customer upon expiration or termination of the contract, or permit the customer to purchase the desalination plant in accordance with the contract before the expiration or termination of the contract.

Approximately 38% of our long‑term water supply contracts under our Seven Seas Water business require us to transfer ownership of the desalination plant to the customer upon expiration or termination of the supply contract, either for a specified amount or for no additional payment. Some of our long‑term water supply contracts permit the customer to purchase the plant for amounts determined in accordance with the contract before the expiration or termination of the contract, typically with notice of six months or less. In addition, most of our long‑term water supply contracts grant us the right to remove our equipment from the site of the facility in the event that the contract terminates due to a default by the customer or otherwise. If we are required to transfer or sell a desalination plant to our customer or are unable to remove our equipment upon termination of the contract for whatever reason, including customer interference, our revenue, earnings and cash flows from that desalination plant will cease, unless we are retained by the customer to continue to operate and maintain the plant. There can be no assurances that we will be retained by a customer to continue to operate and maintain the plant after its transfer to or purchase by such customer. As a result, our revenue, earnings and cash flows would decrease materially if we were to be required to transfer or sell a desalination plant. In addition, if we are required to transfer or sell a desalination plant to a customer for less than our carrying value of the plant or no consideration, we may not recoup our investment in the plant, may not receive sufficient proceeds to enable the subsidiary that owns the plant to repay any outstanding project finance debt in full, and may have to write down or write off the remaining value of the plant, any of which could materially and adversely affect our business, assets, earnings and debt covenant compliance. See “Business—Seven Seas Water—Our Desalination Plants.”

The political, economic and social conditions impacting our geographic markets may adversely affect our Seven Seas Water business.

Currently, substantially all of our operating desalination plants are located in the Caribbean region. We often market our services, and sell the water we produce, to governments and governmental entities run by elected or politically appointed officials. Various constituencies, including our competitors, existing suppliers, local investors, developers, environmental groups and conservation groups, have competing agendas with respect to the development of desalination plants and sale of water in the areas in which we operate, which means that decisions affecting our business are based on many factors other than economic and business considerations.

Political concerns and governmental procedures and policies have hindered or delayed, and in the future are expected to hinder or delay, our ability to develop desalination plants or to enter into, amend or renew water supply contracts. We cannot predict whether changes in political administrations will result in changes in governmental policy and whether such changes will affect our business. For example, our market development activities and operations can be adversely affected by lengthy government bidding, contracting, licensing, permitting, approval and procurement processes, immigration or work permit restrictions, restrictive exchange controls or other factors that limit our customers’ access to U.S. dollars and nationalization or expropriation of property. In addition, we may need to spend significant time and resources to inform newly elected officials, local authorities and others about the benefits of outsourced management of desalination plants and other water and wastewater treatment infrastructure.

Our customers may suffer significant financial difficulties, including those due to downturns in the economy. Some of our customers could be unable to pay amounts owed to us or renew contracts with us at current or increased rates, which would negatively affect our financial performance. Certain of the regions and governments that we serve derive significant revenue from the sale of certain commodities such as oil, petrochemicals, natural gas, precious metals and other minerals, and our customers may be adversely impacted if demand or prices for these commodities were to decline for a prolonged period. Therefore, a decline in international or regional demand or prices for certain commodities may indirectly impact the demand for the water we produce and the credit worthiness of our customers.

Furthermore, many of our targeted markets are in developing countries undergoing rapid and unpredictable economic and social changes. Many of these countries have suffered significant political, economic and social crises in the past, and these events may occur again in the future. Adverse political, economic and social conditions may affect existing operations and the development of new operations due to the resulting political economic and social changes, the inability to accurately assess the demand for water and the inability to begin operations as scheduled.

We expect to continue to be subject to risks associated with dealing with governments and governmental entities, and political concerns and governmental procedures and policies may hinder or delay our ability to enter into supply agreements or develop our plants.

There can be no assurance that we will be able to operate any acquired facilities, portfolios or businesses profitably or otherwise successfully implement our expansion strategy.

Acquisitions have historically been a major part of our expansion strategy, and we expect to continue to grow through acquisitions in the future. We expect to continue to evaluate potential strategic acquisitions of businesses or products with the intention to expand our user and revenue base, widen our geographic coverage and increase our product breadth. As part of our expansion strategy for our Seven Seas Water business, we may seek to acquire additional desalination and water treatment facilities. Potential acquisition candidates include individual plants and businesses that operate multiple plants. For our Quench business, we may seek to acquire additional portfolios of equipment or businesses with local, regional, national or international customer bases. We routinely evaluate potential acquisition candidates and engage in discussions and negotiations regarding potential acquisitions. There is significant competition for acquisition and expansion opportunities in our businesses. We compete for acquisition and expansion opportunities with companies that have significantly greater financial and management resources. There can be no assurance that any of our discussions or negotiations will result in an acquisition. In addition, even if we have executed a definitive agreement for an acquisition, there can be no assurance that we will consummate the transaction within the anticipated closing timeframe, or at all.

The anticipated benefits from any of these potential acquisitions may not be achieved unless the operations of the acquired facilities, portfolios or businesses are successfully integrated in a timely manner. The integration of our acquisitions will require substantial attention from management and operating personnel, in particular to ensure that the acquisition does not disrupt any existing operations, or affect our customers’ opinions and perceptions of our services, products or customer support.

Whether we realize the anticipated benefits from these acquisitions depends, to a significant extent, on a number of factors, including the following:

•	the integration of the target businesses into our company;

•	the performance and development of the underlying assets, businesses, services or technologies;

•	acceptance by our target’s customers;

•	the retention of key employees;

•	unforeseen legal, regulatory, contractual, labor or other issues arising out of the acquisitions; and

•	our correct assessment of assumed liabilities and the management of the relevant operations.

The process of integrating the various facilities, portfolios or businesses could cause the interruption of, or delays in, the activities of some or all of the existing facilities, portfolios or businesses, which could have a material adverse effect on our operations and financial results. Acquisitions also place a burden on our information, financial and operating systems and our employees and management. Our ability to manage our growth effectively and integrate the operations of acquired facilities, portfolios or businesses, or newly expanded or developed facilities, will require us to continue to attract, train, motivate, manage and retain key employees and to expand our information technology, operational and financial systems. If we are unable to manage our growth effectively, we may spend time and resources on such acquisitions that do not ultimately increase our profitability or that cause loss of, or harm to, relationships with employees, and customers as a result of the integration of new businesses.

Severe weather conditions or natural or man‑made disasters may disrupt our operations and affect the demand for water produced by our Seven Seas Water business or ability to produce water, any of which could adversely affect our financial condition, results of operations and cash flows.

Our Seven Seas Water business, operating results and financial condition could be materially and adversely affected by severe weather, natural disasters, such as hurricanes, particularly in the Caribbean, hazards (such as fire, explosion, collapse or machinery failure), or be the target of terrorist or other deliberate attacks. Repercussions of these catastrophic events may include:

•	shutting down or curtailing the operation of our plants for limited or extended periods;

•	the need to obtain necessary equipment or supplies, including electricity, which may not be available to us in a timely manner or at a reasonable cost;

•	evacuation of and/or injury to personnel;

•	damage or catastrophic loss to our equipment, facilities and project work sites, resulting in suspension of operations or delays in building or maintaining our plants;

•	loss of productivity; and

•	interruption to any projects that we may have in process.

Large‑scale or repetitive natural disasters, such as hurricanes, tropical storms or earthquakes, can also lead to the damage or destruction of certain infrastructure (such as electricity supply, water storage tanks, water distribution infrastructure, roads and means of communication) on which we depend for the conduct of our business and can cause damage to the infrastructure for which we are responsible.

In addition, hazards (such as fire, explosion, collapse or machinery failure) are inherent risks in our operations, which may occur as a result of inadequate internal processes, technological flaws, human error or certain events beyond our control. Our Seven Seas Water facilities could also be the target of terrorist or other deliberate attacks which could harm our business, financial condition and results of operations. We maintain security measures at our facilities, and we have and will continue to bear increases in costs for security precautions to protect our facilities, operations, and supplies. Despite our security measures, we may not be in a position to control the outcome of terrorist events, or other attacks on our facilities, should they occur. Such an event could harm our business, financial condition and results of operations and cash flows.

Any contamination resulting from a natural or man‑made disaster to our raw feedwater supply may result in disruption in our services, additional costs and litigation, which could harm our business, financial condition and results of operations. Damage or destruction to our facilities and infrastructure could temporarily inhibit our ability to deliver water as required by our contracts, which may enable our customers to terminate such contracts.

We may sustain losses that exceed or are excluded from our insurance coverage or for which we are not insured.

We may from time to time become exposed to significant liabilities for which we may not have adequate insurance coverage. Because of the location of our Seven Seas Water facilities, we are exposed to risks posed by severe weather and other natural disasters, such as hurricanes and earthquakes. In addition to natural risks, hazards (such as fire, explosion, collapse or machinery failure) are inherent risks in our operations which may occur as a result of inadequate internal processes, technological flaws, human error or certain events beyond our control. The hazards described above can cause significant personal injury or loss of life, severe damage to and destruction of property, plant and equipment and contamination of, or damage to, the environment and suspension of operations. The occurrence of any of these events may result in our being subject to investigation, required to perform remediation and/or named as a defendant in lawsuits asserting claims for substantial damages, environmental cleanup costs, personal injury, natural resource damages and fines and/or penalties. In addition, such events may affect the availability of personnel, proper functioning of our information technology infrastructure and availability of third parties on whom we rely, any of which consequences could have a material adverse effect on our business and results of operations.

Our facilities in Trinidad, the USVI and Tortola are insured against earthquake, flood and hurricane damage as required by our lenders. Our insurance programs have varying coverage limits, exclusions and maximums, and insurance companies may seek to deny claims we might make. Each policy includes deductibles or self‑insured retentions and policy limits for covered claims. As a result, we may sustain losses that exceed or that are excluded from our insurance coverage or for which we are not insured. Catastrophic events can result in decreased coverage limits, more limited coverage, increased premium costs or deductibles with respect to the insurance policies covering these facilities.

Our facilities are fortified to withstand damage caused by severe weather, and we have not experienced any material loss or damage resulting from the natural disasters that have hit our facilities. However, we cannot assure that our facilities will withstand all natural disasters in the future, and an unforeseen natural disaster may cause damage to or the destruction of one or more of our facilities. In addition, an accident or safety incident could expose us to significant liability and a public perception that our operations are unsafe or unreliable. Although we conduct ongoing, comprehensive safety programs, a major accident could expose us to significant personal injury or property claims by third parties or employees. Even if we have purchased insurance, the adverse impact on our business, including both costs and lost revenue, could greatly exceed the amounts, if any, that we might recover from our insurers. We could also suffer significant construction delays or substantial fluctuations in the pricing or availability of materials for any projects we have in process. Any of these events could cause a decrease in our revenue, cash flow and earnings.

In our Quench business, we maintain liability insurance covering our facilities and assets, including our company‑owned equipment installed in the field, which could fail and cause significant property damage, personal injury and/or loss of life. However, we can make no assurance that the adverse impact of any claim will not materially exceed the amounts that we might recover from our customers, suppliers or insurers. Moreover, significant insurance claims, even if covered, can result in decreased coverage limits, more limited coverage, increased premium costs or deductibles. Any of these events could adversely affect our operations.

Our Seven Seas Water operations may be affected by tourism and seasonal fluctuations which could affect the demand for our water.

Our operations may be affected by the levels of tourism and seasonal variations in the areas in which we operate. Demand for our water can be affected by variations in the level of tourism, demand for real estate and rainfall levels. Tourism in our service areas is affected by the economies of the tourists’ home countries, primarily the United States and Europe, terrorist activity and perceived threats thereof, the cruise industry and costs of fuel and airfares. A downturn in tourism or greater than expected rainfall in the locations we serve could adversely affect our revenues, cash flows and results of operations.

Quench’s largest customers account for a significant percentage of Quench’s revenues, and our business would be harmed were we to lose these customers.

Historically, we estimate Quench’s twenty largest customers accounted for more than 14% of the revenue of our Quench business. A material reduction in purchases by, or services provided to, these customers could have a significant adverse effect on the business and operating results of our Quench business. In addition, pressures by these customers that would cause us to materially reduce the price of our products could result in a reduction to our operating margins.

Certain of our water supply contracts do not contain “take‑or‑pay” obligations, which may adversely affect Seven Seas Water’s financial position and results of operation.

Our water supply contracts may require customers to purchase a minimum volume of water on a take‑or‑pay basis over the term of those contracts. Take‑or‑pay provisions allow us to protect against short‑term demand risk by guaranteeing minimum payments from such customers regardless of their actual requirements. However, two of our eight water supply contracts do not contain such provisions, and therefore, periods of low production requirements by our customers under such contracts may adversely affect our financial position and results of operation.

Our ability to compete successfully for acquisition opportunities and otherwise implement successfully our expansion strategy depend, in part, on the availability of sufficient cash resources, including proceeds from debt and equity financings.

Our ability to compete successfully for acquisition opportunities and otherwise implement successfully our expansion strategy depends, in part, on the availability of sufficient cash resources, including proceeds from debt and equity financings. Our growth strategies include developing projects, the success of which depends on our ability to find new sites suitable for development into viable projects and developing those sites and projects. Any new project development or expansion project requires us to invest substantial capital. We finance some of our projects with borrowings, which are repaid in part from the project’s revenues, and secured by the share capital, physical assets, contracts and cash flow of that project subsidiary and by the company. This type of financing is usually referred to as project financing. Commercial lending institutions sometimes refuse to provide project financing in certain less developed economies, and in these situations we have sought and will continue to seek direct or indirect (through credit support or guarantees) project financing from a limited number of multilateral or bilateral international financial institutions or agencies. As a precondition to making such project financing available, the lending institutions may also require governmental guarantees of certain project and sovereign related risks. There can be no assurance, however, that project financing from international financial agencies or that governmental guarantees will be available when needed, and if they are not, we may have to abandon the project or invest more of our own funds, which may not be in line with our investment objectives and would leave fewer funds for other projects and needs.

If the demand for our products and services declines when we are raising capital, we may not realize the expected benefits from our new facility or expansion project. Furthermore, our new or modified facilities may not operate at designed capacity or may cost more to operate than we expect. The inability to complete any new project development or expansion projects or to complete them on a timely basis and in turn grow our business could adversely affect our business and results of operations.

We believe that our future capital requirements will depend upon a number of factors, including cash generated from operations and the rate at which we acquire additional facilities, portfolios or businesses. We expect to fund such capital expenditures with cash from operations and proceeds from debt and equity financings. However, we may be unable to raise capital or unable to raise capital on terms acceptable to us, which would have a material adverse effect on our business.

Financing risk has also increased as a result of the deterioration of the global economy and the recent crisis in the financial markets and, as a result, we may forgo certain development opportunities. We believe that capitalized costs for projects under development are recoverable; however, there can be no assurance that any individual project will be completed and reach commercial operation. If these development efforts are not successful, we may abandon a project under development and write off the costs incurred in connection with such project. At the time of abandonment, we would expense all capitalized development costs incurred in connection therewith and could incur additional losses associated with any related contingent liabilities.

Our substantial indebtedness could affect our business adversely and limit our ability to plan for or respond to changes in our business, and we may be unable to generate sufficient cash flows to satisfy our liquidity needs.

Our ability to comply with the terms of the documents governing our outstanding indebtedness, to make cash payments with respect to the outstanding indebtedness or to refinance any of such obligations will depend on our future performance, which in turn, is subject to prevailing economic conditions and financial and many other factors beyond our control.

The terms of the documents governing our outstanding indebtedness contain a number of covenants that, among other things, restrict our ability to incur additional indebtedness, pay dividends, prepay subordinated debt, dispose of certain assets, enter into sale and leaseback transactions, create liens, make capital expenditures and make certain payments, investments or acquisitions and otherwise restrict corporate activities. In addition, we are required to satisfy specified financial covenants, including debt service coverage ratios, loan life coverage ratios, leverage ratios and minimum net worth tests for our Seven Seas Water business and minimum revenue and minimum cash balances for our Quench business. Our ability to comply with such provisions may be affected by events beyond our control. The breach of any of these covenants could result in a default under some or all of the documents governing our outstanding indebtedness. In the event of any such default, depending on the actions taken by the lenders under our outstanding indebtedness, such lenders could elect to declare all amounts borrowed under such indebtedness, together with accrued interest, to be due and payable. Certain of our loans have cross‑default provisions that may be triggered upon our default under the documents governing our other indebtedness and, in addition, a default may restrict our ability to effect intercompany transfers of funds.

As of September 30, 2016, we had approximately $150.2 million of outstanding consolidated indebtedness. Although our cash flow from operations has been sufficient to meet our debt service obligations in the past, there can be no assurance that our operating results will continue to be sufficient for us to meet our debt service obligations and financial covenants. Certain of our outstanding indebtedness is collateralized by the share capital of certain of our subsidiaries and certain other assets of our subsidiaries, and if we were unable to repay borrowings, the lenders could proceed against their collateral. If the lenders or the holders of any other secured indebtedness were to foreclose on the collateral securing our obligations to them, there could be insufficient assets required for the continued operation of our business remaining after satisfaction in full of all such indebtedness. In addition, the loan instruments governing the indebtedness of certain of our subsidiaries contain certain restrictive covenants which limit the payment of dividends and distributions and the transfer of assets to us and require such subsidiaries to satisfy specific financial covenants.

The degree to which we are leveraged could have important consequences to the holders of our shares, including:

•	our ability to obtain additional financing for acquisitions, capital expenditures, working capital, payment of dividends or general corporate purposes may be impaired in the future;

•	the impact of negative pledges and financial covenants on our financial profile;

•

a substantial portion of our cash flow from operations may be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for our future growth, operations and other purposes;

•	certain of our borrowings are and will continue to be at variable rates of interest, which exposes us to the risk of increased interest costs; and

•	we may be substantially more leveraged than certain of our competitors, which may place us at a competitive disadvantage and make us more vulnerable to changing market conditions and regulations.

The government of the BVI has sent us notice that it believes our acquisition of the capital stock of Biwater (BVI) Holdings Limited required its written consent and that the failure to obtain such consent constitutes a breach of the water purchase agreement between the government of the BVI and Seven Seas Water (BVI) Ltd.

On June 11, 2015, we acquired 100% of the capital stock of Biwater (BVI) Holdings Limited, or Biwater Holdings, pursuant to a stock purchase agreement. On August 6, 2015, Seven Seas Water (BVI) Ltd., a wholly owned subsidiary of Biwater Holdings, received notice from the government of the BVI stating that it considered the acquisition of the capital stock of Biwater Holdings an “assignment” under the terms of the water purchase agreement, which had been previously entered into by Seven Seas Water (BVI) Ltd. and the government of the BVI. An assignment of the water purchase agreement requires the written consent of the government of the BVI (not to be unreasonably withheld) as well as the prior written consent of the lender under the Biwater Loan Agreement. An assignment by Seven Seas Water (BVI) Ltd. of the water purchase agreement without consent may be deemed to be a company event of default under the terms of the water purchase agreement. If a company event of default has occurred, the government of the BVI may deliver a notice of intent to terminate the water purchase agreement.

We do not believe that the acquisition of 100% of the capital stock of Biwater Holdings constituted an assignment under the terms of the water purchase agreement. We responded in writing to the BVI government’s breach notice on August 10, 2015 and subsequently provided the BVI government with additional materials regarding the acquisition. Since the BVI government delivered the breach notice, the BVI government has continued to pay for water delivered in accordance with the water purchase agreement, approved an extension of the deadline for completing the construction and testing of two sewage treatment plants required by the water purchase agreement and on November 11, 2015, accepted the transfer of the two sewage treatment plants. Our discussions with the BVI government regarding the breach notice are continuing. The BVI government has not provided a notice of a default under, or of its intent to terminate the water purchase agreement.

If the parties are unable to resolve the dispute informally, the dispute is to be settled exclusively through arbitration in London, England at the London Court of International Arbitration. If (i) the parties are not able to resolve any dispute regarding this issue directly and (ii) an arbitrator in accordance with the water purchase agreement finds in favor of the government of the BVI, the government of the BVI may elect to terminate the water purchase agreement, transfer title of the desalination plant to the government of the BVI, pay certain outstanding liabilities in accordance with the water purchase agreement and pay Seven Seas Water (BVI) Ltd. an amount equal to the outstanding balance of the long‑term debt between Seven Seas Water (BVI) Ltd. and a bank that, as of September 30, 2016, had a remaining unpaid principal balance of $33.0 million (at face value and excluding application of the $3.8 million debt service reserve fund). If the water purchase agreement is terminated and we are required to sell our desalination plant in the BVI, our business, results of operations and financial condition may be materially and adversely affected.

We have significant cash requirements and limited sources of liquidity.

We require cash primarily to fund:

•	principal repayments of debt;

•	interest;

•	acquisitions;

•	construction and other project commitments;

•	equipment purchases;

•	refurbishment, enhancement and improvements of existing facilities;

•	other capital commitments, including business development investments;

•	taxes; and

•	selling and marketing and other overhead costs.

Our principal sources of liquidity are:

•	capital raises;

•	dividends and other distributions from our subsidiaries;

•	intercompany receivables;

•	repayment of principal and interest on intercompany loans; and

•	proceeds from debt financings at the subsidiary level.

While we believe that these sources will be adequate to meet our obligations for the foreseeable future, this belief is based on a number of material assumptions, including, without limitation, assumptions about our ability to access the capital or commercial lending markets, the operating and financial performance of our subsidiaries, exchange rates, our ability to sell assets and the ability of our subsidiaries to pay dividends or repay intercompany loans. Any number of assumptions could prove to be incorrect and therefore there can be no assurance that these sources will be available when needed or that our actual cash requirements will not be greater than expected. In addition, our cash flow may not be sufficient to repay at maturity the entire principal outstanding of an indebtedness, and we may have to refinance such obligations. We have significant principal repayments due in 2016, 2017, 2018 and 2019. There can be no assurance that we will be successful in obtaining such refinancing on terms acceptable to us or at all, and any of these events could have a material effect on us.

As a part of our growth strategy, we have used, and expect to continue to use, project financing, which may adversely affect our financial results.

We sometimes rely on project financing to fund the costs of our acquisitions and project development. Our subsidiaries have incurred, and in the future, may incur, project financing indebtedness to the extent permitted by existing agreements, and may continue to do so to fund ongoing operations. Any such newly incurred subsidiary indebtedness would be added to our current consolidated debt levels. Our project financing debt is, and would likely be structurally senior to certain of our other debt, which could also intensify the risks associated with leverage. Separately, failure to obtain project financing could result in delay or cancellation of future transactions or projects, thus limiting our growth and future cash flows.

While the lenders to a project subsidiary under our project financings sometimes do not have direct recourse against us (other than to the extent we give any credit support), defaults thereunder can still have important consequences for us, including, without limitation:

•

our failure to receive subsidiary dividends, fees, interest payments, repayment of intercompany loans and other sources of cash, as the project subsidiary will typically be prohibited from distributing cash to us during the pendency of any default;

•	triggering our obligation to make payments under any financial guarantee, letter of credit or other credit support which we have provided to or on behalf of such subsidiary;

•	causing us to record a loss in the event the lender forecloses on the assets;

•	triggering defaults or acceleration on our outstanding debt, and, in some cases, triggering cross‑default provisions;

•	the loss or impairment of investor confidence; or

•	foreclosure on the assets that are pledged under the non‑recourse loans, therefore by eliminating any and all potential future benefits derived from those assets.

Future revenue for our long‑term water supply agreements under our Seven Seas Water business is based on certain estimates and assumptions, and the actual results may differ materially from such estimated operating results.

We operate our Seven Seas Water business based on our current estimate of the revenues we will generate under our long‑term water supply agreements. Many of the costs of operating our facilities are fixed or do not vary materially based on the water produced by the facility, particularly in the short term. Our estimates and assumptions regarding what the water facilities will produce, and the revenues it will generate, during a specific period may not materialize. Unanticipated events may cause unforeseeable downtime, which would cause us to be unable to deliver water to our customers, which could have a material adverse effect on the actual results achieved by us during the periods to which these estimates relate. If revenues generated by the facility are less than estimated, our operating profit, gross margin and profits will be adversely affected.

Our emergency response services under our Seven Seas Water business expose us to additional challenges and risks.

Our Seven Seas Water business also provides emergency response services in the event of a water crisis caused by water shortages, the failure of existing water producing equipment, and hurricanes or other natural disasters, among other reasons. We build skids, mobile desalination plants and other components in advance of a need to deploy them. To address these situations, we typically install our containerized mobile desalination plants pursuant to water supply agreements with shorter terms, typically with terms of less than five years. Due to the reactive nature of this market, we cannot predict when we will deploy our equipment, if at all, the duration of the deployment or the other terms and conditions applicable to the deployment (including the prices we will be paid for the water purchased from us). Our inability to deploy our containerized mobile desalination plants and components in a timely manner could adversely affect our results of operations, financial condition and cash flows. Further, we rely on our ability to use this equipment in other situations. If our equipment is damaged or requires extensive refurbishing after decommissioning and before it can be redeployed, our return on the investment in that equipment may be adversely affected. If we fail to perform in an emergency as our customer expects, or if our customer perceives that we failed to perform, our reputation and business could be materially and adversely affected. In addition, the deployment of our equipment on a large scale in response to an emergency may divert management’s attention and resources. This could reduce our ability to pursue other opportunities, which could have an adverse effect on our business and results of operations.

The profitability of our Seven Seas Water facilities is dependent upon our ability to estimate costs accurately and construct and operate plants within budget.

The cost estimates we prepare in connection with the construction and operation of our plants are subject to inherent uncertainties. Any construction and operating costs for our plants that significantly exceed our initial estimates could adversely affect our results of operations, financial condition and cash flows. Any delay in the construction of the plant may result in additional costs, and future operational costs could be affected by a variety of factors, including lower than anticipated production efficiencies and hydrological conditions at the plant site that differ materially from those we expected.

We must satisfy each customer’s specifications under our contracts, which may require additional processing steps or additional capital expenditures in order to meet such specifications. The terms of our water supply contracts typically require us to supply water for a specified price per unit during the term of the contract, subject to certain annual inflation adjustments, and to assume the risk that the costs associated with producing this water may be greater than anticipated. Because we base our contracted price of water in part on our estimation of future construction and operating costs, the profitability of our plants is dependent on our ability to estimate these costs accurately and remain within budget during the construction and operation of the facilities. In addition, most of our customers are required to supply the electricity we need to operate our desalination plants either for free or at contracted prices under their contracts with us. We will incur additional operating cost if we are required to bear the risks of fluctuations in electricity costs in the future, which may adversely and materially affect our results of operations and cash flows.

The cost of equipment, materials and services to build a plant may increase significantly after we submit our bid for, or begin construction of, a plant, which could cause the gross profit and net return on investment for the plant to be less than we anticipated. The profit margins we initially expect to generate from a plant could be further reduced if future operating costs for that plant exceed our estimates of such costs.

Failure to comply with laws, regulations and policies, including the U.S. Foreign Corrupt Practices Act or other applicable anti‑corruption legislation could result in fines, criminal penalties and an adverse effect on our business.

We are subject to regulation under a wide variety of U.S. federal and state and non‑U.S. laws, regulations and policies, including laws related to anti‑corruption, export and import compliance, anti‑trust and money laundering, due to our global operations. The U.S. Foreign Corrupt Practices Act, or the FCPA, the U.K. Bribery Act of 2010 and similar anti‑bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials or other persons for the purpose of obtaining or retaining business. There has been an increase in anti‑bribery law enforcement activity in recent years, with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice, or DOJ, and the SEC, increased enforcement activity by non‑U.S. regulators, and increases in criminal and civil proceedings brought against companies and individuals. Our policies mandate compliance with these anti‑bribery laws. We operate in many parts of the world that are recognized as having governmental and commercial corruption and in certain circumstances, strict compliance with anti‑bribery laws may conflict with local customs and practices. We cannot assure you that our internal control policies and procedures will always protect us from improper conduct of our employees or business partners. If we believe or have reason to believe that our employees or agents have or may have violated applicable laws, including anti‑corruption laws, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Any such violation could result in substantial fines, sanctions, civil and/or criminal penalties, and curtailment of operations in certain jurisdictions, and might adversely affect our business, results of operations or financial condition. In addition, actual or alleged violations could damage our reputation and ability to do business.

Fluctuations in interest rates may adversely impact our business, financial condition and results of operations.

We are exposed to fluctuations in interest rates. As of September 30, 2016, approximately 82% of our outstanding debt was exposed to interest rate fluctuations. We have not entered into arrangements or contracts with third parties that constitute an interest rate hedge. The portion of our debt that bears interest at a fixed rate will vary from time to time. If interest rates significantly deviate from historical ranges, or if volatility or distribution of these changes deviates from historical norms, we may experience significant losses. As a result, fluctuating interest rates may negatively impact our financial results and cash flows.

Our inability to negotiate pricing terms in U.S. dollars may adversely impact our Seven Seas Water business, financial condition and results of operations.

Most of our Seven Seas Water revenue is generated and most of our operations are conducted in developing countries. Currently, customer payment obligations under all of our water supply contracts are denominated in the U.S. dollar. If the U.S. dollar weakens against other foreign currencies, some of our component suppliers may increase the price they charge for their components in order to maintain an equivalent profit margin. In addition, there is no assurance that we will be able to negotiate U.S. dollar denominated pricing terms in the renewal of existing contracts or new contracts in the future. In certain situations, we are exposed to foreign exchange risk to the extent we have payment obligations in a local currency relating to labor, construction, consumable or materials costs or, of our procurement orders are denominated in a currency other than U.S. dollars. We have not entered into any arrangements or contracts with third parties to hedge against foreign exchange risk. If any of these local currencies change in value relative to the U.S. dollar, our cost in U.S. dollars would change accordingly, which could adversely affect our results of operations.

Our business and ability to enforce our rights under agreements relating to our Seven Seas Water business may be adversely affected by changes in the law or regulatory schemes in the jurisdictions in which we operate.

Changes in laws governing capital controls, the liquidity of bank accounts or the repatriation of capital, repayment of intercompany loans and dividends could prevent or inhibit our receipt of cash from our foreign subsidiaries, resulting in longer payment cycles or impairment of our collection of accounts receivable. Although we may have legal recourse to enforce our rights under agreements to which we are a party and recover damages for breaches of those agreements, such legal proceedings are costly and may not be successful or resolved in a timely manner, and such resolution may not be enforced. Areas in which we may be affected include:

•	forced renegotiation or modification of concessions, purchase agreements, land lease agreements and supply agreements;

•	termination of permits or concessions and compensation upon any such termination; and

•	threatened withdrawal of countries from international arbitration conventions.

Any of these factors may cause our costs to build, own, operate or maintain our desalination plants to increase, may delay the commissioning of such plants, and may delay the time when we receive revenue and cash flows from such plants.

Operational and execution risks may adversely impact the financial results of our Quench business.

Our operating results are reliant on the continued operation of our filtered water systems as well as our delivery fleet. Inherent in our operations are risks that require oversight and control, such as risks related to mechanical or electrical failure, fire, explosion, leaks, chemical use, and vehicle, lift or forklift accidents. We have established policies, procedures and safety protocols requiring ongoing training, oversight and control in an effort to address these risks. However, significant operating failures on our customers’ premises or vehicle accidents could result in personal injury or loss of life, loss of distribution capabilities, and/or damage at the site of the filtered water system, thereby adversely impacting our business, reputation and financial results. These factors could subject us to lost sales, litigation contingencies and reputational risk.

Our multi‑year contracts under our business may limit our ability to quickly and effectively react to general economic changes.

The conditions under which we initially enter into a contract may change over time. These changes may vary in nature or foreseeability and may result in adverse economic consequences. These consequences may be exacerbated by the multi‑year terms of our contracts, which may hinder our ability to react rapidly and appropriately to changes. For example, we may not be free to adapt our pricing in line with changes in cost or demand. We also are not typically able to suddenly or unilaterally terminate a contract we believe is unprofitable or change its terms.

Changes in demand for our Quench products and services may affect operating results.

We believe that the growth of the U.S. water cooler market is due, in part, to consumer preferences for healthy products and consumer taste preferences for treated water over tap water and other beverages. Growth is also affected by the demand from our customers, whose tastes and preferences may be affected by energy efficiency standards and environmental concerns, as well as the form, features and aesthetics of our equipment, among other factors. To the extent such preferences change, demand for our products will be affected, which may materially adversely affect us.

In our Quench business, we face the risk that our customers may fail to properly maintain, use and safeguard our equipment, which may negatively affect us as the providers of the systems.

It is generally our responsibility to service our Quench filtered water systems throughout the duration of the contract, and our customers are generally required to maintain insurance covering loss, damage or injury caused by our equipment. However, we are not able to monitor our customers’ use or maintenance of their filtered water systems or their compliance with our contracts or usage instructions. A customer’s failure to properly use, maintain or safeguard the filtered water system or the customer’s non‑compliance with insurance requirements may reflect poorly on us as the provider of the filtered water system and, as a result, damage our reputation. In addition, our Quench filtered water systems must be connected to a potable water source in order to be effective. A customer’s failure or inability to connect our filter water system to a potable water source may reflect poorly on us as the provider of the filtered water system and, as a result, damage our reputation or cause the customer to terminate its relationship with us.

Many of our Seven Seas Water facilities are located on properties owned by others. If our landlords restrict our access to those properties or damage our facilities or equipment, our ability to develop, operate, maintain and remove our equipment would be adversely affected.

Most of our Seven Seas Water facilities are located on property owned by others, some of whom are our customers. Our rights to locate our facilities and equipment on, and to access, those properties are governed by contracts with the applicable landlords. We need access to those properties to develop, operate and maintain our facilities and equipment and, in certain cases, to remove our equipment at the end of a contract term. In certain situations, personnel having access to those properties need security and other clearances. If the landlord restricts our ability to access our facilities, our ability to develop, operate, maintain and remove our equipment would be adversely affected. We cannot guarantee that we will not encounter labor disputes (strikes, walkouts, blocking access to sites, or the destruction of property in extreme cases) that could interrupt our operations over a significant period of time. In addition, our personnel, facilities and equipment located on those properties may be harmed by other activities or events occurring on those properties, including being subject to personal injury or death, or damage. Any such restrictions or occurrences could adversely affect our business, reputation, results of operations and financial condition.

We rely on information technology and network infrastructure in areas of our operations, and a disruption relating to such technology or infrastructure could harm our business.

Seven Seas Water relies on our information technology and network infrastructure for both operations in our headquarters as well as our facilities, where our information technology and network infrastructure is critical for monitoring plant availability and efficiency. If our information technology or network infrastructure were to fail, such failure could lead to an inability to monitor our plant activities, and therefore could lead to noncompliance with health, safety and environmental requirements as well as increased costs and potential losses. Any increase in costs or losses could have an adverse effect on our financial condition and results of operations. In addition, the operation of our facilities relies on internet‑based control systems. Interruption in internet service could limit or eliminate our ability to continue our plant operations, which would have a negative effect on our revenues.

Quench relies on our information technology and network infrastructure for field service, customer service, billing, equipment service, inventory control, fixed asset management, financial reporting, accounting, accounts payable, payroll, lead generation, call center operations, sales analysis, vehicle tracking and profitability reporting. Our systems enable us to track the locations of our installed POU units and ensure customer compliance with payment obligations in connection with such POU units. Any failure or disruption relating to this technology or infrastructure could seriously harm our operations and/or reduce profitability. In addition, we are planning to upgrade and enhance our capabilities, including the replacement of our primary information technology systems. A failure to successfully implement such changes could adversely impact our business and may result in an inability to remain competitive with respect to our service offerings, pricing and collections.

Failure to maintain the security of our information and technology networks, including information relating to our service providers, customers and employees, could adversely affect us.

We are dependent on information technology networks and systems, including the internet, to process, transmit and store electronic information and, in the normal course of our business, we collect and retain certain information pertaining to our service providers, customers and employees, including credit card information for many of our service providers and certain of our customers. In addition, the operation of our facilities relies on internet‑based control systems. If security breaches in connection with the delivery of our solutions allow unauthorized third parties to access any of this data or obtain control of our customers’ systems or the systems controlling our plant operations, our reputation, business, results of operations and financial condition could be harmed.

The legal, regulatory and contractual environment surrounding information security, privacy and credit card fraud is constantly evolving and companies that collect and retain such information are under increasing attack by cyber‑criminals around the world. A significant actual or potential theft, loss, fraudulent use or misuse of service provider, customer, employee or other personally identifiable data, whether by third parties or as a result of employee malfeasance or otherwise, non‑compliance with our contractual or other legal obligations regarding such data or a violation of our privacy and security policies with respect to such data could result in loss of confidential information, damage to our reputation, early termination of our service provider contracts, significant costs, fines, litigation, regulatory investigations or actions and other liabilities or actions against us. Moreover, to the extent that any such exposure leads to credit card fraud or identity theft, we may experience a general decline in consumer confidence in our business, which may lead to an increase in attrition rates or may make it more difficult to attract new customers. Such an event could additionally result in adverse publicity and therefore adversely affect the market’s perception of the security and reliability of our services. Security breaches of, or sustained attacks against, this infrastructure could create system disruptions and shutdowns that could result in disruptions to our operations. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. We cannot be certain that advances in cyber‑attack capabilities or other developments will not compromise or breach the technology protecting the networks that support our platform and solutions. If any one of these risks materializes our business, financial condition, results of operations and cash flows could be materially and adversely affected.

We may experience difficulty obtaining materials or components for our Quench products.

Our Quench business utilizes third parties both inside and outside the United States to manufacture our equipment and relies upon these manufacturers to produce and deliver quality equipment on a timely basis and at an acceptable cost. Disruptions to the business, financial stability or operations, including due to strikes, labor disputes, political/governmental issues or other disruptions to the workforce, of these manufacturers, or to their ability to produce the equipment we require in accordance with our and our customers’ requirements could significantly affect our ability to fulfill customer demand on a timely basis which could materially adversely affect our revenues and results of operations.

Our holding company structure effectively subordinates our parent company to the rights of the creditors of certain of our subsidiaries.

Substantially all of our assets are held by our subsidiaries. As a result, our rights and the rights of our creditors to participate in the distribution of assets of any subsidiary upon such subsidiary’s liquidation or reorganization will be subject to the prior claims of such subsidiary’s creditors, except to the extent that we are reorganized as a creditor of such subsidiary, in which case our claims would still be subject to the claims of any secured creditor of such subsidiary and of any holder of indebtedness of such subsidiary senior to that held by us. As of September 30, 2016, our subsidiaries had approximately $150.2 million of indebtedness (net of discounts and excluding intercompany indebtedness) outstanding.

Since operations are conducted through our subsidiaries, our cash flow and ability to service debt is dependent upon the earnings of our subsidiaries and distributions to us. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay amounts due pursuant to indebtedness of other subsidiaries or us or to make any funds available therefor. In addition, the payment of dividends and the making of loan advances to us by our subsidiaries are contingent upon the earnings of those subsidiaries and are subject to various business considerations and, for certain subsidiaries, restrictive loan covenants contained in the instruments governing the indebtedness of such subsidiaries, including covenants which restrict in certain circumstances the payment of dividends and distributions and the transfer of assets to us.

Seven Seas Water may invest in projects with third‑party investors that could result in conflicts.

We may from time to time invest in projects with third‑party investors who may possess certain shareholder rights. Actions by an investor could subject our assets to additional risk as a result of any of the following circumstances:

•	the investors might have economic or business interests or goals that are inconsistent with our, or the project‑level entity’s, interests or goals; or

•	the investor may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.

Although we generally seek to maintain sufficient control of any investment to permit our objectives to be achieved, we might not be able to take action with respect to certain matters without the approval of the investors. We may experience strained relations with certain of our investors, resulting in liquidity constraints due to our third‑party investors’ failure to fund their respective capital commitments.

In Curaçao, our customer is dependent on Petróleos de Venezuela S.A., or PdVSA (the state‑owned oil company of Venezuela), and any financial or other issues our customer experiences with PdVSA could adversely affect our results of operations and financial condition.

Our desalination facility in Curaçao sells industrial quality water to Curaçao Refinery Utilities B.V., a government owned utility that provides utility services to a refinery it has leased to PdVSA. The current term of this water sales agreement expires in 2019, but will extend to 2022 if our customer extends the lease of the refinery to PdVSA. Any financial or other issues our customer experiences with PdVSA could adversely affect our results of operations and financial condition.

Our ability to grow our business could be materially adversely affected if we are unable to raise capital on favorable terms.

From time to time, we rely on access to capital markets as a source of liquidity for capital requirements not satisfied by operating cash flows. Our ability to arrange for financing on either a recourse or non‑recourse basis and the costs of such capital are dependent on numerous factors, some of which are beyond our control, including:

•	general economic and capital market conditions;

•	the availability of bank credit;

•	investor confidence;

•	our financial condition, performance and prospects in general and/or that of any subsidiary requiring the financing as well as companies in our industry or similar financial circumstances; and

•	changes in tax and securities laws which are conducive to raising capital.

Should future access to capital not be available to us, it may become necessary for us to sell assets or we may decide not to build new plants, expand or improve existing facilities or pursue acquisitions, any of which would affect our future growth, results of operations and financial condition.

An impairment in the carrying value of long‑lived assets, long‑term contract costs, goodwill or intangible assets would negatively impact our consolidated results of operations and net worth.

Long‑lived assets are initially recorded at cost and are amortized or depreciated over their useful lives. Long‑term contract costs consist of both deferred contract costs related to service concession arrangements and contract intangible assets related to service concession arrangements established in purchase accounting. Long‑term contract costs are amortized on a straight‑line basis over the remaining service concession arrangement period. Long‑lived assets and long‑term contract costs are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recognition and measurement of a potential impairment is performed on assets grouped with other assets and liabilities at the lowest level where identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of long‑lived assets and long‑term contract costs classified as contract intangible assets are measured by a comparison of the carrying amount of an asset or asset group to future undiscounted cash flows expected to be generated by the asset or asset group. Recoverability of long‑term contract costs classified as deferred contract costs are measured by a comparison of the carrying amount of an asset or asset group to undiscounted future cash flows expected to be generated through the performance of the remaining services under the contract. If the carrying amount of an asset or asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. Fair value is determined through various valuation techniques including discounted cash flows models, quoted market values and third‑party independent appraisals, as considered necessary. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. These events or changes in circumstances and the related analyses could result in additional long‑lived asset impairment charges in the future. Impairment charges could substantially affect our financial results in the periods of such charges.

We have significant goodwill and intangible assets that are susceptible to valuation adjustments as a result of events or changes in circumstances. As of December 31, 2015, intangible assets, net and goodwill were $56.1 million and $98.0 million, respectively. In 2015, we recorded an impairment charge of $27.4 million against goodwill. We assess the potential impairment of goodwill and indefinite lived intangible assets on an annual basis, as well as when interim events or changes in circumstances indicate that the carrying value may not be recoverable. Events or changes in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include disruptions to our business, failure to realize the economic benefit from acquisitions of other companies and intangible assets, slower industry growth rates and declines in operating results and market capitalization. Determining whether an impairment exists and the amount of the potential impairment involves quantitative data and qualitative criteria that are based on estimates and assumptions requiring significant management judgment. Future events, new information or changes in circumstances may alter management’s valuation of an intangible asset. The timing and amount of impairment charges recorded in our consolidated statements of operations and write‑downs recorded in our consolidated balance sheets could vary if management’s conclusions change.

In connection with our annual impairment test, we recorded goodwill impairment of $27.4 million during the fourth quarter of 2015. A further deterioration in the forecast or assumptions used in the impairment analysis could result in an additional impairment charge. Any additional impairment of goodwill or identifiable intangible assets could have a material adverse effect on our operating results and financial condition.

We may not be able to adapt to changes in technology and government regulation fast enough to remain competitive.

The water purification industry is highly technical and thus impacted by changing technology, competitively imposed process standards and regulatory requirements, each of which influences the demand for our products and services. Advances in technology and changes in legislative, regulatory or industrial requirements may render certain of our purification products and processes obsolete or increase our compliance costs.

Changes in tax law, determinations by tax authorities and/or changes in our effective tax rates may adversely affect our business and financial results.

Under current law, we expect to be treated as a non‑U.S. corporation for U.S. federal income tax purposes. However, uncertainties in the relative valuation between our U.S. business and our non‑U.S. business could adversely affect our status as a non‑U.S. corporation for U.S. federal income tax purposes under Section 7874 of the Internal Revenue Code of 1986, as amended, and could adversely affect our effective tax rate. In addition, changes to Section 7874 or the Treasury Regulations promulgated thereunder, other changes in law, or new interpretations of the meaning or scope of these rules, could adversely affect our status as a non‑U.S. corporation for U.S. federal income tax purposes and adversely affect our effective tax rate. Some of the Section 7874 regulations are newly issued and complex, and as such their application to any particular set of facts is uncertain. While we believe we will be treated as a non‑U.S. corporation for U.S. federal income tax purposes, such belief is based on, among other things, facts that may change or be unclear, valuations which are inherently subjective and judgments that may prove to be incorrect. If such belief is incorrect, there could be a material adverse impact on our expected tax position and effective tax rate.

Our Quench business operates in the United States, and all of our Seven Seas Water customer revenue was generated outside the United States in the year ended December 31, 2015. In light of the global nature of our business and the fact that we are subject to tax at the federal, state and local levels in the United States and in other countries and jurisdictions, a number of factors may increase our future effective tax rates, including:

•	our decision to distribute U.S. or non‑U.S. earnings to the parent company;

•	the jurisdictions in which profits are determined to be earned and taxed;

•	sustainability of historical income tax rates in the jurisdictions in which we conduct business;

•	the resolution of issues arising from tax audits with various tax authorities;

•	our ability to use net operating loss carry‑forwards to offset future taxable income and any adjustments to the amount of the net operating loss carry‑forwards we can utilize;

•	changes in tax laws that impact favorable tax treatment and/or the deductibility of certain expenses from taxable income; and

•	changes in the valuation of our deferred tax assets and liabilities, and changes in deferred tax valuation allowances.

Any significant increase in our future effective tax rates could reduce net income for future periods.

We could be adversely impacted by environmental, health and safety legislation, regulation and permits and climate change matters.

We are subject to numerous international, national, state and local environmental, health and safety laws and regulations, as well as the requirements of the independent government agencies and development banks that provide financing for many of our projects, which require us to incur significant ongoing costs and capital expenditures and may expose us to substantial liabilities. Such laws and regulations govern, among other things: emissions to air; discharges to water; the generation, handling, storage, transportation, treatment and disposal of waste materials; and the cleanup of contaminated properties. Currently, we believe we are in compliance with these laws and regulations, but there is no assurance that we will not be adversely impacted by any such liabilities, costs or claims in the future, either under present laws and regulations or those that may be adopted or imposed in the future.

We must obtain, maintain and/or renew a number of permits that impose strict conditions, requirements and obligations, including those relating to various environmental, health and safety matters, in connection with our current and future operations and development of our facilities. The permitting rules and their interpretations are complex, and the level of environmental protection needed to obtain required permits has tended to become more stringent over time. In many cases, the public (including environmental interest groups) is entitled to comment upon and submit objections to permit applications and related environmental analysis, attend public hearings regarding whether such permits should be issued and otherwise participate in the permitting process, including challenging the issuance of permits, validity of environmental analyses and determinations and the manner in which permitted activities are conducted. Permits required for our operations and for the development of our facilities may not be issued, maintained or renewed in a timely fashion or at all, may be issued or renewed upon conditions that restrict our ability to operate or develop our facilities economically or may be subsequently revoked. Any failure to obtain, maintain or renew our permits, as well as other permitting delays and permitting conditions or requirements that are more stringent than we anticipate, could have a material adverse effect on our business, results of operations and financial condition.

Foreign, federal, state and local regulatory and legislative bodies have proposed various legislative and regulatory measures relating to climate change, regulating greenhouse gas emissions and energy policies. If these laws, regulations and requirements become more stringent in the future, we may experience increased liabilities, compliance costs and capital expenditures or difficulty in our ability to comply with applicable requirements or obtain financing for our projects.

The potential physical impacts of climate change on our operations are also highly uncertain and would vary depending on type of physical impact and geographic location. Climate change physical impacts could include changing temperatures, water shortages, changes in weather and rainfall patterns, and changing storm patterns and intensities. Many climate change predictions, if true, present several potential challenges to water and wastewater utilities, such as increased precipitation and flooding, potential degradation of water quality, and changes in demand for water services.

We are subject to litigation and reputational risk as a result of the nature of our business, which may have a material adverse effect on our business.

From time to time, we are involved in lawsuits that arise from our business. Litigation may, for example, relate to product liability claims, personal injury, property damage, vehicle accidents, regulatory issues, contract disputes or employment matters. The occurrence of any of these matters could also create possible damage to our reputation. The defense and ultimate outcome of lawsuits against us may result in higher operating expenses. Higher operating expenses or reputational damage could have a material adverse effect on our business, including to our liquidity, results of operations and financial condition.

We will incur significant costs as a result of operating as a public company, and our management will devote substantial time to new compliance initiatives. We may fail to comply with the rules that apply to public companies, including Section 404 of the Sarbanes‑Oxley Act of 2002, which could result in sanctions or other penalties that would harm our business.

As a public company, and particularly after we cease to be an “emerging growth company,” we will incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, or the Exchange Act, and regulations regarding corporate governance practices. The listing requirements of the New York Stock Exchange, or the NYSE, require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, shareholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements, and we will likely need to hire additional accounting and financial staff with appropriate public company reporting experience and technical accounting knowledge. Moreover, the reporting requirements, rules and regulations will increase our legal and financial compliance costs and will make some activities more time consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

The Sarbanes‑Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, beginning with our Annual Report on Form 10‑K for the year ending December 31, 2017, Section 404 of the Sarbanes‑Oxley Act, or Section 404, will require management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal control over financial reporting. As an emerging growth company, we expect to avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, we may no longer avail ourselves of this exemption when we cease to be an emerging growth company. When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance‑related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

In connection with the audit of our consolidated financial statements for 2014 and 2015, a material weakness in our internal control over financial reporting was identified. While we have taken steps to remediate this material weakness, we cannot provide assurance that additional material weaknesses will not occur in the future.

In connection with the audit of our consolidated financial statements for the year ended December 31, 2014 and 2015, management and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting. The Public Company Accounting Oversight Board, or PCAOB, has defined a material weakness as “a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim statements will not be prevented or detected.” Our lack of adequate accounting personnel has resulted in the identification of material weaknesses in our internal controls over financial reporting. Specifically, the material weakness was related to audit adjustments and prior period adjustments relating to 2014.

To address the material weakness, we developed and implemented a plan in late fiscal year 2014 and during 2015 that included hiring additional accounting personnel, refining the end of period closing procedures and commencing an implementation of an information technology solution to assist in automating a portion of the financial reporting process, as well as implementing additional management review controls in several processes including fixed asset management, tax, and financial reporting. We have continued in 2016 to strengthen our control environment through the addition of incremental preventive and detective controls in areas of significant risk.

While we implemented a plan to remediate this material weakness, we cannot predict the success of such plan or the outcome of our assessment of these plans at this time. We can give no assurance that this implementation will remediate this deficiency in internal control or that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, which may result in a material adverse effect on our business and stock price.

In addition, as a public company, we will be required to document and test our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes‑Oxley Act of 2002, which will require, beginning with our Annual Report on Form 10‑K for the year ending December 31, 2017, annual management assessments of the effectiveness of our internal control over financial reporting. During the course of our assessment, we may identify deficiencies that we may not be able to remediate in time to meet our deadline for compliance with Section 404.

U.S. holders of our ordinary shares may suffer adverse tax consequences if we are characterized as a passive foreign investment company.

Based on the current and anticipated value of our assets and the composition of our income, assets and operations, we do not expect to be a “passive foreign investment company,” or PFIC, for the current taxable year or in the foreseeable future. However, the application of the PFIC rules is subject to uncertainty in several respects, and we cannot assure you that the U.S. Internal Revenue Service, or the IRS, will not take a contrary position. Furthermore, a separate determination must be made after the close of each taxable year as to whether we are a PFIC for that year. Accordingly, we cannot assure you that we will not be a PFIC for our current taxable year or any future taxable year. A non‑U.S. corporation will be considered a PFIC for any taxable year if (i) at least 75% of its gross income is passive income, or (ii) at least 50% of the value of its assets (based on an average of the quarterly values of the assets during a taxable year) is attributable to assets that produce or are held for the production of passive income. The value of our assets generally will be determined by reference to the market price of our Shares, which may fluctuate considerably. If we were to be treated as a PFIC for any taxable year during which a U.S. Holder (as defined below under “Certain Material U.S. Federal Income Tax Considerations”) holds a share, certain adverse U.S. federal income tax consequences could apply to such U.S. Holder. See “Certain Material U.S. Federal Income Tax Considerations—Passive Foreign Investment Company Considerations.”

You may be subject to adverse U.S. federal income tax consequences if we are classified as a Controlled Foreign Corporation.

Each “Ten Percent Shareholder” (as defined below) in a non‑U.S. corporation that is classified as a “controlled foreign corporation,” or a CFC, for U.S. federal income tax purposes generally is required to include in income for U.S.

federal tax purposes such Ten Percent Shareholder’s pro rata share of the CFC’s “Subpart F income” and investment of earnings in U.S. property, even if the CFC has made no distributions to its shareholders. A non‑U.S. corporation generally will be classified as a CFC for U.S federal income tax purposes if Ten Percent Shareholders own in the aggregate, directly or indirectly, more than 50% of either the total combined voting power of all classes of stock of such corporation entitled to vote or of the total value of the stock of such corporation. A “Ten Percent Shareholder” is a U.S. person (as defined by the Code), who owns or is considered to own 10% or more of the total combined voting power of all classes of stock entitled to vote of such corporation. The determination of CFC status is complex and includes attribution rules, the application of which is not entirely certain. We may currently be a CFC, and we may continue to be a CFC. In addition, even if we are not currently a CFC, it is possible that one or more shareholders treated as U.S. persons for U.S. federal income tax purposes will acquire, directly or indirectly, enough shares to be treated as a Ten Percent Shareholder after application of the constructive ownership rules and, together with any other Ten Percent Shareholders of the company, cause the company to be treated as a CFC for U.S. federal income tax purposes in the future. Holders are urged to consult their own tax advisors with respect to the potential adverse U.S. tax consequences of becoming a Ten Percent Shareholder in a CFC.

Risks Related to Our Ordinary Shares

Insiders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.

       Our directors, executive officers and each of our shareholders who own greater than 5% of our outstanding ordinary shares and their affiliates, in the aggregate, own approximately 55% of our outstanding ordinary shares. As a result, these shareholders, if acting together, would be able to influence or control matters requiring approval by our shareholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our other shareholders of an opportunity to receive a premium for their ordinary shares as part of a sale of our company and might affect the market price of our ordinary shares.

Anti-takeover provisions in our memorandum and articles of association could make an acquisition of us, which may be beneficial to our shareholders, more difficult and may prevent attempts by our shareholders to replace or remove our current management and limit the market price of our ordinary shares.

       Provisions in our memorandum and articles of association may have the effect of delaying or preventing a change of control or changes in our management. Our memorandum and articles of association include provisions that:

•	Authorize our board of directors to issue, without further action by the shareholders undesignated preferred shares;

•	Require that action by written consent in lieu of a meeting be adopted only if the shareholders unanimously consent to this manner of decision making;

•

Establish an advance notice procedure for shareholder approvals to be brought before an annual meeting of our shareholders, including proposed nominations of persons for election to our board of directors;

•	Limit the manner in which our shareholders can remove directors from the board;

•

Prohibit certain persons who own in excess of 15% of our outstanding ordinary shares from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding ordinary shares, unless the merger or combination is approved in a prescribed manner;

•	Establish that our board of directors is divided into three classes—Class I, Class II and Class III—with each class serving staggered terms; and

•	Require a super-majority of votes to amend certain of the above-mentioned provisions.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control. These provisions may also frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of our board of directors, which is responsible for appointing the members of our management.

       Any provision of our memorandum and articles of association or British Virgin Islands law that has the effect of delaying or deterring a change of control could limit the opportunity for our shareholders to receive a premium for their ordinary shares, and could also affect the price that some investors are willing to pay for our ordinary shares.

It may be difficult to enforce a U.S. or foreign judgment against us, our directors and officers named in this prospectus outside the United States, or to assert U.S. securities laws claims outside of the United States.

       We are a company limited by shares incorporated under the laws of the British Virgin Islands. As a result, it may be difficult for a shareholder to effect service of process within the United States upon us, our directors and officers, or to enforce against us, or them, judgments obtained in U.S. courts, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state therein. Additionally, it may be difficult to assert U.S. securities law claims in actions originally instituted outside of the United States. Foreign courts may refuse to hear a U.S. securities law claim because foreign courts may not be the most appropriate forums in which to bring such a claim. Even if a foreign court agrees to hear a claim, it may determine that the law of the jurisdiction in which the foreign court resides, and not U.S. law, is applicable to the claim. Further, if U.S. law is found to be applicable, the content of applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process, and certain matters of procedure would still be governed by the law of the jurisdiction in which the foreign court resides.

As the rights of shareholders under British Virgin Islands law differ from those under U.S. law, you may have fewer protections as a shareholder.

       Our corporate affairs are governed by our Amended Memorandum and Articles of Association, the British Virgin Island Business Companies Act, 2004, as amended from time to time (the "BVI Act") and the common law of the British Virgin Islands. The rights of shareholders to take legal action against our directors, actions by minority shareholders and the fiduciary responsibilities of our directors under British Virgin Islands law are to a large extent governed by the BVI Act and the common law of the British Virgin Islands. The common law of the British Virgin Islands is derived in part from judicial precedent in the British Virgin Islands as well as from English common law, which has persuasive, but not binding, authority on a court in the British Virgin Islands.

The rights of shareholders and the fiduciary responsibilities of our directors under British Virgin Islands law are not as clearly established as they would be under statutes or judicial precedents in some jurisdictions in the United States. In particular, the British Virgin Islands has a less developed body of securities laws as compared to the United States, and some states (such as Delaware) have more fully developed and judicially interpreted bodies of corporate law. In addition, British Virgin Islands law does not make a distinction between public and private companies and some of the protections and safeguards (such as statutory pre-emption rights, save to the extent that they are expressly provided for in the Amended Memorandum and Articles of Association) that investors may expect to find in relation to a public company are not provided for under British Virgin Islands corporate statutory law.

       As a result of all of the above, holders of our ordinary shares may have more difficulty in protecting their interests in the face of actions taken by our management, directors or major shareholders than they would as shareholders of a U.S. company.

Shareholders in British Virgin Islands companies may not be able to initiate shareholder derivative actions, thereby depriving a shareholder of the ability to protect its interests.

       While statutory provisions do exist in British Virgin Islands law for derivative actions to be brought in certain circumstances, shareholders in British Virgin Islands companies may not have standing to initiate a shareholder derivative action in a federal court of the United States. The circumstances in which any such action may be brought, and the procedures and defenses that may be available in respect to any such action, may result in the rights of shareholders of a British Virgin Islands company being more limited than those of shareholders of a company organized in the United States. Accordingly, shareholders may have fewer alternatives available to them if they believe that corporate wrongdoing has occurred. The British Virgin Islands courts are also unlikely to: (i) recognize or enforce against us judgments of courts in the United States based on certain civil liability provisions of U.S. securities law; or (ii) to impose liabilities against us, in original actions brought in the British Virgin Islands, based on certain civil liability provisions of U.S. securities laws that are penal in nature or that relate to taxes or similar fiscal or revenue obligations or would be viewed as contrary to British Virgin Island public policy or the proceedings pursuant to which judgment was obtained were contrary to natural justice. There is no statutory recognition in the British Virgin Islands of judgments obtained in the United States, although the courts of the British Virgin Islands will in certain circumstances recognize and enforce the non-penal judgment of a foreign court of competent jurisdiction without retrial on the merits.

The laws of the British Virgin Islands provide limited protection for minority shareholders, so minority shareholders will not have the same options as to recourse in comparison to the United States if the shareholders are dissatisfied with the conduct of our affairs.

       Under the laws of the British Virgin Islands, there is limited statutory protection of minority shareholders other than the provisions of the BVI Act dealing with shareholder remedies. The principal protections under statutory law are unfair prejudice relief and an action to enforce the BVI Act or the Amended Memorandum and Articles of Association brought by the shareholders. Shareholders are entitled to have the affairs of the company conducted in accordance with the BVI Act and the Amended Memorandum and Articles of Association.

       There are common law rights for the protection of shareholders that may be invoked, largely dependent on English company law, since the common law of the British Virgin Islands is limited. Under the general rule pursuant to English company law known as the rule in Foss v. Harbottle, a court will generally refuse to interfere with the management of a company at the insistence of a minority of its shareholders who express dissatisfaction with the conduct of the company's affairs by the majority or the board of directors and that the principal remedy for an aggrieved minority shareholder was presentation of a winding up petition on just and equitable grounds. The BVI Act amplifies this position by providing that a shareholder is not entitled to bring an action or intervene in proceedings in the name of or on behalf of a BVI company. Every shareholder is entitled to have the affairs of the company conducted properly according to British Virgin Islands law and the company's constituent documents.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our share, our share price and trading volume could decline.

       The trading market for our ordinary shares will depend on the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts change their recommendation or outlook regarding us or our shares, or provide more favorable relative recommendations or outlooks about our competitors, our share price could likely decline. Additionally, if any of the analysts do not publish or cease publishing research or reports about us, our business or our market, our share price and trading volume could decline.

Future sales of our ordinary shares in the public market could cause our share price to fall.

       Sales of a substantial number of our ordinary shares in the public market, or the perception that these sales might occur, could depress the market price of our ordinary shares and could impair our ability to raise capital through the sale of additional equity securities.  As of the closing of our initial public offering on October 12, 2016, we had 26,388,016 ordinary shares outstanding, of which approximately 7.3 million are freely tradable, without restriction, in the public market.  Approximately 18.9 million ordinary shares are restricted as a result of securities laws, lock-up agreements or other contractual restrictions that restrict transfers for at least 180 days after the date of this prospectus, subject to certain extensions.

       The holders of 18,087,347 ordinary shares will be entitled to rights with respect to registration of such shares under the Securities Act pursuant to an investors’ rights agreement between such holders and us. If such holders, by exercising their registration rights, sell a large number of shares, the market price for our ordinary shares could be harmed. If we file a registration statement for the purpose of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired. We have filed a registration statement on Form S-8 under the Securities Act to register shares for issuance under our equity incentive plans, including our 2016 Share Option and Incentive Plan and our 2016 Employee Share Purchase Plan. Each of these plans provides for automatic increases in the shares reserved for issuance under the plan which could result in additional dilution to our shareholders. Once we register these shares, they can be freely sold in the public market upon issuance and vesting.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any dividends on our ordinary shares. We currently intend to retain any earnings to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the future. Additionally, our ability to pay dividends on our ordinary shares is limited by restrictions under the terms of our Curaçao credit facility. As a result, you may only receive a return on your investment in our ordinary shares if the market price of our ordinary shares increases.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 12, 2016, we closed the sale of 7,475,000 ordinary shares, including 975,000 ordinary shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, in our initial public offering at a public offering price of $18.00 per share.  All of the shares issued and sold in the offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-207142), which was declared effective by the SEC on October 5, 2016. The estimated net proceeds to us, after deducting underwriting discounts of $8.7 million and estimated offering expenses of $5.9 million, are approximately $119.9 million. No offering expenses were paid directly or indirectly to any of our directors or officers, or their associates, or persons owning 10.0% or more of any class of our equity securities or to any other affiliates. Citigroup Global Markets Inc., Deutsche Bank Securities Inc. and RBC Capital Markets, LLC acted as managing underwriters of the offering.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on October 6, 2016 pursuant to Rule 424(b)(4) under the Securities Act. On October 31, 2016, we used approximately $46 million of the net proceeds to acquire all of the outstanding shares of ADB and all of the rights and obligations under a design and construction contract for a desalination plant and related infrastructure located in Peru.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)Exhibits:

The exhibits listed on the accompanying Exhibit Index are filed, furnished or incorporated by reference as part of this report, and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AquaVenture Holdings Limited

Date: November 18, 2016	By:	/s/ LEE S. MULLER
Lee S. Muller
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1 (1)	Amended and Restated Memorandum and Articles of Association of the Registrant
31.1	Certification of Chief Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †
31.2	Certification of Chief Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *†
101.INS	XBRL Instance Document †
101.SCH	XBRL Taxonomy Extension Schema Document †
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document †
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document †
101.LAB	XBRL Taxonomy Extension Label Linkbase Document †
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document †

(1) Filed as Exhibit 3.2 to Registrant’s Registration Statement on Form S-1 (File No. 333-207142) filed with the Securities and Exchange Commission on September 23, 2016, and incorporated herein by reference.

†     Filed herewith.

*The certification furnished in Exhibits 32.1 hereto is deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.