Form 10-K
period 2016-12-31
AquaVenture Holdings Ltd
filed 2017-03-27
CIK 1422841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                          to

Commission File Number:  001-37903

AquaVenture Holdings Limited

(Exact name of registrant as specified in its charter)

British Virgin Islands	98-1312953
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

14400 Carlson Circle Tampa, FL	33626
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (813) 855-8636

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name on each exchange on which registered
Ordinary Shares, no par value	The New York Stock Exchange (NYSE)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The registrant did not have a public float on June 30, 2016 (the last business day of its most recently completed second fiscal quarter) because there was no public market for the registrant’s common equity as of such date.

The total number of Ordinary Shares outstanding as of March 23, 2017 was 26,388,246.

Documents Incorporated By Reference

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2016. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.  Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

AQUAVENTURE HOLDINGS LIMITED

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2016

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless otherwise specified, references in this report to the “Company”, “AquaVenture”, “we”, “us” and “our” refer to both AquaVenture Holdings LLC and its subsidiaries prior to our corporate reorganization effected immediately prior to our initial public offering and AquaVenture Holdings Limited and its subsidiaries following our corporate reorganization.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.   Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us up to, and including, the date of this document. We expressly disclaim any obligation to update any such forward-looking statements to reflect events or circumstances that arise after the date hereof. Such forward-looking statements are subject to risks, uncertainties and other important factors which could cause our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” set forth under Part I, Item 1A and elsewhere in this Annual Report on Form 10-K. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

PART  I

Item 1. Business.

Our Company

Overview

We are a multinational provider of Water‑as‑a‑Service, or WAAS, solutions that provide our customers with a reliable and cost‑effective source of clean drinking and process water primarily under long‑term contracts that minimize capital investment by the customer. We believe our WAAS business model offers a differentiated value proposition that generates long‑term customer relationships, recurring revenue, predictable cash flow and attractive rates of return. We generate revenue from our operations in the United States, the Caribbean and South America, and are pursuing expansion opportunities in North America, the Caribbean, South America and other select markets.

We deliver our WAAS solutions through two operating platforms: Seven Seas Water and Quench. Seven Seas Water is a multinational provider of desalination and wastewater treatment solutions, providing approximately 8 billion gallons of potable, high purity industrial grade and ultra‑pure water (which is water that is treated to meet higher purity standards required for industrial, semiconductor, utility or pharmaceutical applications) per year to governmental, municipal, industrial and hospitality customers. Quench, which we acquired in June 2014, is a U.S.‑based provider of Point‑of‑Use, or POU, filtered water systems and related services to approximately 40,000 institutional and commercial customers, including more than half of the Fortune 500. In our Quench business, our current typical initial contract term is three years with an automatic renewal provision, and our annual unit attrition rate, at December 31, 2016, was approximately 8%, implying an average rental period of more than 11 years. We define “annual unit attrition rate” as a ratio, the numerator of which is the total number of removals of company‑owned and billed rental units during the trailing 12‑month period, and the denominator of which is the average number of company‑owned and billed rental units during the same 12‑month period.

We leverage our operating and engineering expertise to develop and deliver highly reliable WAAS solutions by applying various water purification technologies, including reverse osmosis, carbon filtration, deionization, membrane bioreactors and ultraviolet sanitization. We operate our water systems, enabling our customers to outsource a non‑core activity without investing significant capital or managerial resources.

We believe that we are well positioned to capitalize on global growth opportunities driven by population growth, increasing urbanization and water scarcity, increasing focus on health and wellness, and the environmental impact of bottled water consumption. We believe our focus on delivering best‑in‑class service and efficiency to our customers will continue to lead to substantial new business, contract extensions and customer expansion opportunities. We also have a demonstrated track record of identifying, executing and integrating acquisitions, with Seven Seas Water and Quench having completed more than a dozen transactions since 2007. We plan to continue to pursue acquisitions that will expand our geographic presence, broaden our service offerings and allow us to move into additional markets.

We are led by a talented management team with extensive industry experience, engineering knowledge, operational expertise and financial capabilities. Our team has a demonstrated record of execution, having built AquaVenture into a leader in the major markets we serve. Our Seven Seas Water team currently operates ten water treatment facilities and previously designed and operated more than 50 desalination plants with Ionics, Incorporated (a former NYSE‑traded water treatment technology company purchased by General Electric Co. in 2005). Our Quench team has grown Quench’s company‑owned and billed POU filtered water system installed base from approximately 11,300 units in 2009 to more than 90,000 units as of December 31, 2016 through organic growth and targeted acquisitions. As of December 31, 2016, we had 580 employees.

Corporate Reorganization & Initial Public Offering

On October 5, 2016, our initial public offering, or IPO, was declared effective and on October 12, 2016, we completed the sale of 7,475,000 ordinary shares at a public offering price of $18.00 per share. We received net proceeds of $118.8 million, after deducting underwriting discounts and commissions and offering expenses.

Prior to our IPO, we completed a series of reorganization transactions, which we refer to as the Corporate Reorganization. See Note 1 to the consolidated financial statements included in Part II, Item 8 for more information about the above-mentioned transactions.

Seven Seas Water

Our Seven Seas Water business offers WAAS solutions by providing outsourced desalination and wastewater treatment services for governmental, municipal, industrial and hospitality customers. Our solutions utilize seawater reverse osmosis, or SWRO, and other purification technologies to produce potable and high purity industrial process water in high volumes for customers operating in regions with limited access to potable water. We assume responsibility for designing, financing, constructing, operating and maintaining the water treatment facilities. In exchange, we typically enter into long‑term agreements to sell to our customers agreed‑upon quantities of water that meet specified quality standards for a contracted period, for which we are paid based on actual or minimum required unit consumption. We typically enter into contracts with a term of 10 to 20 years, except in situations in which emergency water is needed or we assume an existing contract from an existing operator. With this approach, our customers benefit from a highly reliable, long‑term clean water supply with predictable pricing, low customer capital investment and outsourced management of operations and maintenance.

We offer customized solutions, often implemented using containerized or modular equipment, which allows us to quickly commission, expand, curtail or move production capacity. We design, procure and engineer systems to meet the customer’s specific requirements with regard to source water conditions and specific water quality and quantity needs. Once a plant commences operations, customer water demand typically increases over time, often leading to plant expansion and contract extension opportunities. We also offer quick deployment solutions to address emergency water shortages, such as those caused by natural disasters or failure and/or overburdening of existing water production infrastructure, and water reuse solutions for industrial users seeking to reuse and/or minimize wastewater.

We are a leading provider of water to the Caribbean market, where we are currently the primary supplier to the United States Virgin Islands, or USVI, St. Maarten and the British Virgin Islands, or the BVI. We also maintain significant plant operations in Trinidad, Curaçao and Peru. We currently operate ten water treatment facilities in the Caribbean region and South America producing approximately 8 billion gallons of purified water per year under long‑term contracts.

We expect to grow our Seven Seas Water business by expanding existing operations as customer demand increases and by selectively entering underserved markets through both new project development and acquisitions. We believe that there are a large number of medium‑scale desalination plants (which we define as plants with approximately 2 million gallons per day, or GPD, to 13 million GPD of output capacity) in operation globally that could benefit from our ownership and operating expertise. Leveraging our strength in the Caribbean market and our reputation for reliability, quality and operating efficiency, we are pursuing new opportunities in North America, the Caribbean, South America and other select markets.

Build, Own and Operate

Providing WAAS solutions to our customers is central to our operating model. We typically own, operate and maintain the desalination plants and sell water to our customers pursuant to long‑term contracts. We either design, build and operate our desalination plants or acquire, refurbish and expand existing desalination plants. We assume responsibility for operating and maintaining the plants, including procuring all required equipment and arranging for related civil works. We typically design our desalination plants to exceed contractually required production capacity to ensure reliability, enable expansion to meet increased demand and to have more predictable lifecycle costs. In building our plants, we often use containerized units and modular skids with preconstructed components of the plant, which enables us to commission a plant and commence production more quickly. We also use standardized designs and equipment which help us operate and maintain our plants more efficiently and cost‑effectively and simplify spare parts management.

Under our WAAS business model, we manage the entire lifecycle of a desalination plant on an outsourced basis for our customers. Typically, a customer commits to purchase water at a fixed price per gallon, subject to adjustment based on a specified index, which meets agreed upon quality standards. Certain of our contracts require customers to purchase a minimum volume of water on a take‑or‑pay basis, while some do not have minimum purchase requirements. In some cases, we satisfy a customer’s water requirements by utilizing our plants as its exclusive water producer. Our water purchase agreements typically provide for initial terms of up to 20 years. Customers may ask us to increase the capacity of plants or to build additional plants to satisfy increased demand for the reliable, high quality water we produce. In connection with expanding capacity, we typically extend the term of the initial contract and reduce the unit cost that the customer pays. We monitor the plants we operate, both remotely and on site. Our facilities are maintained as needed by Seven Seas Water employees.

Generally, we have the right to decommission and remove our desalination plants upon the expiration or termination of the term of the water supply agreement. Our plants are generally built on property leased from the customer or its related parties pursuant to leases with terms that typically extend longer than the water purchase agreement, so that we may decommission and remove the plant. Certain of our water purchase agreements, however, provide for the transfer of the plant to our customer either at the end of the term of the agreement, upon the termination of the agreement or upon exercise of contractual buyout rights. The purchase prices payable upon exercise of the buyout rights are specified in the agreement and may be either fixed or variable based on factors set forth in the agreement.

Our Desalination Plants

We currently operate ten water treatment facilities in the Caribbean and South America. Six exclusively provide water to the local government or government‑owned utility companies and four serve private customers.

		Contract	Design
		Expiration	Capacity
Location	Customer	Date	Million GPD
Trinidad: Point Fortin	WASA	2030	6.7
United States Virgin Islands:
St. Croix	VIWAPA	2033	3.7
St. Thomas	VIWAPA	2033	3.3
St. Croix	Limetree Bay Terminals, LLC	2021	0.7
Curaçao	Curaçao Refinery Utilities B.V.	2019	4.9
St. Maarten	N.V. GEBE	2021	5.8
Bahamas	Clearview Enterprises Limited	2019	1.0
Turks and Caicos	Retail water sales	N/A	0.5
BVI: Paraquita Bay	The Government of the Virgin Islands	2030	2.8
Peru: Bayovar	Compañia Minera Miski Mayo S.R.L.	2037	2.7

Trinidad

We built and own and operate a desalination plant currently with a design capacity of 6.7 million GPD located at Point Fortin, Trinidad. Under the terms of the water sale agreement with the Water & Sewerage Authority of Trinidad and Tobago, which we refer to as the Trinidad Water Sale Agreement, we are required to provide a minimum supply of water each month equal to a certain percentage of the design capacity of the plant, and Water & Sewerage Authority of Trinidad and Tobago, or WASA, is required to purchase all of the water we produce each month up to a certain percentage of the design capacity of the plant. If production levels fall below agreed upon contractual minimums, then the water payment owed by WASA to us is reduced. On September 3, 2015, we entered into a fourth amendment to expand the existing desalination plant capacity by approximately 21% and extend the initial term of agreement, which was set to expire in 2026, by 50 months. This expansion was completed in July 2016 and added 1.2 million GPD of capacity to the plant.

The Trinidad Water Sale Agreement may be terminated upon default. If WASA terminates the Agreement early or is in default, a penalty will be imposed that is based on estimated future production of the plant. Upon termination, we have 120 days to remove our equipment from the site.

Under the Trinidad Water Sale Agreement, WASA is obligated to provide the electricity needed to operate our plant at no charge to us. We are not responsible for loss of production arising from a disruption to our electrical supply or a change in the quality or quantity of feedwater.

We sublease the site where the Point Fortin plant is located from WASA, who leases the site from Petrotrin, a state‑owned oil company. The initial term of the lease expires in October 2022, and we have an option to renew for an additional five years.

United States Virgin Islands

We built and currently own and operate three principal desalination plants in the United States Virgin Islands with an aggregate design capacity of 7.7 million GPD.

We sell the water produced at our Richmond Generation Plant on St. Croix and our Randolph Harley Generation Plant on St. Thomas on an as‑demanded basis to the Water & Power Authority of United States Virgin Islands, or VIWAPA, pursuant to the USVI Water Purchase Agreements, the current terms of which expire in 2033. Although the USVI Water Purchase Agreements do not specify a minimum consumption level, they stipulate that Seven Seas Water will be VIWAPA’s exclusive supplier. The current design capacity of our Richmond Generation Plant and the Randolph Harley Generation Plant are 3.7 million GPD and 3.3 million GPD, respectively. Under the USVI Water Purchase Agreements, VIWAPA is obligated to provide the electricity needed to operate our plants at no charge to us, provided that our electrical consumption per thousand gallons of water produced does not exceed certain thresholds. If our electrical consumption does exceed such thresholds, we are required to reimburse VIWAPA at VIWAPA’s then current electricity production cost, subject to adjustment for feedwater quality. We lease the sites where these plants are located from VIWAPA. The leases terminate 180 days after the contract expiration dates to enable us to remove our equipment.

In addition, we built and currently own and operate a desalination plant with the design capacity of 700,000 GPD on St. Croix. We sell the water produced by this plant under a water sales agreement to support a storage terminal, refinery and marine facility that were owned by Hovensa L.L.C. until January 2016, when these assets were acquired by Limetree Bay Terminals, LLC. We sell the water produced at this plant on a take‑or‑pay basis. Pursuant to an amendment in July 2016, the term of the agreement with Limetree Bay Terminals, LLC was extended to December 2021.

Curaçao

We own and operate a desalination facility in Curaçao with an aggregate design capacity of 4.9 million GPD. We sell the industrial quality water produced at this facility on a take‑or‑pay basis to Curaçao Refinery Utilities Company B.V., a government owned utility that provides utility services to a refinery it has leased to Petróleos de Venezuela S.A., or PdVSA, a state‑owned oil company of Venezuela. The current term of this water sales agreement expires in 2019, but will extend to 2022 if our customer extends the lease of the refinery to PdVSA. Under this water sales agreement, our customer is obligated to provide the electricity needed to operate our plant at no charge to us. We lease the site where this facility is located.

St. Maarten

We own and operate three desalination plants with an aggregate design capacity of 5.8 million GPD in St. Maarten. We built two of these plants and acquired and refurbished the third. We sell the water produced at these plants on a take‑or‑pay basis to the Government of St. Maarten pursuant to the St. Maarten Water Purchase Agreements, the current terms of which expire in 2021. Under the St. Maarten Water Purchase Agreements, we are obligated to pay for the electricity needed to operate our plant at a fixed rate. We lease the sites where these plants are located. The St. Maarten Water Purchase Agreements require us to transfer ownership of the plants to the government upon the expiration of the water purchase agreements and under other certain circumstances.

British Virgin Islands

In June 2015, we purchased the capital stock of Biwater Holdings, a subsidiary of which owns and operates a desalination plant with the design capacity of 2.8 million GPD located on Tortola, BVI. We sell the water produced at this plant on a take‑or‑pay basis to the Government of the BVI pursuant to a water purchase agreement, the current term of which expires in 2030. Under this water purchase agreement, our customer is obligated to provide the electricity needed to operate our plant at no charge to us. We lease the site where this plant is located. We are required to transfer ownership of the plant to the government of the BVI upon the expiration of the water purchase agreement and upon the termination of the agreement under certain other circumstances. See “Item 1A. Risk Factors—Risks Related to Our Business—The government of the BVI has sent us notice that it believes that our acquisition of the capital stock of Biwater (BVI) Holdings Limited required its written consent and that the failure to obtain such consent constitutes a breach of the water purchase agreement between the government of the BVI and Seven Seas Water (BVI) Ltd.”

Peru

In October 2016, we completed the acquisition of all the outstanding shares of Aguas de Bayovar S.A.C., or ADB, and all the rights and obligations under a design and construction contract for a desalination plant and related infrastructure located in Peru (the “Peru Acquisition”).  We sell both seawater and desalinated process water on a take-or-pay basis to Compañia Minera Miski Mayo S.R.L under an operating and maintenance agreement. Compañia Minera Miski Mayo S.R.L uses the water to operate its Bayovar phosphate mine, which is located in North Western Peru. The desalination plant and related infrastructure have the capacity to deliver more than 7.9 million GPD of seawater to the mine via a 24 mile pipeline and 2.7 million GPD of desalinated process water from a SWRO facility located at the mine site. The current term of the operating and maintenance agreement expires in 2037. The plant is constructed on property controlled by Compañia Minera Miski Mayo S.R.L, which owns the plant and related infrastructure. The rights to the design and construction contract include monthly installment payments for the construction of the desalination plant and related infrastructure, which are guaranteed by a major shareholder of our customer and continue until 2024. These payments are accounted for as a note receivable.

Other Plants

We own and operate a desalination plant with the design capacity of 1.0 million GPD on the Island of Great Exuma, The Bahamas. We acquired the facility in 2009 and refurbished it in 2013. We sell the water produced at this plant on a take‑or‑pay basis to Clearview Enterprises Limited, which is part of the Sandals Group. We also operate and maintain a wastewater treatment plant owned by Sandals Group at the same location. The current term of these agreements expire in 2019. We lease the site where the desalination plant is located from our customer.

We own and operate two desalination plants with the design capacity of an aggregate of 500,000 GPD on Providenciales, Turks and Caicos Islands. We built one of these plants and acquired and refurbished the other. We sell the water produced at these plants to local customers and own the sites where these plants are located.

We own and operate a desalination plant with the design capacity of 50,000 GPD in Chile, which began operating in September 2015. We sell the water produced by this plant to one customer.

Customers

The customers of our Seven Seas Water platform generally fall into three categories: (i) municipal customers or government‑owned utility companies, (ii) industrial, power, refining, mining and/or other manufacturing companies which require a reliable source of industrial quality water for their operations, or (iii) resorts and/or private entities. These customers may (i) contract with us through our Seven Seas Water platform to either build and operate plants, (ii) become our customers after their initial plant operator seeks to sell its interest in a plant or (iii) after such customer replaces an operator with Seven Seas Water.

Our important target market opportunities include municipal customers or government‑owned utility companies that wish to contract to have a plant constructed to increase water production for residential or industrial purposes or seek our experience in operating an existing plant. Under these arrangements, the municipal customers or government‑owned utility company is typically responsible for distributing water, providing power and a minimum purchase guarantee.

Another target market is industrial customers that require clean water for an industrial purpose. Historically, prospective industrial customers generated their own water but increasingly more industrial users have outsourced the production of water to focus on their core competencies.

For the year ended December 31, 2016, revenues earned from our customers in Trinidad and the BVI represented approximately 12% and 12%, respectively, of our total consolidated revenues.

Business Development

Our Seven Seas Water platform focuses on opportunities to own and operate desalination plants designed to produce 2 million GPD to 13 million GPD of water for governmental, municipal, industrial and hospitality customers, a relatively underserved sub‑segment of the desalination market with limited comparable solutions and competitors. We pursue these opportunities by participating in request for proposal processes, developing plans for plants in underserved areas, acquiring existing plants and providing emergency water services. Geographically, we continue to pursue opportunities to expand in the Caribbean region, while seeking opportunities in North America, South America and other select markets.

Our business development function is organized into teams dedicated to pursuing opportunities in specific target markets. Company personnel dedicated to North American, the Caribbean and the Middle Eastern markets operate primarily from our Tampa, Florida offices. Our South American team operates from Santiago, Chile, where we have maintained personnel and an office since 2011 which has been focused on developing business opportunities for the Seven Seas Water business in South America.

As part of our expansion strategy, we may acquire additional desalination plants. Potential acquisition candidates include individual plants and businesses that operate multiple plants. We frequently evaluate potential acquisition candidates and engage in discussions and negotiations regarding potential acquisitions. There can be no assurance that any of our discussions or negotiations will result in an acquisition. Further, if we make any acquisitions, there can be no assurance that we will be able to operate any acquired plants or businesses profitably or otherwise successfully implement our expansion strategy.

We also pursue opportunities to increase the amount of water we supply to existing customers. Historically, as we have provided customers with a reliable, cost‑effective clean water supply, our customers experience an increase in demand from the ultimate end users, leading to opportunities for us to expand existing plants and develop new plants. These opportunities also often enable us to extend the terms of our existing water supply agreements and to reduce the unit cost to the customer.

We also actively identify new markets that need, or could benefit from, a reliable and cost‑effective supply of clean water. Once we have identified a region that would benefit from our WAAS offerings, we work with local partners to identify possible customers with whom we can enter into long‑term supply agreements. In certain situations, this involves responding to requests for proposals from municipal or private sector customers. In other situations, we directly solicit potential customers to pursue a negotiated arrangement.

We also pursue opportunities to deploy our mobile containerized and modular plants to help parties address water emergencies or crises. To address this business opportunity, we maintain a fleet of mobile containerized plants. Our ability to quickly deploy, commission and commence operation of these plants provides us a competitive advantage in these situations. We provide these rapid deploy services pursuant to contracts that typically have terms of three to five years. By assisting customers to address their emergencies and crises, we are often well positioned to expand our relationship with the customer into a long‑term water supply arrangement.

Our strategy is to provide water services in areas where the supply of potable water is scarce. We have focused on the Caribbean and adjacent areas as our principal market because these areas have little or no naturally occurring fresh water. We also continue to pursue other regions with similar characteristics.

Competition

Seven Seas Water targets projects for medium‑scale plants that it can own and operate that are accompanied by long‑term contracts to sell water to customers. We compete primarily on the basis of the unit price at which water is sold to our customers, as well as our ability to build, commission, operate and maintain our plants to provide customers with a reliable long‑term water supply. Our pricing depends on many factors, including the length of the water supply agreement term, the volume of water to be supplied, factors relating to the feedwater quality and location of the plant, infrastructure availability, electric power availability and costs (including who is responsible for paying those costs), and our cost of capital, among other factors.

The competitors in our market generally fall into three categories: engineering, procurement and construction, or EPC, companies; large project developers; and other outsourced service model companies. EPC companies, which contract to build plants that satisfy specific requirements, often do not operate such plants after completion. EPC company contracts also generally satisfy the minimum customer water production requirements at the lowest reasonable capital cost which may not prioritize operating cost or reliability. Large project developers focus on large‑scale municipal desalination projects, prefer to take the role as lead developer for a customer sponsor and often do not operate plants after completion. For both of these types of competitors, the customer either assumes the risk and responsibility of operating the plant or engages a third party to do so. We believe that generally none of these competitors focus on building a plant with low operating costs, maximum reliability or excess capacity in anticipation of future water needs.

Seven Seas Water’s focus on building and operating plants that can adapt to customers’ changing needs has provided it with experience and a long‑term approach that is well aligned with our customers’ interests. Larger global competitors typically focus on larger plants with a capacity of 25 million GPD or greater, selling equipment or building plants instead of making outsourced service model investments. These companies, among others, currently operate in areas in which we would like to expand our operations. These companies already maintain world‑wide operations and have greater financial, managerial and other resources than us. We believe that our low overhead costs, knowledge of local markets and our efficient manner of operating desalination water production equipment will provide us a competitive advantage in many medium‑scale applications and projects.

Quench

Our Quench business offers WAAS solutions by providing bottleless filtered water coolers and other products that use filtered water as an input, such as ice machines, sparkling water dispensers and coffee brewers, to customers across the United States. Our POU systems purify a customer’s existing water supply, offering a cost‑effective, convenient, and environmentally‑friendly alternative to traditional bottled water coolers, or BWC. We offer our solutions to a broad mix of industries, including government, education, medical, manufacturing, retail and hospitality, among others, including more than half of the Fortune 500. We install and maintain our filtered water systems in exchange for a monthly rental fee, typically under multi‑year contracts that renew automatically. With an installed base of more than 90,000 company‑owned systems, we believe that we are one of the largest POU‑focused water services companies operating in the United States. We service customers across the United States, with Quench employee service technicians covering more than 250 metropolitan statistical areas, as defined in the 2010 U.S. Census. We generate sales by leveraging our team of field and inside sales representatives, supported by a marketing team with expertise in digital and traditional media. We believe our scale, product breadth and service expertise provide us a competitive advantage. These capabilities also help to create customer loyalty and preserve our market share.

Products

Our filtered water systems offer customers a cost‑effective, convenient and environmentally‑friendly alternative to traditional bottled water coolers. Our systems are connected to a customer’s existing water supply, which is filtered at the point of use to reduce impurities and other contaminants. Once a Quench system is installed, ongoing service requirements, including routine maintenance, repair and filter changes, are typically covered under a monthly rental agreement.

We offer our customers filtered water systems with varying capacities to serve low, medium and high usage environments, which are available in floor‑standing, countertop, under‑counter and under‑sink model forms. Our systems offer a variety of water dispensing options, including hot, cold, ambient and sparkling water. These systems are also available with various features, such as hands‑free dispensing, anti‑microbial surfaces and leak detection. Depending on the customer’s purification requirements, Quench systems can employ various technologies such as carbon filtration, reverse osmosis filtration, deionization and ultraviolet sanitization.

In addition, we offer a line of ice machines and commercial coffee brewers, both of which utilize our water filtration systems. To our coffee brewer customers, we also offer a selection of coffees, teas and other break room supplies. We also provide systems that deliver high‑purity water for industrial processes.

We purchase our filtered water systems from a variety of manufacturers, both in the United States and overseas. We also refurbish equipment that is returned from customer locations for future redeployment. We purchase nearly all of our equipment from three vendors; however, we believe that this equipment could be sourced from alternate vendors if necessary or advantageous.

We provide our services generally under automatically‑renewing rental contracts with initial terms ranging from month‑to‑month to five years. Our annual unit attrition rate, at December 31, 2016, was approximately 8%, implying an average rental period of more than 11 years. We bear the up‑front cost of purchasing and installing systems as well as the ongoing cost of maintaining them in exchange for a recurring fee. In certain circumstances, we sell water filtration systems to customers, which may be accompanied by a maintenance contract. We also service equipment on a time‑and‑materials basis for certain customers.

Sales and Marketing

We market our products through a variety of digital and traditional methods. Digital marketing activities include search engine marketing, email marketing, affiliate marketing and display advertising. Traditional marketing activities include telemarketing and trade shows. Marketing messages emphasize the benefits of water filtration versus those of delivered water, which include convenience, reliability of supply, cost savings, wellness and environmental sustainability. In 2015, POU system penetration was 11.1% of the U.S. commercial water cooler market, by revenue, which we believe provides a significant opportunity for additional organic growth.

We have a team of Quench sales and marketing professionals dedicated to new customer acquisition activities across the United States. Our field sales representatives are focused on increasing penetration in the largest metropolitan markets nationwide. We also have specialized sales teams focused on large enterprises and specific industries to expand our market penetration. We maintain a presence in online advertising and lead generation, supported by an in‑house team of digital marketing personnel.

Our Quench platform is also well‑positioned to increase sales to existing customers. In addition to our sales team, our customer care representatives generate revenue by selling additional products to existing customers. Additionally, as we service our equipment, we routinely identify opportunities to reassess our customer’s needs and offer additional services and system upgrades. Frequently, Quench customers will add systems during the course of their relationship with Quench.

We intend to continue to differentiate our offering to customers by adding innovative new water filtration products and related water‑enabled products. We also intend to grow the geographic footprint of our high‑purity industrial applications business and are considering future international and residential market expansion in our POU business.

Customers

We target businesses across the United States with an emphasis on companies with 20 or more employees, as well as those operating in several key industries, such as government, education, medical, retail and hospitality. We maintain a highly diversified customer base of approximately 40,000 customers.

Customer Service

Our service technicians are trained to service our POU systems to ensure a convenient, reliable water supply. In larger metropolitan areas across the United States, we service equipment via local employee service technicians, who perform installations, preventive maintenance and repairs. In areas without local employees, Quench technicians travel to handle installations and preventive maintenance. When necessary, Quench engages third‑party contractors for certain types of service calls.

Competition

We compete directly with other POU filtration, BWC, and office coffee service, or OCS, companies, as well as with retail stores and internet sites where similar products and services may be purchased. Municipal tap water is also a substitute for our POU filtration services. The POU filtration market is highly fragmented, with many small, local service providers. There are also a number of larger national competitors, including DS Services (a subsidiary of Cott Corporation), which offers BWC, OCS and POU services; Nestle, which offers BWC and POU services; Aramark, Compass Water Solutions, Waterlogic International and Pure Health Solutions, Inc. which offer OCS and POU services; and OneSource Water, which was acquired by Waterlogic International in October 2016 and is a primary competitor in POU services. Our competitive position is based on our pricing, national service coverage and product quality.

The POU segment we serve accounts for 11.1% by revenue of the $4.2 billion per year U.S. commercial water cooler market. Though relatively small, the number of POU units has been growing consistently and is projected to continue to grow at the expense of BWCs. We believe POU systems offer an attractive alternative to BWCs primarily due to cost, convenience, health benefits and environmental considerations. In 2015, approximately 29% of all new POU accounts (commercial and residential) in the United States were attributed to BWC conversions. We believe that the quality and reliability of our service, both in the field and in the back office, are differentiators within our markets.

Market Opportunity

We primarily operate in two water sectors—desalination and commercial water filtration. We believe both sectors offer us opportunities for significant organic and inorganic growth due to their size, positive long‑term growth trends and fragmentation.

A number of key macroeconomic factors shape the global water sector, including population growth, an increasing water supply‑demand imbalance, urbanization, industrialization, and consumers’ heightened health and environmental awareness. Global water demand has outpaced population growth, leading to chronic water scarcity in many regions around the world. According to data from the United Nations, global water demand (excluding irrigation) will grow three times faster than the global population. Further, the 2030 Water Resources Group, a consortium of non‑governmental development organizations and the private sector, estimates that global water demand will exceed supply by 40% by 2030. The United Nations Environment Programme, an agency of the United Nations that coordinates environmental programs, estimates that roughly half of the world’s population currently lives within 40 miles of the sea. Because of the proximity of population centers to saltwater bodies, we believe desalination is a viable solution to address future water shortages.

As clean water demand continues to grow, we believe the need for water treatment technologies, such as desalination and POU filtration, will increase, and we believe both of our operating platforms are well positioned to benefit from these trends.

Global Desalination Market

In recent years, there has been a rapid increase in the installation of new seawater desalination capacity. According to a 2016 report by Global Water Intelligence (GWI), global online capacity reached approximately 20 billion

GPD in 2015 and total contracted desalination capacity is expected to grow at a 6% compounded annual growth rate (“CAGR”) over the next ten years. The GWI report further indicates that approximately 29% of the desalination capacity globally is currently produced by medium‑scale plants, which is our target market. Many of the existing medium‑scale plants are owned and operated by local governments and companies, and operating desalination facilities is generally not their core competency. As a result, we believe a large number of these plants could benefit from our ownership and operating expertise to generate more reliable and lower‑cost clean water.

According to the World Resources Institute’s Aqueduct rankings, the Caribbean is one of the most water‑scarce regions of the world in terms of fresh water availability, comparable to the Western Sahara and parts of the Middle East. We believe our Seven Seas Water platform is a leading desalination solution provider in the Caribbean, where we operate nine water treatment facilities. Our installed capacity in the Caribbean has grown from 9.2 million GPD in 2010 to 29.4 million GPD as of December 31, 2016. Based on information published by GWI, we estimate that during the period from our inception in 2007 through 2015, our plants represented approximately 28% of all plant capacity coming online in the Caribbean and one‑third of the region’s existing medium‑scale desalination plant capacity. Many of the Caribbean region’s current desalination facilities utilize older thermal technologies that are more costly to operate than membrane‑based SWRO systems. We believe replacing these thermal plants with new SWRO plants is a significant additional opportunity for us. Given our compelling value proposition, extensive presence, and operational expertise in SWRO plants, we believe we are well positioned to further grow our Caribbean business.

We currently have a presence or targeted business development activities primarily in the Caribbean, South America, the Middle East and North America. The total installed capacity of medium‑scale desalination plants in these locations is more than 2 billion GPD. We target specific attractive end markets, such as the municipal drinking water, mining, oil and gas, and ultra‑pure industrial process water markets, in both large and mature markets in North America and the Middle East, as well as in fast‑growing developing markets in South America and the Caribbean. We believe we are well positioned to pursue opportunities in these markets through new project development, partnerships with local firms and strategic acquisitions.

U.S. Water Cooler Market

A 2016 study by Zenith International, or Zenith, estimates that the U.S. water cooler market will generate $4.2 billion of revenues in 2015, on an install base of more than 5.8 million BWC and POU units. POU units represent $467 million of these revenues and 1.4 million of the installed units, of which 94% are within the commercial market segment, which we target. We believe that POU units are taking market share from BWC units for a variety of reasons, including cost, convenience, health benefits and environmental concerns. Zenith reports that in the U.S., the average BWC customer will spend $50.85 per month for bottles (5.01 bottles per month at an average price of $10.15 each) plus $19.80 per month to rent the base unit, implying an average total monthly spend of $70.65 per BWC unit. This compares with Zenith’s estimated average monthly rental rate for a POU unit in the U.S. of $35.15. Zenith indicates that from 2010 to 2015, the market share of POU on an installed unit basis grew from 16.4% to 23.5%, which represents a unit CAGR of 10% for that period. Zenith expects the total number of POU units to grow at a CAGR of approximately 9% between 2015‑2020, while the number of total installed BWC units is projected to grow at a CAGR of only 1% during the same period.

We estimate that our market share is approximately 6.5% of commercial POU systems on an installed unit basis. The U.S. POU water cooler market is highly fragmented with hundreds of small regional providers, representing an opportunity for consolidation. Given the size of our addressable market and the fragmentation of the industry, we believe we are well positioned to realize growth with our focus on the commercial POU market.

Our Strengths

Differentiated Water‑as‑a‑Service Business Model

Our WAAS business model offers an attractive value proposition to our customers by providing clean drinking and process water in a reliable, capital‑efficient, cost‑effective and flexible manner. Our long‑term, service‑focused model minimizes customer capital investment and yields long‑term customer relationships. We invest capital in developing and installing engineered water systems, and generate predictable and steady revenue, earnings and cash flow, as well as an attractive unit economics.

Excellence in Execution Driven by Engineering and Operational Expertise

Our experience in implementing, operating and servicing water filtration technologies is at the core of our water solutions. Our expertise drives our ability to offer customized solutions to satisfy our customers’ water needs.

Our engineering experience and expertise is critical in developing Seven Seas Water desalination solutions that meet each customer’s specific water quality standards and quantity needs adapted to local conditions, including different feedwater sources. Another important aspect of engineering expertise is reliability, as evidenced by our ability to achieve an average plant uptime of approximately 97% since 2013, which provides our customers an uninterrupted water supply. Furthermore, our prefabricated containers and modular equipment are specially designed for quick deployment and maximum flexibility to adjust output capacities, allowing us to react quickly to customer emergencies or changes in demand.

Our Quench POU filtered water systems utilize a variety of water purification technologies, including reverse osmosis, carbon filtration, deionization and ultraviolet sanitization. Our service technicians are trained to maintain and service our POU systems to provide a convenient, reliable and high quality water supply.

Experienced Management Team with Demonstrated Track Record

Our management team, led by Chief Executive Officer Douglas R. Brown, President Anthony Ibarguen and Chief Financial Officer Lee S. Muller, has extensive industry experience. This team has a demonstrated track record of managing costs, adapting to changing market conditions, developing a comprehensive safety culture and financing, acquiring, integrating and operating new businesses and water plants.

Our Seven Seas Water team currently operates our ten water treatment facilities and previously designed and operated more than 50 desalination plants with Ionics, Incorporated. Their significant expertise has been instrumental in creating customized and highly reliable desalination solutions even in demanding water applications.

Our Quench team also has a demonstrated track record of expanding the Quench platform by adding new customers, retaining existing customers, and acquiring and integrating numerous POU filtered water service providers into its platform.

Strong Competitive Position Supported by Long‑Term Customer Relationships

We have long‑standing customer relationships. In our experience, customers typically extend their contracts significantly beyond the original term, as the need for a clean, reliable water supply continues and the customer realizes the value proposition of our WAAS business model. Furthermore, we believe our operating and engineering expertise, experienced management team, and scale put us at the forefront of our industry, and that significant investment would be required for others to replicate our platforms.

Our water supply agreements under our Seven Seas Water platform typically provide for initial terms of up to 20 years and typically contain contractual provisions for cost pass‑through and minimum volume requirements. In addition, we have a reputation for quality and customer service. We have a track record of expanding and extending our initial contracts into longer‑term agreements with increasing water purchase volumes, in part, because we provide our customers with a cost‑effective and reliable water solution.

A study by Zenith International named our Quench platform as one of the top five companies in the POU industry based on the number of POU units rented or sold. Our current typical initial contract term is three years with an automatic renewal provision, and our annual unit attrition rate, at December 31, 2016, was approximately 8%, implying an average rental period of more than 11 years, in part, because we provide highly reliable and efficient services. We believe our scale, product breadth and reliability, and customer service are key differentiators in a highly fragmented industry primarily composed of smaller providers.

Significant Experience Identifying and Integrating Acquisitions

Identifying and executing value‑enhancing acquisitions are core to our growth strategy. Under our Seven Seas Water platform, we have acquired five operating desalination facilities, which had an aggregate capacity of 9.8 million

GPD at the time of acquisition. Quench has also completed eleven acquisitions since 2008, three of which occurred after our acquisition of Quench in June 2014, significantly expanding our installed base. We routinely evaluate opportunities for acquisitions and believe our experience and success in identifying, executing, integrating and operating acquisitions enable us to deploy capital effectively, create shareholder value and increase our market share.

Strong Financial Performance

We have demonstrated sustained revenue growth with attractive margins under long‑term customer relationships.

Our revenues grew at a CAGR of 41.6% from 2011 to 2016. We believe we can continue our revenue growth by acquiring customers, expanding our relationships with our customers, expanding into new geographies and complementary services, and selectively acquiring related water services businesses.

Our net loss for the years ended December 31, 2016, 2015 and 2014 was $20.5 million, $41.8 million and $2.1 million, respectively. For the years ended December 31, 2016, 2015 and 2014, our Adjusted EBITDA was $36.0 million, $27.3 million and $18.8 million, respectively. See “—Summary Consolidated Financial and Other Data—Reconciliation of Non‑GAAP Financial Data” for a reconciliation of our GAAP net loss to Adjusted EBITDA. We credit the achievement of our Adjusted EBITDA margins (Adjusted EBITDA as a percentage of revenue) to our strong customer value proposition and our operating efficiency. In addition, cash collected (including principal and interest) on the design and construction contract (which is accounted for as a note receivable) we acquired in the Peru Acquisition totaled $1.4 million. We believe we have significant opportunities to continue to improve our margins as we further increase our scale and operating leverage.

Our Strategy

Continue to be an Industry Leader in Quality, Service and Efficiency

We will continue to focus on servicing our customers and responding to changing customer needs and emergency situations in the water industry. Our WAAS business model helps us to control reliability and quality and ensure compliance with health standards and customer specifications. Our Seven Seas Water desalination plants operate safely and efficiently with an average uptime of approximately 97% since 2013, providing an uninterrupted supply of water for our customers. Our Quench platform benefits from significant economies of scale that are expected to continue as the business grows.

Drive Sustainable and Profitable Growth

We are focused on long‑term, sustainable equity returns and intend to continue to deploy capital in attractive return opportunities. Across both our Seven Seas Water and our Quench platforms, we have recurring revenue that is derived from predictable and contractually‑obligated payments. In addition, our Seven Seas Water margins often benefit from contractual inflation‑protection and cost pass‑through provisions.

We believe our differentiated WAAS business model results in attractive unit economics. As a result, we expect our growth will further enhance operating leverage and drive margin expansion for both the Seven Seas Water and Quench platforms.

Develop New Business Opportunities and Add New Customers for Growth

We intend to continue to develop new business opportunities and add new customers supported by our experienced sales and marketing teams. Our Seven Seas Water platform has a dedicated business development team focusing on new project development opportunities globally. We strategically focus on providing municipal drinking water, wastewater recovery and industrial process water systems in the Middle East, South America and new territories in the Caribbean. We also intend to expand our Seven Seas Water platform to U.S. areas, such as Texas, that are characterized by both a high concentration of process industry and water scarcity.

Quench has an experienced and growing team of sales and marketing professionals responsible for new customer acquisition and expansion of existing customer relationships. Our sales representatives leverage our innovative, internet‑focused marketing and lead generation platform to add new customers. We also have dedicated sales teams targeting certain industries, such as government, education and medical, as well as large enterprise opportunities.

Drive Growth through Increased Sales to Current Customers

Both our Seven Seas Water and Quench platforms are well positioned to realize growth through incremental sales to current customers due to our longstanding relationships developed as a result of our reliable operating performance, competitive pricing and highly‑rated customer service.

Our Seven Seas Water platform has a track record of increasing sales to current customers.

Seven Seas Water maintains a fleet of containerized and modular plants for rapid deployment and commissioning. This gives us a competitive advantage when responding to short‑term water emergencies. Once these emergency systems are operating, we have the opportunity to demonstrate the high reliability our water plants have achieved elsewhere. We have had significant success converting these short‑term customer relationships into much longer (10 to 20 years) contractual agreements.

Within our Quench platform, our existing customers continue to provide significant opportunities for us to offer additional products and services. Many of our customers add water coolers or upgrade them during their relationship with us, and many also opt to rent equipment from our newer product lines enabled by POU water filtration, such as ice machines, sparkling water coolers and coffee brewers.

Continued Development of New Product Offerings to Open New Market Opportunities

We intend to pursue new market opportunities and customers with our Seven Seas Water platform by leveraging our emergency response capabilities and specialized water supply systems for large‑scale industrial operations such as mining, power generation and high water consumption manufacturing activities. We invest in containerized and modular water plants to enable us to provide rapid water supply solutions for customers who require water desalination solutions quickly, including in emergency situations. We are also actively examining and pursuing governmental, municipal, industrial and hospitality wastewater recovery opportunities as well as opportunities to treat produced water, which is generated through oil and gas exploration.

In our Quench business, we intend to continue working with our suppliers and leveraging our market knowledge, to refine our water cooler product offerings and our other related water‑enabled products, such as ice machines, sparkling water systems and coffee brewers.

Selectively Pursue Acquisitions

Acquisitions have historically been a major growth driver for us, and we expect to continue to pursue acquisitions in the future.

We intend to continue to selectively purchase, upgrade, expand and operate existing water treatment and desalination facilities in new and current markets under our Seven Seas Water platform. Our strategy includes proactive deal sourcing where we identify and pursue the acquisition of assets or businesses from companies which own and operate a single desalination facility. We can often operate these facilities more efficiently and reliably than current operators by leveraging our engineering and operating expertise.

We believe the highly fragmented nature of the POU filtered water market will allow Quench to continue to identify and acquire POU companies to increase penetration of our current markets, broaden our product offerings and expand geographically.

In September 2016, we entered into a purchase and sale agreement to acquire all of the outstanding shares of ADB and all of the rights and obligations under a design and construction contract for a desalination plant and related infrastructure located in Peru. On October 31, 2016, we completed this transaction for an aggregate purchase price of $46.5 million in cash, which was funded using a portion of the proceeds from our IPO.

While we routinely identify and evaluate potential acquisition candidates and engage in discussions and negotiations regarding potential acquisitions, there can be no assurance that any of our discussions or negotiations will result in an acquisition. Further, if we make any acquisitions, there can be no assurance that we will be able to operate or integrate any acquired businesses profitably or otherwise successfully implement our expansion strategy.

Available Information

We maintain a website with the address http://aquaventure.com.  We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.  We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission.  Our Code of Business and Ethics is also available free of charge through our website.

In addition, the public may read and copy any materials that we file with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. Also, our filings with the Securities and Exchange Commission may be accessed through the Securities and Exchange Commission’s Electronic Data Gathering, Analysis and Retrieval (EDGAR) system at www.sec.gov.

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

We deliver our Water‑as‑a‑Service, or WAAS, solutions through two operating platforms: Seven Seas Water and Quench. Seven Seas Water is a multinational provider of desalination and wastewater treatment solutions, and Quench is a U.S.‑based provider of Point‑of‑Use, or POU, filtered water systems and related services. For each of our business platforms, there are a number of factors that may negatively impact our operating results. For our Seven Seas Water business, these factors include:

•	the timing of the commencement of any operations of new, expanded or acquired desalination or wastewater treatment plants;

•	the disposition, termination or expiration of or non-compliance with a water supply agreement for a desalination or wastewater treatment plant;

•	variations in the volume or price of water purchased by our customers;

•	the timing or delay of collections from a customer, including those arising from credit issues of the customer;

•	the timing, size and accounting treatment of acquisitions;

•	the terms and timing of customer contract amendments (including those that result in changes to water rates);

•

any disruptions or errors in the operations of our plants due to severe weather conditions or natural disasters, equipment failures, extended maintenance,  or other factors, including environmental factors (such as bacteria levels or contaminants in source water) that can reduce our production volume;

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

•

information technology systems or network infrastructure failure and cyber-attacks, which could result in loss of operational capacities or critical data or cause delays in our billing and collection cycles;

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

•

information technology systems or network infrastructure failure and cyber-attacks, which could result in loss of operational capacities or critical data or cause delays in our billing and collection cycles;

•	our ability to control expenses;

•	changes in our mix of products; and

•	changes in our ability to raise or spend capital.

Failure to retain certain key personnel or the inability to attract and retain new qualified personnel could negatively impact our ability to operate or grow our business.

The success of our business will continue to depend to a significant extent on our ability to retain or attract key personnel, particularly management, engineering, sales and operating personnel. Our management team, led by our Chief Executive Officer, Douglas R. Brown, our President, Anthony Ibarguen, and our Chief Financial Officer, Lee S. Muller, and other key personnel have extensive industry experience. Our ability to attract or retain these employees will depend on our ability to offer competitive compensation, training and benefits. If we are unable to continue to hire and retain skilled management, technical, engineering, sales, service and operating personnel, we will have trouble operating and expanding our business, including developing and operating our existing and new desalination plants. Our success depends largely upon the continued service of our management, technical, engineering, sales, service and operating personnel and our ability to attract, retain and motivate highly skilled personnel. We face significant competition for such personnel from other businesses and other organizations which may better be able to attract such personnel. The ability to attract or retain these employees will depend on our ability to offer competitive compensation, training and benefits. The loss of key personnel or our inability to hire and retain personnel who have the necessary management, technical, engineering, sales, service and operating backgrounds could materially adversely affect our business and our financial performance.

Our Seven Seas Water business is dependent on a small group of customers for a significant amount of our revenue.

Our Seven Seas Water business focuses on large and complex projects. Consequently, we are dependent on a small number of customers for a significant amount of our revenue. Our desalination projects usually conduct business under long‑term water supply agreements with one or a limited number of customers or a single government or quasi‑government entity that purchase the majority of, and in some cases all of, the relevant facility’s output over the term of the agreement. This customer concentration exposes us to increased risk of cancellation or breach of existing contracts or delay of new projects, which may cause high volatility of our revenues. For example, the aggregate of our five largest customers accounted for approximately 45% of AquaVenture Holding Limited’s consolidated revenue for the year ended December 31, 2016. While we intend to maintain long‑term water supply agreements for each of our facilities, due to market conditions, regulatory regimes and other factors, it may be difficult for us to secure long‑term agreements where our current contracts are expiring or for new development projects. In addition, the financial performance of our facilities is dependent on the credit quality of, and continued performance by, our customers. If any significant customer ceases payments to us, cancels or delays a project or otherwise ceases doing business with us, our business and financial condition could be materially and adversely affected. Further, if we are required to transfer or sell one or more of our desalination plants to our customers, our business and financial condition could be materially and adversely affected. While we serve quasi‑governmental agency customers, those water supply agreements are neither guaranteed by the related government nor supported by the full faith and credit of such government, and no assurance can be given that such government would provide financial support.

The future growth of our Seven Seas Water business is dependent on our ability to identify and secure new project opportunities in a competitive environment.

We are currently pursuing new opportunities for our Seven Seas Water business in North America, the Caribbean, South America and other select markets. Any new project we implement will require achievement of critical milestones in order to commence construction, the first of which is to successfully identify markets for such projects and secure contracts with proposed customers to sell water in sufficient quantities and at prices that make the projects financially viable.

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

In most cases, we must sign a contract and sometimes obtain, or renew, various licenses, permits and authorizations from regulatory authorities. The competition and/or negotiation process that must be followed to win such contracts is often long, costly, complex and hard to predict. The same applies to the permit authorization process for activities that may affect the environment, which are often preceded by increasingly complex studies and public investigation. We may invest significant resources in a project or public tender without obtaining the right to build the plant. This could arise for many reasons, including the failure to obtain necessary licenses, permits or authorizations or inability to respond competitively. As a result, it may increase the overall cost of our activities or, if the resulting costs were to become too high, it could potentially force us to abandon certain projects. Should such situations become more frequent, the scope and profitability of our business, growth rate, predictability of earnings and cash flow generation could be materially and adversely affected.

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

Our ability to meet our customers’ needs, as well as achieve our targeted level of financial performance, depends on the successful operation of our facilities in our Seven Seas Water business. We currently own and operate ten water treatment facilities in the Caribbean region and South America, which generated substantially all of the revenue of our Seven Seas Water business for the years ended December 31, 2016, 2015 and 2014. Some of these facilities serve governmental and municipal customers which provide water to the ultimate consumers. If these customers fail to provide adequate service, our reputation will suffer and our competitive position may be impaired. In addition, if the risks involved in our operations are not appropriately managed or mitigated, our operations may not be successful and this could adversely affect our results of operations. The continued operation and maintenance of our desalination facilities may be disrupted by a number of technical problems, including:

•	breakdown or failure of equipment or processes;

•

contamination of, or other problems with, the raw feedwater that we process, including from environmental factors (such as bacteria levels or contaminants in source water) that can reduce our production volumes;

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

Our negotiations of changes to existing customer contracts may not be successful and may adversely affect our business and results of operations.

Our Seven Seas Water business is generally conducted in accordance with the terms of long-term water supply contracts that, among other things, may provide for minimum customer purchases, guaranteed supply volumes and specified levels of pricing based on the volume of water purchased during the billing period. These contractual features are key determinants of plant revenue and plant profitability. Certain of our contracts provide for contractually scheduled price changes. In addition, most of our contracts include provisions to increase prices in accordance with a specified inflation index such as the consumer price index. Following the completion of acquisitions, we are typically bound by the contracts we acquire, which may include terms that either we or our customer might desire to change. From time to time, we also negotiate pricing or other changes with our existing customers which include, but are not limited to, extending or renewing a contract, expanding plant capacity, increasing minimum volumes pursuant to a take-or-pay agreement, or a combination thereof. As our customers are often governmental entities or affiliates, these negotiations can take considerable time and effort, and in certain situations, proposed amendments may require the approval of certain of our lenders or other third parties, resulting in negotiations with multiple parties. There can be no assurances that any specific negotiations will result in an amendment on a timely basis or at all, or that such amendment will be beneficial to us. The terms and timing of any such amendments may negatively impact our operating results, fail to meet our expectations or result in greater variability in our operating results from period to period. Failure to successfully conclude any such negotiations may require us to update previous public statements regarding our expected financial results, adversely affect our relationship with our customer, which could result in our customer exercising its rights under the contract (including, in certain circumstances, the right to purchase the desalination plant), or result in negative publicity, all of which could have a material adverse effect on our business and results of operations. Because we are dependent on a small number of customers for a significant amount of our Seven Seas Water revenues, any significant changes in prices or other terms of our contracts with any of those customers could significantly reduce our revenues and operating results. Further, the political, economic and social conditions prevailing from time to time may lead our customers to more aggressively pursue cost reduction initiatives and contract amendments, which could adversely affect our business, revenues and operating results.

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

The U.S. water cooler market is intensely competitive. Municipal tap water is also a substitute for our POU filtration services. The POU filtration market is highly fragmented, with many small, local service providers. There are also a number of larger national competitors, including DS Services (a subsidiary of Cott Corporation), which offers BWC, office coffee service, or OCS, and POU services; Nestle, which offers BWC and POU services; Aramark, Compass Water Solutions, Waterlogic International and Pure Health Solutions, Inc. which offer OCS and POU services; and OneSource Water, which was acquired by Waterlogic International in October 2016 and is a primary competitor in POU services. Our competitive position is based on our pricing, national service coverage and product quality. Many of these larger businesses have substantially greater financial and management resources than we do. Our ability to gain or maintain market share may be limited as a result of actions by competitors. If we do not succeed in effectively differentiating ourselves from our competitors, based on pricing, service, value proposition, quality of products, desirability of brands or otherwise, our competitive position may be weakened, which could also jeopardize our strategy to include the rental of additional or upgraded water coolers and the rental of equipment from our product lines enabled by POU water filtration. If we are unable to convince current and potential customers of the advantages of our services, our ability to sell our services may be limited.

Certain of our long‑term water supply contracts under our Seven Seas Water business require us to transfer ownership of the desalination plant to the customer upon expiration or termination of the contract, or permit the customer to purchase the desalination plant in accordance with the contract before the expiration or termination of the contract.

Approximately 40% of our long‑term water supply contracts under our Seven Seas Water business require us to transfer ownership of the desalination plant to the customer upon expiration or termination of the supply contract, either for a specified amount or for no additional payment. Some of our long‑term water supply contracts permit the customer to purchase the plant for amounts determined in accordance with the contract before the expiration or termination of the contract, typically with notice of six months or less. In addition, most of our long‑term water supply contracts grant us the right to remove our equipment from the site of the facility in the event that the contract terminates due to a default by the customer or otherwise. If we are required to transfer or sell a desalination plant to our customer or are unable to remove our equipment upon termination of the contract for whatever reason, including customer interference, our revenue, earnings and cash flows from that desalination plant will cease, unless we are retained by the customer to continue to operate and maintain the plant. There can be no assurances that we will be retained by a customer to continue to operate and maintain the plant after its transfer to or purchase by such customer. As a result, our revenue, earnings and cash flows would decrease materially if we were to be required to transfer or sell a desalination plant. In addition, if we are required to transfer or sell a desalination plant to a customer for less than our carrying value of the plant or no consideration, we may not recoup our investment in the plant, may not receive sufficient proceeds to enable the subsidiary that owns the plant to repay any outstanding project finance debt in full, and may have to write down or write off the remaining value of the plant, any of which could materially and adversely affect our business, assets, earnings and debt covenant compliance. See “Business—Seven Seas Water—Our Desalination Plants.”

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

Our customers may suffer significant financial difficulties, including those due to downturns in the economy, political developments or commodity price fluctuations. Some of our customers could be unable to pay amounts owed to us or renew contracts with us at current or increased rates, which would negatively affect our financial performance. Certain of the customers and governments that we serve derive significant revenue from the sale of certain commodities such as oil, petrochemicals, natural gas, precious metals and other minerals, and our customers may be adversely impacted if demand or prices for these commodities were to decline for a prolonged period. Therefore, a decline in international or regional demand or prices for certain commodities may indirectly impact the demand for the water we produce and the credit worthiness of our customers.

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

The anticipated benefits from any of these potential acquisitions may not be achieved unless the operations of the acquired facilities, portfolios or businesses are successfully integrated in a timely manner. The integration of our acquisitions will require substantial attention from management and operating personnel to ensure that the acquisition does not disrupt any existing operations, or affect our customers’ opinions and perceptions of our services, products or customer support.

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

Our Seven Seas Water business, operating results and financial condition could be materially and adversely affected by severe weather, natural disasters, such as hurricanes, particularly in the Caribbean, hazards (such as fire, explosion, collapse or machinery failure), environmental factors, or be the target of terrorist or other deliberate attacks. Repercussions of these catastrophic events may include:

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

Our facilities in Trinidad, the USVI and Tortola are insured against earthquake, flood and hurricane damage as required by our lenders, while our other facilities are not. Our insurance programs have varying coverage limits, exclusions and maximums, and insurance companies may seek to deny claims we might make. Each policy includes deductibles or self‑insured retentions and policy limits for covered claims. As a result, we may sustain losses that exceed or that are excluded from our insurance coverage or for which we are not insured. Catastrophic events can result in decreased coverage limits, more limited coverage, increased premium costs or deductibles with respect to the insurance policies covering these facilities.

Our facilities are fortified to withstand damage caused by severe weather, and we have not experienced any material loss or damage resulting from the natural disasters that have impacted our facilities. However, we cannot assure that our facilities will withstand all natural disasters in the future, and an unforeseen natural disaster may cause damage to or the destruction of one or more of our facilities. In addition, an accident or safety incident could expose us to significant liability and a public perception that our operations are unsafe or unreliable. Although we conduct ongoing, comprehensive safety programs, a major accident could expose us to significant personal injury or property claims by third parties or employees. Even if we have purchased insurance, the adverse impact on our business, including both costs and lost revenue, could greatly exceed the amounts, if any, that we might recover from our insurers. We could also suffer significant construction delays or substantial fluctuations in the pricing or availability of materials for any projects we have in process. Any of these events could cause a decrease in our revenue, cash flow and earnings.

In our Quench business, we maintain liability insurance covering our facilities and assets, including our company‑owned equipment installed in the field, which could fail and cause significant property damage, personal injury and/or loss of life. We also maintain cyber and privacy liability coverage for risks related to our network and related data.  However, we can make no assurance that the adverse impact of any claim will not materially exceed the amounts that we might recover from our customers, suppliers or insurers. Moreover, significant insurance claims, even if covered, can result in decreased coverage limits, more limited coverage, increased premium costs or deductibles. Any of these events could adversely affect our operations.

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

Our water supply contracts may require customers to purchase a minimum volume of water on a take‑or‑pay basis over the term of those contracts. Take‑or‑pay provisions allow us to protect against short‑term demand risk by guaranteeing minimum payments from such customers regardless of their actual requirements. However, two of our ten water supply contracts do not contain such provisions, and therefore, periods of low production requirements by our customers under such contracts may adversely affect our financial position and results of operation.

Our ability to compete successfully for acquisition opportunities and otherwise implement successfully our expansion strategy depends, in part, on the availability of sufficient cash resources, including proceeds from debt and equity financings.

Our ability to compete successfully for acquisition opportunities and otherwise implement successfully our expansion strategy depends, in part, on the availability of sufficient cash resources, including proceeds from debt and equity financings. Our growth strategies include developing projects, the success of which depends on our ability to find new sites suitable for development into viable projects and developing those sites and projects. Any new project development or expansion project requires us to invest substantial capital. We finance some of our projects with borrowings, which are repaid in part from the project’s revenues, and secured by the share capital, physical assets, contracts and cash flow of that project subsidiary and by us. This type of financing is usually referred to as project financing. Commercial lending institutions sometimes refuse to provide project financing in certain less developed economies, and in these situations, we have sought and will continue to seek direct or indirect (through credit support or guarantees) project financing from a limited number of multilateral or bilateral international financial institutions or agencies. As a precondition to making such project financing available, the lending institutions may also require governmental guarantees of certain project and sovereign related risks. There can be no assurance, however, that project financing from international financial agencies or that governmental guarantees will be available when needed, and if they are not, we may have to abandon the project or invest more of our own funds, which may not be in line with our investment objectives and would leave fewer funds for other projects and needs.

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

As of December 31, 2016, we had approximately $143.7 million of outstanding consolidated indebtedness. Although our cash flow from operations has been sufficient to meet our debt service obligations in the past, there can be no assurance that our operating results will continue to be sufficient for us to meet our debt service obligations and financial covenants. Certain of our outstanding indebtedness is collateralized by the share capital of certain of our subsidiaries and certain other assets of our subsidiaries, and if we were unable to repay borrowings, the lenders could proceed against their collateral. If the lenders or the holders of any other secured indebtedness were to foreclose on the collateral securing our obligations to them, there could be insufficient assets required for the continued operation of our business remaining after satisfaction in full of all such indebtedness. In addition, the loan instruments governing the indebtedness of certain of our subsidiaries contain certain restrictive covenants which limit the payment of dividends and distributions and the transfer of assets to us and require such subsidiaries to satisfy specific financial covenants.

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

•

we may be substantially more leveraged and at higher costs than certain of our competitors, which may place us at a competitive disadvantage and make us more vulnerable to changing market conditions and regulations.

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

If the parties are unable to resolve the dispute informally, the dispute is to be settled exclusively through arbitration in London, England at the London Court of International Arbitration. If (i) the parties are not able to resolve any dispute regarding this issue directly and (ii) an arbitrator in accordance with the water purchase agreement finds in favor of the government of the BVI, the government of the BVI may elect to terminate the water purchase agreement, transfer title of the desalination plant to the government of the BVI, pay certain outstanding liabilities in accordance with the water purchase agreement and pay Seven Seas Water (BVI) Ltd. an amount equal to the outstanding balance of the long‑term debt between Seven Seas Water (BVI) Ltd. and a bank that, as of December 31, 2016, had a remaining unpaid principal balance of $31.4 million (at face value and excluding application of the $3.9 million debt service reserve fund). If the water purchase agreement is terminated and we are required to sell our desalination plant in the BVI, our business, results of operations and financial condition may be materially and adversely affected.

We have significant cash requirements and limited sources of liquidity.

We require cash primarily to fund:

•	principal repayments of debt;

•	interest;

•	acquisitions;

•	construction and other project commitments;

•	equipment purchases;

•	refurbishment, enhancement and improvements of existing facilities;

•	other capital commitments, including business development investments;

•	taxes; and

•	selling and marketing and other overhead costs.

Our principal sources of liquidity are:

•	debt and equity financing;

•	dividends and other distributions from our subsidiaries;

•	intercompany receivables;

•	repayment of principal and interest on intercompany loans; and

•	proceeds from debt financings at the subsidiary level.

While we believe that these sources will be adequate to meet our obligations for the foreseeable future, this belief is based on a number of material assumptions, including, without limitation, assumptions about our ability to access the capital or commercial lending markets, the operating and financial performance of our subsidiaries, exchange rates, our ability to sell assets and the ability of our subsidiaries to pay dividends or repay intercompany loans. Any number of assumptions could prove to be incorrect and therefore there can be no assurance that these sources will be available when needed or that our actual cash requirements will not be greater than expected. In addition, our cash flow may not be sufficient to repay at maturity the entire principal outstanding of indebtedness, and we may have to refinance such obligations. We have significant principal repayments due in 2017, 2018 and 2019. There can be no assurance that we will be successful in obtaining such refinancing on terms acceptable to us or at all, and any of these events could have a material effect on us.

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

We are exposed to fluctuations in interest rates. As of December 31, 2016, approximately 85% of our outstanding debt was exposed to interest rate fluctuations. We have not entered into arrangements or contracts with third parties that constitute an interest rate hedge. The portion of our debt that bears interest at a fixed rate will vary from time to time. If interest rates significantly deviate from historical ranges, or if volatility or distribution of these changes deviates from historical norms, we may experience significant losses or defaults. As a result, fluctuating interest rates may negatively impact our financial results and cash flows.

Our inability to negotiate pricing terms in U.S. dollars may adversely impact our Seven Seas Water business, financial condition and results of operations.

Most of our Seven Seas Water revenue is generated and most of our operations are conducted in developing countries. Currently, customer payment obligations under substantially all of our water supply contracts are denominated in the U.S. dollar. If the U.S. dollar weakens against other foreign currencies, some of our component suppliers may increase the price they charge for their components in order to maintain an equivalent profit margin. In addition, there is no assurance that we will be able to negotiate U.S. dollar denominated pricing terms in the renewal of existing contracts or new contracts in the future. In certain situations, we are exposed to foreign exchange risk to the extent we have payment obligations in a local currency relating to labor, construction, consumable or materials costs or, of our procurement orders are denominated in a currency other than U.S. dollars. We have not entered into any arrangements or contracts with third parties to hedge against foreign exchange risk. If any of these local currencies change in value relative to the U.S. dollar, our cost in U.S. dollars would change accordingly, which could adversely affect our results of operations.

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

Substantially all of our assets are held by our subsidiaries. As a result, our rights and the rights of our creditors to participate in the distribution of assets of any subsidiary upon such subsidiary’s liquidation or reorganization will be subject to the prior claims of such subsidiary’s creditors, except to the extent that we are reorganized as a creditor of such subsidiary, in which case our claims would still be subject to the claims of any secured creditor of such subsidiary and of any holder of indebtedness of such subsidiary senior to that held by us. As of December 31, 2016, our subsidiaries had approximately $143.7 million of indebtedness (net of discounts and excluding intercompany indebtedness) outstanding.

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

From time to time, we rely on access to capital markets as a source of liquidity for capital requirements not satisfied by operating cash flows. Our ability to arrange for financing on either a recourse or non‑recourse basis and the costs of such capital are dependent on numerous factors, some of which are beyond our control, including:

•	general economic and capital market conditions;

•	the availability of bank credit or access to institutional credit markets;

•	access to bilateral or multilateral funding sources;

•	investor confidence;

•	our financial condition, performance and prospects in general and/or that of any subsidiary requiring the financing as well as companies in our industry or similar financial circumstances; and

•	changes in tax and securities laws which are conducive to raising capital.

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

We have significant goodwill and intangible assets that are susceptible to valuation adjustments as a result of events or changes in circumstances. As of December 31, 2016, intangible assets, net and goodwill were $51.3 million and $98.0 million, respectively. We assess the potential impairment of goodwill and indefinite lived intangible assets on an annual basis, as well as when interim events or changes in circumstances indicate that the carrying value may not be recoverable. Events or changes in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include disruptions to our business, failure to realize the economic benefit from acquisitions of other companies and intangible assets, slower industry growth rates and declines in operating results and market capitalization. Determining whether an impairment exists and the amount of the potential impairment involves quantitative data and qualitative criteria that are based on estimates and assumptions requiring significant management judgment. Future events, new information or changes in circumstances may alter management’s valuation of an intangible asset. The timing and amount of impairment charges recorded in our consolidated statements of operations and write‑downs recorded in our consolidated balance sheets could vary if management’s conclusions change.

We did not record any goodwill impairment during 2016 for the Seven Seas Water or Quench reporting units. A change in forecast or assumptions used in the impairment analysis could result in an impairment charge. In 2015, we recorded a goodwill impairment charge of $27.4 million related to the Quench reporting unit.

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

Under current law, we expect to be treated as a non‑U.S. corporation for U.S. federal income tax purposes. However, uncertainties in the relative valuation between our U.S. business and our non‑U.S. business at the time of our Corporate Reorganization could adversely affect our status as a non‑U.S. corporation for U.S. federal income tax purposes under Section 7874 of the Internal Revenue Code of 1986, as amended, and could adversely affect our effective tax rate. In addition, changes to Section 7874 or the Treasury Regulations promulgated thereunder, other changes in law, or new interpretations of the meaning or scope of these rules, could adversely affect our status as a non‑U.S. corporation for U.S. federal income tax purposes and adversely affect our effective tax rate. Some of the Section 7874 regulations are newly issued and complex, and as such their application to any particular set of facts is uncertain. While we believe we will be treated as a non‑U.S. corporation for U.S. federal income tax purposes, such belief is based on, among other things, facts that may change or be unclear, valuations which are inherently subjective and judgments that may prove to be incorrect. If such belief is incorrect, there could be a material adverse impact on our expected tax position and effective tax rate.

Our Quench business operates in the United States, and all of our Seven Seas Water customer revenue was generated outside the United States in the year ended December 31, 2016. In light of the global nature of our business and the fact that we are subject to tax at the federal, state and local levels in the United States and in other countries and jurisdictions, a number of factors may increase our future effective tax rates, including:

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

•

changes in tax laws, including legislative changes, some of which could include fundamental tax reform, that impact favorable tax treatment and/or the deductibility of certain expenses from taxable income; and

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

In connection with the audit of our consolidated financial statements for 2014 and 2015, a material weakness in our internal control over financial reporting was identified. While we have remediated this material weakness, we cannot provide assurance that additional material weaknesses will not occur in the future.

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

While we have remediated this material weakness, we cannot provide assurance that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, which may result in a material adverse effect on our business and stock price.

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

Based on the current and anticipated value of our assets and the composition of our income, assets and operations, we do not expect to be a “passive foreign investment company,” or PFIC, for the current taxable year or in the foreseeable future. However, the application of the PFIC rules is subject to uncertainty in several respects, and we cannot assure you that the U.S. Internal Revenue Service, or the IRS, will not take a contrary position. Furthermore, a separate determination must be made after the close of each taxable year as to whether we are a PFIC for that year. Accordingly, we cannot assure you that we will not be a PFIC for our current taxable year or any future taxable year. A non‑U.S. corporation will be considered a PFIC for any taxable year if (i) at least 75% of its gross income is passive income, or (ii) at least 50% of the value of its assets (based on an average of the quarterly values of the assets during a taxable year) is attributable to assets that produce or are held for the production of passive income. The value of our assets generally will be determined by reference to the market price of our Shares, which may fluctuate considerably. If we were to be treated as a PFIC for any taxable year during which a U.S. Holder holds a share, certain adverse U.S. federal income tax consequences could apply to such U.S. Holder.

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

Our directors, executive officers and each of our shareholders who own greater than 5% of our outstanding ordinary shares and their affiliates, in the aggregate, currently own more than 50% of our outstanding ordinary shares. As a result, these shareholders, if acting together, would be able to influence or control matters requiring approval by our shareholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our other shareholders of an opportunity to receive a premium for their ordinary shares as part of a sale of our company and might affect the market price of our ordinary shares.

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

It may be difficult to enforce a U.S. or foreign judgment against us, our directors and officers outside the United States, or to assert U.S. securities laws claims outside of the United States.

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

Sales of a substantial number of our ordinary shares in the public market, or the perception that these sales might occur, could depress the market price of our ordinary shares and could impair our ability to raise capital through the sale of additional equity securities.  As of the closing of our initial public offering on October 12, 2016, we had 26,388,016 ordinary shares outstanding, of which approximately 7.3 million are freely tradable, without restriction, in the public market.  Approximately 18.9 million ordinary shares are restricted as a result of securities laws, lock-up agreements or other contractual restrictions that restrict transfers until April 4, 2017, subject to certain extensions.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

On April 20, 2007, we entered into a lease for 18,750 square feet of office space in Tampa, Florida with a lease term that ends on July 30, 2019 with an option to extend the term for a period of five years. This lease pertains to our Seven Seas Water segment.

On August 26, 2010, we entered into a lease, which has been amended several times, for approximately 19,900 square feet of office space in King of Prussia, Pennsylvania with a lease term that ends on September 30, 2018. This lease pertains to our Quench segment.

On May 10, 2011, we entered into a lease for 23,600 square feet of office and warehouse space in Norristown, Pennsylvania with a lease term that ended on September 30, 2016. We subsequently extended this lease through September 30, 2019. This lease pertains to our Quench segment.

On October 2, 2013, we entered into a lease for approximately 12,250 square feet of office space in Wheeling, Illinois with a lease term that ends on September 30, 2018. This lease pertains to our Quench segment.

On December 28, 2015, we entered into a lease for 16,600 square feet of office and warehouse space in Braintree, Massachusetts with a lease term that began on March 1, 2016 and ends on February 28, 2021. This lease pertains to our Quench segment.

We are a party to numerous other small office, warehouse, and month‑to‑month storage unit leases. We believe that our warehouse and office space is sufficient to meet our current needs until the expiration of these leases and we expect to lease additional space as we expand our business.

Please refer to “Our Desalination Plants” section within Item 1 included elsewhere in this Annual Report on Form 10-K for full information on our desalination plants.

Item 3. Legal Proceedings.

From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of any such outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART  II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our ordinary shares began trading on the New York Stock Exchange under the symbol “WAAS” on October 6, 2016. Prior to this date, there was no public trading market for our ordinary shares. The following table shows the high and low intra-day sale prices per share of our ordinary shares since our IPO on October 6, 2016:

	High	Low
October 6, 2016 through December 31, 2016	$26.33	$19.37

Holders

As of March 23, 2017, there were approximately 115 holders of record. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

Dividends

We have not paid any cash dividends on our ordinary shares since inception of the Company and do not anticipate paying cash dividends in the foreseeable future.

Securities authorized for issuance under equity compensation plans

The following table provides information about our ordinary shares that may be issued under all of our existing equity compensation plans as of December 31, 2016:

Plan Name	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a) (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b) (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (c) (Excluding Securities Reflected in Column (a)) (3) (4)
Equity compensation plans approved by shareholders
2016 Employee Stock Purchase Plan	—	$—	250,000
2016 Share Option and Incentive Plan	3,540,431	$18.07	1,259,293
AquaVenture Holdings LLC Amended and Restated Equity Incentive Plan	107,463	$21.40	—
Quench USA Holdings LLC 2014 Equity Incentive Plan	89,641	$23.66	—
Quench USA, Inc. 2008 Stock Plan	3,288	$34.91	—
Total	3,740,823	$18.31	1,509,293

(1)

In addition to the number of securities listed in this column, an aggregate 2,482 restricted shares and 200,276 restricted share units have been granted under our existing equity compensation plans and remain unvested as of December 31, 2016. Of the 2,482 unvested restricted shares, 2,417 of the unvested restricted shares were issued under the AquaVenture Holdings LLC Amended and Restated Equity Incentive Plan while the remaining 65 unvested restricted shares were issued under the Quench USA Holdings LLC 2014 Equity Incentive Plan. All of the 200,276 unvested restricted share units were issued under the 2016 Share Option and Incentive Plan (“2016 Equity Plan”).

(2)

As of December 31, 2016, no options to purchase ordinary shares under the 2016 Employee Stock Purchase Plan (“2016 ESPP”) had been issued. The 2016 ESPP provides that an additional number of shares will automatically be added to the shares authorized for issuance under the 2016 ESPP on January 1, 2017 and each January 1 thereafter through January 1, 2021. The number of shares added each year will be equal to the lesser of: (i) 1% of the number of shares issued and outstanding on the immediately preceding December 31, (ii) 200,000 shares, or (iii) such number of shares as determined by the administrator of the 2016 ESPP.

(3)

The ordinary shares that remain available for future issuance under the 2016 Equity Plan may be issued in the form of share options, share appreciation rights, restricted share awards, restricted share units, unrestricted share awards, cash-based awards, performance share awards and dividend equivalent rights. Each future grant shall reduce the available shares under the 2016 Share Option and Incentive Plan by an equal amount. The 2016 Equity Plan provides that an additional number of shares will automatically be added to the shares authorized for issuance under the 2016 Equity Plan on January 1 of each year. The number of shares added each year will be equal to 4% of the outstanding shares of the Company on the immediately preceding December 31.

(4)

Issuances of securities under the AquaVenture Holdings LLC Amended and Restated Equity Incentive Plan, Quench USA Holdings LLC 2014 Equity Incentive Plan and Quench USA, Inc. 2008 Stock Plan Incentive Stock Option Plan ceased effective October 5, 2016 at the time of the effectiveness of the IPO. As a result, no securities remain available for issuance under these plans.

Use of Proceeds from Registered Securities

On October 12, 2016, we closed the sale of 7,475,000 ordinary shares, including 975,000 ordinary shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, in our initial public offering at a public offering price of $18.00 per share. All of the shares issued and sold in the offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-207142), which was declared effective by the SEC on October 5, 2016. The net proceeds were $118.8 million after deducting underwriting discounts and commissions and offering expenses totaling $15.8 million. No offering expenses were paid directly or indirectly to any of our directors or officers, or their associates, or persons owning 10% or more of any class of our equity securities or to any other affiliates. Citigroup Global Markets Inc., Deutsche Bank Securities Inc. and RBC Capital Markets, LLC acted as managing underwriters of the offering.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on October 6, 2016 pursuant to Rule 424(b)(4) under the Securities Act. On October 31, 2016, we used $46.5 million of the net proceeds to acquire all of the outstanding shares of ADB and all of the rights and obligations under a design and construction contract for a desalination plant and related infrastructure located in Peru.

Item 6. Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and related notes, and other financial information included in this Annual Report on Form 10-K.  We have derived the consolidated statements of operations data for the years ended December 31, 2016, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016 and 2015 from our audited financial statements included elsewhere in this Annual Report on Form 10-K. We have derived the consolidated financial data for the year ended December 31, 2013 and as of December 31, 2014 and 2013 from our audited financial statements that are not included elsewhere in this Annual Report on Form 10-K but were included in our final prospectus filed with the SEC on October 6, 2016 pursuant to Rule 424(b)(4) under the Securities Act. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended December 31,
	2016(3)(4)(5)	2015(2)	2014(1)	2013
	(in thousands)
Consolidated Statements of Operations Data:
Revenues:
Bulk water	$55,861	$47,444	$38,989	$27,780
Rental	48,699	44,654	23,995	—
Other	9,540	8,237	4,143	—
Total revenues	114,100	100,335	67,127	27,780
Cost of revenues:
Bulk water	31,557	29,090	21,037	15,765
Rental	21,437	20,210	10,984	—
Other	5,142	4,190	2,091	—
Total cost of revenues	58,136	53,490	34,112	15,765
Gross profit	55,964	46,845	33,015	12,015
Selling, general and administrative expenses	68,159	49,437	31,653	11,764
Goodwill impairment	—	27,353	—	—
(Loss) income from operations	(12,195)	(29,945)	1,362	251
Other expense:
Gain on bargain purchase, net of deferred taxes	1,429	—	—	—
Interest expense	(11,224)	(8,512)	(5,155)	(961)
Interest income	674	5	7	12
Other income (expense)	1,299	(364)	(325)	(124)
Loss before income tax expense	(20,017)	(38,816)	(4,111)	(822)
Income tax expense (benefit)	455	2,973	(1,984)	387
Net loss	$(20,472)	$(41,789)	$(2,127)	$(1,209)

Loss per share – basic and diluted (6)	$(0.28)

	As of December 31,
	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$95,334	$17,802	$37,499	$14,277
Working capital	$75,882	$5,619	$30,946	$8,181
Property, plant and equipment, construction in progress and long-term contract costs	$213,002	$217,193	$129,983	$108,566
Total assets	$536,696	$425,656	$374,666	$135,922
Current portion of long-term debt	$27,963	$19,347	$8,265	$7,886
Long-term debt	$115,753	$118,013	$76,102	$45,666
Class A redeemable convertible preferred shares (7)	$—	$—	$—	$86,397
Total shareholders’/members' equity (deficit)	$367,506	$265,160	$271,969	$(10,357)

(1)	Includes the operations of Quench USA Inc. and Atlas Watersystems, Inc. (“Atlas”) from the respective dates of acquisition of June 6, 2014 and June 16, 2014.
(2)

Includes the operations of our bulk water business in the BVI from the date of acquisition of June 11, 2015. In addition, the Company recorded a goodwill impairment charge of $27.4 million related to the Quench reporting unit during 2015. The tax benefit associated with this impairment charge was $716 thousand.

(3)

Includes the operations acquired in the Peru Acquisition from the date of acquisition of October 31, 2016. In addition, we recorded a $1.4 million gain on bargain purchase, net of deferred taxes, from the Peru Acquisition in the Seven Seas Water reporting segment.

(4)	Includes IPO triggered cash compensation and associated payroll taxes of $6.1 million which was paid during the fourth quarter of 2016.
(5)	Includes a gain of $1.6 million on early extinguishment of a note payable on December 1, 2016.
(6)	Represents loss per share based on the weighted-average shares outstanding for the period from October 6, 2016 through December 31, 2016, the period following the Corporate Reorganization and IPO.
(7)

The Class A redeemable convertible preferred shares were reclassified from temporary equity to members’ equity during the year ended December 31, 2014 upon elimination of the redemption and conversion features.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the section titled “Selected Consolidated Financial Data” and financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward‑looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

Overview

We are a multinational provider of Water‑as‑a‑Service, or WAAS, solutions that provide our customers with a reliable and cost‑effective source of clean drinking and process water primarily under long‑term contracts that minimize capital investment by the customer. We believe our WAAS business model offers a differentiated value proposition that generates long‑term customer relationships, recurring revenue, predictable cash flow and attractive rates of return. We generate revenue from our operations in the United States, the Caribbean and South America and are pursuing expansion opportunities in North America, the Caribbean, South America and other select markets.

We deliver our WAAS solutions through two operating platforms: Seven Seas Water and Quench. Seven Seas Water is a multinational provider of desalination and wastewater treatment solutions, providing approximately 8 billion gallons of potable, high purity industrial grade and ultra‑pure water per year to governmental, municipal, industrial and hospitality customers. Quench, which we acquired in June 2014, is a U.S.‑based provider of Point‑of‑Use, or POU, filtered water systems and related services to approximately 40,000 institutional and commercial customers, including more than half of the Fortune 500.

Our Seven Seas Water platform generates recurring revenue through long‑term contracts for the delivery of treated bulk water, generally based on the amount of water we deliver. The significant majority of our Seven Seas Water revenue is derived from our operations in five different locations as of December 31, 2016:

•

The USVI: Seven Seas Water provides all of the municipal potable water needs for the islands of St. Croix, St. Thomas and St. John through its two seawater desalination plants, one on St. Croix and one on St. Thomas, having a combined capacity of approximately 7.0 million GPD. We also provide ultrapure water for use in power generation units by further processing a portion of the potable water we produce for certain of our customers.
•

St. Maarten: Seven Seas Water is the primary supplier of municipal potable water needs for St. Maarten through its three seawater desalination plants, which have a combined capacity of approximately 5.8 million GPD.

•	Curaçao: Seven Seas Water provides industrial grade water through seawater and brackish water desalination facilities having a combined capacity of approximately 4.9 million GPD.
•

Trinidad: Seven Seas Water provides potable water to southern Trinidad through its seawater desalination plant having a capacity of approximately 5.5 million GPD. Upon completion of an expansion during July 2016, total capacity was increased to 6.7 million GPD.

•

The BVI: Seven Seas Water is the primary supplier of Tortola’s potable water needs through its seawater desalination plant having a capacity of approximately 2.8 million GPD, which we began operating after we acquired the capital stock of Biwater (BVI) Holdings Limited on June 11, 2015.

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

Our Quench platform generates recurring revenue from the rental and servicing of POU water filtration systems and related equipment, such as ice and sparkling water machines, and from the contracted maintenance of customer‑owned equipment. Quench also generates revenue from the sale of coffee and consumables. Our annual unit attrition rate at December 31, 2016 was approximately 8%, implying an average rental period of more than 11 years. We receive recurring fees for the units we rent or service throughout the life of our customer relationship. We also receive non‑recurring revenue from some customers for certain services, such as installation, relocation or removal of equipment, as well as from the resale of equipment. We achieve an attractive return on our rental assets due to strong customer retention. We provide our systems and services to a broad mix of industries, including government, education, medical, manufacturing, retail, and hospitality, among others. We operate across the United States and are supported by a primary operations center in King of Prussia, Pennsylvania.

On October 5, 2016, our IPO was declared effective and on October 12, 2016, we completed the IPO of 7,475,000 ordinary shares at a public offering price of $18.00 per share. We received net proceeds of $118.8 million, after deducting underwriting discounts and commissions and offering expenses.

On September 15, 2016, we entered into a purchase and sale agreement to acquire all of the outstanding shares of ADB and all of the rights and obligations under a design and construction contract for a desalination plant and related infrastructure located in Peru. On October 31, 2016, we completed the Peru Acquisition for an aggregate purchase price of $46.5 million in cash, which was funded using a portion of the proceeds from our IPO. The desalination plant and related infrastructure, which was completed in 2010, has a design capacity of 2.7 million GPD, and ADB operates and maintains the desalination plant and related infrastructure constructed under the design and construction agreement to produce water for a contracted fee on a take-or-pay basis for a phosphate mining company pursuant to an operating and maintenance agreement, which expires in 2037. The rights to the design and construction contract include monthly installment payments for the construction of the desalination plant and related infrastructure, which are guaranteed by a major shareholder of our customer and continue until 2024. These payments are accounted for as a note receivable.

For the fiscal years ended December 31, 2016, 2015 and 2014, our consolidated revenue was $114.1 million, $100.3 million and $67.1 million, respectively. The $13.8 million increase from 2015 to 2016 was primarily due to additional revenues from our Seven Seas Water plant in the BVI, which was acquired in June 2015, and increased rental revenues and equipment sales from our Quench segment. The increase from 2014 to 2015 was primarily due to a full year of operations in 2015 for Quench USA, Inc. and Atlas, the acquisition of Seven Seas Water (BVI) Ltd. in June

2015, and the full year of operations in 2015 for new plants and plant expansions at Seven Seas Water completed during 2014. Including both organic and inorganic growth, our CAGR for revenue was 41.6% from 2011 to 2016.

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

The majority of Quench customers rent our systems under multi‑year, automatically renewing contracts, and our annual unit attrition rate, as of December 31, 2016, was approximately 8%, implying an average rental period of more than 11 years. We receive recurring fees for the units we rent ratably throughout the term of each contract period.

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

Electrical power for our large plants is generally provided by the customer or charged by us to the customer as a pass-through cost; however, our contracts normally require us to maintain electrical usage at or below a specified level of kilowatt hours for each gallon of water produced.

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

Selling, General and Administrative Expenses

Each segment reports the selling, general and administrative expenses that pertain to its business. In addition, the expenses of the parent holding company, consisting mainly of professional service and other expenses to support its activities as a holding company, are included in the Seven Seas Water segment results. Selling, general and administrative expenses for each segment include acquisition‑related costs, if any, and share‑based compensation charges that are attributable to the segment.

Seven Seas Water

Selling, general and administrative expenses for Seven Seas Water consist primarily of compensation and benefits, third‑party professional service fees and travel. Such expenses include personnel and travel costs of our business development organization, third party and internal engineering costs incurred in connection with new project feasibility studies or proposals, and costs for operating business development offices and activities. Selling, general and administrative expenses also include personnel and related costs for our executive, engineering, procurement, finance, human resources organizations and other administrative employees, third party professional service costs for consulting, legal, accounting and tax services, depreciation of vehicles, office equipment and improvements and computer systems and software not directly related to the production of water or other water services, and other corporate expenses. In the future, we expect that our selling, general and administrative expenses will increase due to business development efforts in new markets, the costs of being a public company and the general infrastructure to support our future growth.

Quench

Selling, general and administrative expenses for Quench include costs related to our selling and marketing functions as well as general and administrative costs associated with our operations center and operating locations, including information systems, finance, customer care, and human resources. Such costs include personnel costs (including salaries, benefits and share‑based compensation), commissions, amortization of deferred lease costs, expenses related to lead generation, amortization expense associated with intangible assets acquired in connection with business combinations, which are amortized over their expected useful lives, fees for third‑party professional services (including consulting, legal, accounting and tax services), travel, depreciation of non‑service equipment and other administrative expenses.

Other Expense and Income

Other expense and income consists mainly of interest expense and interest income. Interest expense primarily relates to bank and private lender debt. In the future, we expect that our interest expense will increase as a result of the use of debt financing for new plant construction and business acquisitions. Interest income primarily relates to interest received on certain cash and cash equivalent investments of three months or less and the interest portion of payments we receive on the design and construction contract acquired in the Peru Acquisition, which continue until 2024. These payments are accounted for as a note receivable.

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

The table below summarizes significant events in 2016, 2015 and 2014 that affect performance and comparability of financial results for these and future periods:

			Capacity
			(Million	Commencement
Plant Name	Location	Event	GPD)	Date
Point Blanche	St. Maarten	Plant expansion	1.0	March 2014
CRU Refinery	Curaçao	Plant expansion	0.5	April 2014
CRU Refinery	Curaçao	Plant expansion	2.5	January 2015
Paraquita Bay	BVI	Plant acquisition	2.8	June 2015
Point Blanche	St. Maarten	Plant expansion - Phase 2	1.0	March 2016
Point Fortin	Trinidad	Plant expansion	1.2	July 2016
Aguas de Bayovar	Peru	Plant acquisition	2.7	October 2016

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

To optimize our returns, we seek to finance a portion of the investment, including projects and acquisitions, through debt. The timing, extent and terms of such debt financing and the ensuing increase to interest expense can vary from project to project.

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

Plant Acquisitions

Revenue and expenses will increase upon an acquisition of an existing plant from a third party, which could be a new customer, an existing customer, a third‑party project developer or a facility owner. The time, cost and capital required to complete a plant acquisition are significant. Initially an acquired plant may experience periods of downtime or reduced production levels as well as additional capital investment while we bring the plant up to our engineering and operating standards. We have completed seven acquisitions of existing plant operations since inception. In October 2016, we completed the Peru Acquisition for an aggregate purchase price of $46.5 million. Results after the October 2016 date of acquisition are included in the results of operations for the Seven Seas Water segment. Acquisitions are a part of our Seven Seas Water growth strategy and accordingly our ability to grow could be impacted by our effectiveness in completing and integrating our acquisitions.

Entry into New Markets

Our future performance will be affected by our investment and success in securing business in new markets. While continuing to penetrate the Caribbean market, we have also expanded our business development efforts to pursue a global business footprint in North America, South America and other select markets. As we continue to pursue entry into new markets, we may incur increasing expenses for business development that may be sustained for long periods of time before realizing the benefit of incremental revenues. In addition, our entry into some new markets may be better served through partnering arrangements such as joint ventures, which may result in a minority position. Such an arrangement may be economically attractive even though, in some circumstances, we may not be able to consolidate the operating results of a partnering arrangement with our own operating results.

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

Electrical costs are a major expense in connection with the operation of a water treatment plant. Our major customers either, directly or through related parties, provide the electricity needed to run the plant without cost to us or reimburse us for this cost on a pass‑through basis. In general, our contracts require us to maintain electrical usage at or below a specified level of kilowatt hours for each gallon of water produced. Thus our cost risk is principally with respect to our ability to use electrical power efficiently. We have made investments in plant equipment and configuration to maintain required levels of electrical efficiency.

Personnel costs are another major cost element for plant operations. Our contracts provide for price adjustments for inflation. Profitability, however, could be adversely affected by significant increase in market prices for labor, social taxes and benefits or changes in operations requiring additional personnel. Because we assume responsibility to run plants over long periods of time, we use plant designs, equipment and equipment maintenance programs that seek to minimize future repairs and optimize long‑term cost performance. We may however, from time to time experience equipment failures outside of warranty coverage which could result in significant costs to repair.

Our operations center in Tampa, Florida and our organization in Santiago, Chile incur significant selling, general and administrative expenses that are intended to support our plans for future growth. Certain of these expenses, in particular those related to business development, are largely discretionary and not correlated specifically to short‑term changes in revenue. Direct engineering cost, including allocated overhead, for personnel at our operations center are capitalized as a project cost based on hours incurred on active plant construction projects which can change from period to period. The timing of new hires, the utilization of engineering personnel and the spending in these areas may affect the comparability of our results. In addition, we expect to incur increased legal, accounting and other expenses as we pursue our expansion strategy and as a public company, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, or the Exchange Act, and the listing requirements of the New York Stock Exchange. We anticipate that such operating costs as a percentage of revenue will moderate over the long term if and as our revenues increase.

Contractually Scheduled and Negotiated Changes to Terms and Conditions

Our Seven Seas Water business is conducted in accordance with the terms of long‑term water supply contracts that, among other things, may provide for minimum customer purchases, guaranteed supply volumes and specified levels of pricing based on the volume of water purchased during the billing period. These contractual features are key determinants of plant revenue and plant profitability. Certain of our contracts provide for contractually scheduled price changes. In addition, most of our contracts include provisions to increase prices in accordance with a specified inflation index such as the consumer price index. From time to time, we also negotiate pricing changes with our customers as part of an arrangement to extend or renew a contract, expand plant capacity or increase minimum volumes pursuant to a take‑or‑pay agreement or a combination thereof.

Revenues and operating income can be expected to decrease, potentially by a significant amount, upon a decrease in contracted services or contract renegotiation, termination or expiration. We seek to mitigate the risk of such events by establishing a track record for reliability and leveraging the cost advantages of being the incumbent provider.

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

•

economic cycles may affect the industrial customers we serve, especially those in the energy and mining sectors where volatility in commodity prices or consolidation of capacity could adversely affect customer demand;

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

Quench

Attracting New Customers

Our performance will be affected by our ability to continue to attract new customers. We believe that the U.S. commercial water cooler market is underpenetrated by POU water filtration, which represented only 11.1% by revenue of a $4.2 billion per year market in 2015. We intend to continue to invest in selling and marketing efforts to attract new customers for our filtered water systems, both within our existing geographic territories and in targeted additional territories. Our ability to attract new customers may vary from period to period for several reasons, including the effectiveness of our selling and marketing efforts, our ability to hire and retain salespeople, competitive dynamics, variability in our sales cycle (particularly related to opportunities to serve larger enterprises), the timing of the roll‑out of large‑enterprise orders and general economic conditions.

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

Typically, we rent our systems to customers on multi‑year, automatically‑renewing contracts, and we anticipate extending our relationships with existing customers beyond the initial contract term. Some customers terminate their agreements during the agreement term, typically due to financial constraints, and others cancel at the end of the term. Our annual unit attrition rate at December 31, 2016 was approximately 8%, implying an average rental period of more than 11 years. Our ability to retain our existing customer relationships will affect our performance and is affected by a number of factors, including the effectiveness of our retention efforts, the quality of our products and service, our pricing, competitive dynamics in the industry, product availability, and the health of the economy.

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

Quench incurs selling, general and administrative costs to support a national sales force, a widely dispersed installed base of customers, and a high volume of recurring business transactions. A portion of such costs is composed of new customer acquisition costs, such as lead generation expenses and sales commissions, which are expensed upfront and recovered over the periods following the execution of a customer contract and any subsequent renewal. A portion of new customer acquisitions costs, including internal salaries and benefits, directly related to the negotiation and execution of leases, considered lease origination costs, are capitalized as deferred lease costs. Deferred lease costs are amortized on a straight‑line basis over the average lease term. Selling, general and administrative costs also include certain costs to complete business acquisitions, which precede the realization of revenues generated by the acquired new business, and discretionary investments in infrastructure to support our plans for Quench’s future long‑term growth. The timing of these expenditures and their impact relative to the revenues generated can affect our performance and comparability of results.

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

Adoption of New Accounting Pronouncements

Under the Jumpstart Our Business Startups Act, or JOBS Act, we meet the definition of an “emerging growth company.” We have irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

New Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board, or FASB, issued authoritative guidance that updates and clarifies the definition of a business with the objective of adding guidance to assist in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance will be effective for annual reporting periods beginning on or after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted. We have not yet decided whether to early adopt during 2017 but will comply upon adoption.

In November 2016, the FASB issued authoritative guidance that requires inclusion of cash and cash equivalents that have restrictions on withdrawal or use in total cash and cash equivalents on the statement of cash flows. This guidance will be effective for annual reporting periods beginning on or after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted. We are currently evaluating the potential impact of the disclosure requirements on the consolidated financial statements and expect to adopt during 2017. This adoption will not have any impact on our financial position or statement of operations.

In October 2016, the FASB issued authoritative guidance that requires the recognition of income tax consequences of intercompany asset transfers other than inventory at the transaction date. This guidance will be effective for annual reporting periods beginning on or after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted. We are currently evaluating the potential impact of the accounting and disclosure requirements on the consolidated financial statements. We expect to finalize our assessment during 2017.

In August 2016, the FASB issued authoritative guidance that addresses various classification issues related to the statement of cash flows. This guidance will be effective for annual reporting periods beginning on or after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted. We are currently evaluating the potential impact of the disclosure requirements on the consolidated financial statements and expect to adopt during 2017.

In March 2016, the FASB issued authoritative guidance that simplifies the accounting related to share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance is effective for annual reporting periods beginning on or after December 15, 2016, including interim periods within those annual periods, and early adoption is permitted. We have adopted this guidance on January 1, 2017. The adoption did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued authoritative guidance regarding revenue from contracts with customers that specifies that revenue should be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration which the company expects to be entitled in exchange for those goods or services. This guidance will be effective for annual reporting periods beginning on or after December 15, 2017 and interim periods within those annual periods and will require enhanced disclosures. While we are currently developing our approach for our assessment to determine the potential impact of the accounting and disclosure requirements on the consolidated financial statements, we expect to finalize our assessment and provide a qualitative and quantitative impact during 2017. We expect to adopt the guidance on a retrospective basis on January 1, 2018.

In February 2016, the FASB issued authoritative guidance regarding leases that requires lessees to recognize a lease liability and right‑of‑use asset for operating leases, with the exception of short‑term leases. Additionally, lessor accounting was modified to align, where necessary, with lessee accounting modifications and the authoritative guidance regarding revenue from contracts with customers. This guidance will be effective for annual reporting periods beginning on or after December 15, 2018, including interim periods within those annual periods, and early adoption is permitted. While we are currently developing our approach for our assessment to determine the potential impact of the accounting and disclosure requirements on the consolidated financial statements, we expect to finalize our assessment and provide a qualitative and quantitative impact during 2017. We expect to early adopt the guidance on a retrospective basis effective January 1, 2018 in conjunction with the guidance regarding revenue from contracts with customers.

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

Our significant accounting policies are discussed in Note 2—“Summary of Significant Accounting Policies” to the Consolidated Financial Statements, included elsewhere in this Annual Report on Form 10-K. Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.

Recoverable Amount of Goodwill and Intangible Assets

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a business combination. Goodwill associated with our business combinations has been and is expected to continue increasing in the future as further acquisitions are completed. Goodwill is reviewed for impairment at least annually and more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists. We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform the quantitative analysis of the goodwill impairment test. Otherwise, the quantitative test is optional. Under the quantitative analysis, the recoverability of goodwill is measured at each the Seven Seas Water and Quench reporting unit levels, which we have determined to be consistent with our operating segments, by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit. We determine the fair market value of our reporting units based on a weighting of the present value of projected future cash flows, which we refer to as the Income Approach, and a comparative market approach under both the guideline company method and guideline transaction method, which we refer to as the Market Approach. Fair market value using the Income Approach is based on our estimated future cash flows on a discounted basis. The Market Approach compares each of our reporting units to other comparable companies based on valuation multiples derived from operational and transactional data to arrive at a fair value. Factors requiring significant judgment include, among others, the determination of comparable companies, assumptions related to forecasted operating results, discount rates, long‑term growth rates, and market multiples. Changes in economic or operating conditions, or changes in our business strategies, that occur after the annual impairment analysis and which impact these assumptions, may result in a future goodwill impairment charge, which could be material to our consolidated financial statements.

For the 2015 goodwill impairment assessment, we performed a quantitative step one analysis for the Quench reporting unit. Due to the adverse impacts of unplanned investments and integration expenses and the decision to deemphasize significant acquisitions due to the anticipated IPO, the step one analysis indicated impairment as the carrying value of equity exceeded the fair value of the reporting unit. As a result of the potential impairment indication for the Quench reporting unit, a step two analysis was performed, resulting in a pre-tax impairment charge of $27.4 million during the fourth quarter of 2015. For the Seven Seas Water reporting unit, we assessed the qualitative factors and determined it was more likely than not that the fair value exceeded the carrying value of the reporting unit and, thus, no further testing was required.

For the 2016 goodwill impairment assessment, we first performed a qualitative assessment of each reporting unit. Based upon the qualitative assessments, it was determined that there was not substantial evidence that it was more likely than not that the fair value for both the Seven Seas Water and Quench reporting units were more than the carrying values. As a result, the Company performed the first step of the goodwill impairment assessment. Upon the completion of the first step, the Company determined that the fair values exceeded carrying values for both for the Seven Seas Water and Quench reporting units; therefore, the second step of the test to determine the implied fair value of goodwill for both the Seven Seas Water and Quench reporting units was not required and no goodwill impairment was recorded. The Company calculated that the fair values exceeded the carrying values of the Seven Seas Water and Quench reporting units by 130% and 10%, respectively. For the Quench reporting unit, a deterioration in the forecast or assumptions discussed above could result in a material impairment charge in future periods.

Other intangible assets consist of certain trade names, customer relationships and non‑compete agreements. Intangible assets which have a finite life are amortized over their estimated useful lives on a straight‑line basis. Customer relationships which have a finite life are amortized on an accelerated basis based on the projected economic value of the asset over its useful life. Intangible assets with a finite life are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite‑lived intangible assets, which consist of certain trade names, are not amortized but are tested for impairment at least annually or more frequently if events or circumstances indicate the asset may be impaired. No impairment was recorded during the years ended December 31, 2016 and 2015.

Business Combinations

In accordance with accounting for business combinations, we allocate the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill.

Our purchase price allocation methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities. Management estimates the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows and market multiple analyses. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates.

The valuation of net assets acquired in a business combination determines the allocation of purchase price to specific assets and the subsequent recognition of expense. A change in our estimate of the value assigned to intangibles or contract intangibles classified as long-term contract costs acquired through these business combinations or a change in our estimate of useful life for the intangibles or contract intangibles classified as long-term contract costs could impact the amount of amortization expense recorded in any period. A 10% change in the amortization expense recorded for the year ended December 31, 2016 would have impacted our pre‑tax net loss by approximately $1.0 million.

Share‑Based Compensation

We account for share‑based compensation by measuring the cost of employee services received in exchange for an award of equity instruments based on the grant‑date fair value. The cost is recognized over the requisite service period, net of estimated forfeitures. If the actual number of forfeitures differs from those estimated, additional adjustments to compensation expense may be required in future periods.

We have several equity award plans, including plans which were established prior to the Corporate Reorganization and IPO and one which became effective upon the effectiveness of the IPO. See Note 13—“Shareholders’/Members’ Equity” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a complete discussion on all our equity award plans and the effects of the Corporate Reorganization and IPO on these plans.

We expense the fair value of share‑based compensation awards net of estimated forfeitures, adjusted to reflect actual forfeitures, over the requisite service period, which is typically the vesting period. We estimate the grant date fair value of options and other equity awards with hurdle rates using the Black‑Scholes option‑pricing model that requires management to apply judgment and make estimates, including:

•

expected volatility, which is calculated based on reported volatility data for a representative group of publicly traded companies for which historical information is available. Because we only recently completed our IPO, we have continued to use an average of expected volatility based on the volatilities of a representative group of publicly traded companies for a period approximating the expected term of the grant;

•	the risk‑free interest rate, which is based on the U.S. Treasury yield curve in effect on the date of grant commensurate with the expected term assumption;
•	expected term, which we calculate using the simplified method, as we have insufficient historical information regarding our equity awards to provide a basis for an estimate;
•

fair value of the underlying securities, which is determined using the option‑pricing model or by reasonably contemporaneous arm’s length transactions prior to our IPO and closing prices as reported by the New York Stock Exchange on or after the IPO; and

•	dividend yield, which is zero based on the fact that we never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future.

Prior to our IPO, there were significant judgments and estimates inherent in the determination of the fair value of our shares. These judgments and estimates included assumptions regarding our future operating performance, the time to completing an initial public offering, or other liquidity event, the related company valuations associated with such events, and the determinations of the appropriate valuation methods. If we had made different assumptions, our share‑based compensation expense and net loss could have been significantly different. A 10% change in share‑based compensation expense recorded for the year ended December 31, 2016 would have impacted our pre‑tax net loss by approximately $0.4 million.

Income Taxes

We account for income taxes using the asset and liability approach to the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We are required to exercise judgment with respect to the realization of our net deferred tax assets. Management evaluates all positive and negative evidence and exercises judgment regarding past and future events to determine if it is more likely than not that all or some portion of the deferred tax assets may not be realized. If appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized. We evaluate tax positions that have been taken or are expected to be taken in our tax returns, and we record a liability for uncertain tax positions. We use a two‑step approach to recognize and measure uncertain tax positions. First, tax positions are recognized if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon examination, including resolution of related appeals or litigation processes, if any. Second, tax positions are measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement. We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes in the accompanying consolidated financial statements.

AquaVenture Holdings Limited, is incorporated in the British Virgin Islands, which does not impose income taxes. Certain of our subsidiaries file separate tax returns and are subject to federal income taxes at the corporate level in the United States or in foreign jurisdictions. Certain other subsidiaries operate in jurisdictions that do not impose taxes based on income.

Prior to the Corporate Reorganization, AquaVenture Holdings LLC was our parent company and was not subject to U.S. federal or state income taxes and items of taxable income and expense are allocated to its members in accordance with the provisions of the LLC agreement. Under the terms of our limited liability company agreement, we were required to distribute to each member a cash distribution equal to the federal taxable income allocated to such member times the highest statutory combined federal and state income tax rate for the jurisdiction in which any member is domiciled.

We do not believe that there is a reasonable likelihood that there will be a material change in our liability for uncertain income tax positions or our effective income tax rate. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses that could be material. We recorded a valuation allowance of $19.3 million as of December 31, 2016 related primarily to net operating losses.

A 0.50% change in our effective income tax rate would have impacted our net loss for the year ended December 31, 2016 by approximately $0.1 million.

Results of Operations

The following tables set forth our operating results for the periods presented in dollars and as a percentage of our total revenue. These amounts include the operations of the Seven Seas Water segment for all periods presented. The consolidated and Quench segment results include the operations of Quench only for the periods following its acquisition on June 6, 2014 and the operations of Atlas only for the period following its acquisition on June 16, 2014. In addition, the consolidated and Seven Seas Water segment results include the BVI operations for the periods following its acquisition on June 11, 2015 and the results from the Peru Acquisition for the periods following its completion on October 31, 2016. Further, Seven Seas Water amounts include the operating expenses of its parent, AquaVenture Holdings Limited.

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Revenues:
Bulk water	$55,861	$47,444	$38,989
Rental	48,699	44,654	23,995
Other	9,540	8,237	4,143
Total revenues	114,100	100,335	67,127
Cost of revenues:
Bulk water	31,557	29,090	21,037
Rental	21,437	20,210	10,984
Other	5,142	4,190	2,091
Total cost of revenues	58,136	53,490	34,112
Gross profit	55,964	46,845	33,015
Selling, general and administrative expenses	68,159	49,437	31,653
Goodwill impairment	—	27,353	—
(Loss) income from operations	(12,195)	(29,945)	1,362
Other expense:
Interest expense, net	(10,550)	(8,507)	(5,148)
Other income (expense)	2,728	(364)	(325)
Loss before income tax expense	(20,017)	(38,816)	(4,111)
Income tax expense (benefit)	455	2,973	(1,984)
Net loss	$(20,472)	$(41,789)	$(2,127)

The following table sets forth the components of our consolidated statements of operations for each of the periods presented as a percentage of revenue.

	Year Ended December 31,
	2016	2015	2014
Revenues:
Bulk water	48.9%	47.3%	58.1%
Rental	42.7%	44.5%	35.7%
Other	8.4%	8.2%	6.2%
Total revenues	100.0%	100.0%	100.0%
Cost of revenues:
Bulk water	27.7%	29.0%	31.3%
Rental	18.8%	20.1%	16.4%
Other	4.5%	4.2%	3.1%
Total cost of revenues	51.0%	53.3%	50.8%
Gross profit	49.0%	46.7%	49.2%
Selling, general and administrative expenses	59.7%	49.3%	47.2%
Goodwill impairment	—	27.3%	—
(Loss) income from operations	(10.7)%	(29.8)%	2.0%
Other expense:
Interest expense, net	(9.2)%	(8.5)%	(7.7)%
Other income (expense)	2.4%	(0.4)%	(0.5)%
Loss before income tax expense	(17.5)%	(38.7)%	(6.2)%
Income tax expense (benefit)	0.4%	3.0%	(3.0)%
Net loss	(17.9)%	(41.6)%	(3.2)%

Comparison of Year Ended December 31, 2016 and 2015

Revenues

The following table presents revenue for each of our two operating segments:

	Year Ended
	December 31,		Change
	2016	2015	Dollars	Percent
	(dollars in thousands)
Revenues:
Seven Seas Water	$55,861	$47,444	$8,417	17.7%
Quench	58,239	52,891	5,348	10.1%
Total revenues	$114,100	$100,335	$13,765	13.7%

Our total revenues of $114.1 million for the year ended December 31, 2016 increased $13.8 million, or 13.7%, from $100.3 million for the year ended December 31, 2015.

Seven Seas Water revenues for the year ended December 31, 2016 increased $8.4 million, or 17.7%, compared to the same period of 2015, mainly due to the inclusion of revenues from our acquisition of Seven Seas Water (BVI) Ltd. in June 2015 and the Peru Acquisition in November 2016 which contributed to an increase in the volume of water delivered year over year.  Excluding the aforementioned acquisitions, which contributed $8.3 million of incremental revenues during 2016 compared to the prior year, Seven Seas Water revenues were also impacted by: (i) an increase in revenues of $0.6 million as compared to the prior year at our Trinidad plant due primarily to an increase in the volume of water delivered to our customer resulting from a plant expansion completed in 2016, net of a reduction in the average per unit price charged due to a lower rate being charged for incremental water delivered in excess of certain thresholds; (ii) an increase in revenues of $0.6 million as compared to the prior year at our St. Maarten plants primarily due to an increase in the contractual minimum take-or-pay provision without a commensurate increase in the volume of water demanded by the customer; (iii) a reduction in revenues of $0.8 million as compared to the prior year primarily due to revenues generated in 2015 from project management services in Saudi Arabia and parts and inventory sales to an existing customer that did not recur in 2016; and (iv) a reduction in revenues of $0.5 million at our plants in the USVI due to a decrease in volume of water demanded from our customers.

Quench revenues for the year ended December 31, 2016 increased $5.3 million, or 10.1%, compared to the same period of 2015.  The increase in revenues over the prior year included an increase in rental revenues of $4.0 million, or 9.1%, primarily due to additional units placed under new leases in excess of unit attrition and an increase in other revenues of $1.3 million, or 15.8%, driven by an increase in the sales of equipment, coffee and consumables.

 Cost of revenues, gross profit and gross margin

The following table presents the major components of cost of revenues, gross profit and gross margin for our two operating segments:

	Year Ended
	December 31,		Change
	2016	2015	Dollars	Percent
	(dollars in thousands)
Cost of Revenues:
Seven Seas Water	$31,557	$29,090	$2,467	8.5%
Quench	26,579	24,400	2,179	8.9%
Total cost of revenues	$58,136	$53,490	$4,646	8.7%
Gross Profit:
Seven Seas Water	$24,304	$18,354	$5,950	32.4%
Quench	31,660	28,491	3,169	11.1%
Total gross profit	$55,964	$46,845	$9,119	19.5%
Gross Margin:
Seven Seas Water	43.5%	38.7%
Quench	54.4%	53.9%
Total gross margin	49.0%	46.7%

Seven Seas Water gross margin for the year ended December 31, 2016 improved 480 basis points to 43.5% from 38.7% for the same period of 2015. This increase was primarily due to our acquisition of Seven Seas Water (BVI) Ltd. in June of 2015 and the related increase in full year volume of water delivered to the customer which had on average higher billing rates than existing operations due to contractual tariff adjustments to the per unit rate. In addition, the improvement to gross margin was also due to reduced operating expenses, including repairs and maintenance, primarily at our Trinidad and St. Maarten operations.

Quench gross margin for the year ended December 31, 2016 improved 50 basis points to 54.4% as compared to 53.9% for the same period of 2015, primarily due to the management of expenses, including personnel and freight costs. These improvements were partially offset by an increase in depreciation expense related to the increase in new company-owned units placed on lease and a decrease in the gross margin earned on equipment sales in return for a higher volume of sales to certain existing customers.

Selling, general and administrative expenses

The following table presents the components of selling, general and administrative, or SG&A, expenses for our two operating segments:

	Year Ended
	December 31,		Change
	2016	2015	Dollars	Percent
	(dollars in thousands)
Selling, General and Administrative Expenses:
Seven Seas Water	$23,825	$17,190	$6,635	38.6%
Quench	44,334	32,247	12,087	37.5%
Total selling, general and administrative expenses	$68,159	$49,437	$18,722	37.9%

Total SG&A expenses for the year ended December 31, 2016 increased $18.7 million, or 37.9%, as compared to the same period of 2015.

Seven Seas Water SG&A expenses for the year ended December 31, 2016 increased $6.6 million, or 38.6%, compared to the same period of 2015. The increase was mainly due to a $3.1 million increase in compensation and benefits expense resulting from increases in headcount and discretionary compensation and a reduction in labor costs allocated to capitalizable projects, a $0.7 million increase in share-based compensation due to the 2016 fourth quarter grant of equity awards, a $0.8 million increase of acquisition-related costs in the current year for the Peru Acquisition compared to the prior year acquisition of Seven Seas Water (BVI) Ltd., and a  $0.4 million increase in professional fees related to costs incurred in connection with our initial public offering that were not able to be offset against proceeds. Seven Seas Water SG&A expenses as a percentage of revenue were 42.7% for the year ended December 31, 2016, compared to 36.2% for the same period of 2015.

Quench SG&A expenses for the year ended December 31, 2016 increased $12.1 million, or 37.5%, compared to the same period of 2015.  The increase was mainly due to (i) IPO triggered compensation and associated payroll taxes of $6.1 million which was recorded during the fourth quarter of 2016; (ii) $3.4 million increase in expenses during 2016 related to the implementation of a new software as a service (“SAAS”) based enterprise resource planning (“ERP”) system, which is expected to be completed during 2017; (iii) a $1.5 million increase in depreciation and amortization expense related to the acceleration of depreciation on an existing ERP system during 2016 and an increase in the amortization of deferred lease costs; and (iv) an increase of $1.0 million in compensation and benefits as a result of additional accounting, customer care and information technology personnel hired to support future growth and to improve focus on customer retention. Quench SG&A expenses as a percentage of revenue were 76.1% for the year ended December 31, 2016 as compared to 61.0% for the same period of 2015.

Other expense

	Year Ended
	December 31,		Change
	2016	2015	Dollars	Percent
	(dollars in thousands)
Interest expense	$(11,224)	$(8,512)	$(2,712)	31.9%
Interest income	674	5	669	13,380.0%
Other income (expense)	2,728	(364)	3,092	849.5%
Total other expense	$(7,822)	$(8,871)	$1,049	(11.8)%

Interest expense for the year ended December 31, 2016 increased $2.7 million compared to the same period of 2015, due to our draw-downs on the Curaçao Credit Facility and on the non-revolving credit facility in Trinidad, each of which occurred in the first half of 2016. These were partially offset by lower interest expense related to amortization of existing Seven Seas Water borrowings that resulted from scheduled bank debt repayments.

Interest income for the year ended December 31, 2016 primarily related to the interest portion of payments we received on the design and construction contract acquired in the Peru Acquisition.

Other income (expense) for the year ended December 31, 2016 increased $3.1 million compared to the same period in 2015 mainly due to a $1.4 million gain, net of deferred taxes, recorded as a result of the Peru Acquisition being considered a bargain purchase and a $1.6 million gain recorded from the early extinguishment of the BVI seller note payable during 2016.

Income tax expense

	Year Ended
	December 31,		Change in
	2016	2015	Dollars
	(dollars in thousands)
Income tax expense	$455	$2,973	$(2,518)
Effective tax rate	(2.3)%	(7.7)%

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

For the year ended December 31, 2016, we incurred a consolidated pre-tax loss of $20.0 million, which was composed of: (i) an aggregate of $21.5 million of pre-tax losses in jurisdictions which either do not impose an income tax or we do not believe it is more likely than not that we will realize the benefit of such losses and (ii) an aggregate of $1.5 million of pre-tax income in taxable jurisdictions. The income tax expense, which related to the aggregate pre-tax income generated in the taxable jurisdictions, of $0.5 million for the year ended December 31, 2016 included current tax expense of $0.2 million and deferred tax expense of $0.3 million. The deferred tax expense was due to disallowed deductions and a reduction in an estimated income tax benefit previously recorded, which were partially offset by a tax benefit related to losses generated by acquisition-related expenses in a foreign jurisdiction.

For the year ended December 31, 2015, we incurred a consolidated pre-tax loss of $38.8 million, which was composed of: (i) an aggregate of $45.8 million of pre-tax losses in jurisdictions which either do not impose an income tax or we do not believe it is more likely than not that we will realize the benefit of such losses and (ii) an aggregate of $7.0 million of pre-tax income in taxable jurisdictions. The income tax expense, which related to the aggregate pre-tax income generated in the taxable jurisdictions, of $3.0 million for the year ended December 31, 2015, included current tax expense of $0.3 million and deferred tax expense of $2.7 million. The deferred tax expense was due to disallowed deductions and a reduction in an estimated income tax benefit previously recorded.

Cash paid for income taxes was $427 thousand and $41 thousand during the years ended December 31, 2016 and 2015, respectively.

Comparison of the Years Ended December 31, 2015 and 2014

The information presented below includes the financial results of the Seven Seas Water segment for all periods presented and for the Quench segment only for the periods following its acquisition on June 6, 2014. Because of the shortened reporting period for Quench operations in 2014, the 2014 operating results may not provide a reasonable basis for comparison to gross margin and operating expenses of future periods. The Quench segment includes the results of Atlas only for the period following its acquisition on June 16, 2014. In addition, the consolidated and Seven Seas Water segment results include the BVI operations for the periods following its acquisition on June 11, 2015.

Revenues

The following table presents revenues for each of our two operating platforms:

	Year Ended
	December 31,		Change
	2015	2014	Dollars	Percent
	(dollars in thousands)
Revenues:
Seven Seas Water	$47,444	$38,989	$8,455	21.7%
Quench	52,891	28,138	24,753	88.0%
Total revenues	$100,335	$67,127	$33,208	49.5%

Total revenues increased $33.2 million from $67.1 million for the year ended December 31, 2014 to $100.3 million for the year ended December 31, 2015. The increase was primarily due to the inclusion of the Quench segment for the periods following its acquisition on June 6, 2014 and the inclusion in 2015 of the BVI operations which were acquired in June 2015.

Seven Seas Water revenues for the year ended December 31, 2015 of $47.4 million increased $8.5 million compared to the year ended December 31, 2014. The increase is attributed mainly to increased revenues from the BVI plant which was acquired on June 11, 2015 and from our Curaçao operation. Together these two operations contributed approximately $8.0 million to the revenue increase and represented 11.4% of an overall 11.9% increase in the total volume of water delivered in 2015 as compared to 2014.

Quench revenues for the year ended December 31, 2015 of $52.9 million increased $24.8 million compared to those for the approximate seven‑month period of 2014 following its acquisition on June 6, 2014.

Cost of revenues, gross profit and gross margin

The following table presents the major components of cost of revenues, gross profit and gross margin for our two operating platforms:

	Year Ended
	December 31,		Change
	2015	2014	Dollars	Percent
	(dollars in thousands)
Cost of Revenues:
Seven Seas Water	$29,090	$21,037	$8,053	38.3%
Quench	24,400	13,075	11,325	86.6%
Total cost of revenues	$53,490	$34,112	$19,378	56.8%
Gross Profit:
Seven Seas Water	$18,354	$17,952	$402	2.2%
Quench	28,491	15,063	13,428	89.1%
Total gross profit	$46,845	$33,015	$13,830	41.9%
Gross Margin:
Seven Seas Water	38.7%	46.0%
Quench	53.9%	53.5%
Total gross margin	46.7%	49.2%

Total cost of revenues for the year ended December 31, 2015 of $53.5 million increased $19.4 million compared to the same period of 2014 primarily due to $11.3 million of additional Quench cost of revenues in 2015. Quench cost of revenues for 2014 include only those amounts for the period following its acquisition on June 6, 2014.

Seven Seas Water cost of revenues for year ended December 31, 2015 of $29.1 million increased $8.1 million, or 38.3%, compared to 2014 due primarily to the addition of our new plant in the BVI which we acquired in June 2015 and the expansion of plant facilities in Curaçao and St. Maarten. Higher staffing at our Trinidad plant to support high utilization levels and the costs to repair the feed water intake system in St. Maarten also contributed to higher cost of revenues in 2015.

Gross profit for Seven Seas Water improved 2.2% for the year ended December 31, 2015 compared to 2014; however, its gross profit as a percentage of revenues (or gross margin) declined 730 basis points from 46.0% in 2014 to 38.7% in 2015 principally due to the comparatively lower gross margin from our new plant in the BVI, and lower gross margin in St. Maarten. Excluding the BVI operations, Seven Seas Water gross margin was 40.6%. In the later part of 2013 and into the first quarter 2014, under the terms of a contract extension with our customer, we made significant long‑term contract expenditures in St. Maarten to increase capacity to support future growth. We also incurred costs to repair the feedwater intake system of our major plant in that location. These expenditures resulted in an increase to amortization of long‑term contract costs and repairs and maintenance expenses. The investment in personnel to support high utilization levels in Trinidad also contributed to the lower Seven Seas Water gross margin in 2015 as compared to 2014. We expect that the higher personnel costs, depreciation and amortization will similarly impact gross margin in 2016.

Quench gross margin for the year ended December 31, 2015 of 53.9% was substantially unchanged from that for the seven‑month period of operations in 2014.

Selling, general and administrative expenses

The following table presents the components of selling, general and administrative expenses for our two operating platforms:

	Year Ended
	December 31,		Change
	2015	2014	Dollar	Percent
	(dollars in thousands)
Selling, General and Administrative Expenses:
Seven Seas Water	$17,190	$14,119	$3,071	21.8%
Quench	32,247	17,534	14,713	83.9%
Total selling, general and administrative expenses	$49,437	$31,653	$17,784	56.2%
Selling, General and Administrative Expenses as a percentage of revenue:
Seven Seas Water	36.2%	36.2%
Quench	61.0%	62.3%
Total	49.3%	47.2%

Total selling, general and administrative expenses for the year ended December 31, 2015 of $49.4 million increased $17.8 million compared to such expenses for 2014. The increase was primarily attributable to the inclusion of expenses of the Quench segment for the entire year of 2015 whereas 2014 included such expenses only for the period following its acquisition on June 6, 2014. Quench incurs higher selling, general and administrative expenses in proportion to its revenues as compared to Seven Seas Water primarily due to its cost to support a higher number of customers and a more dispersed customer base and market.

Seven Seas Water’s selling, general and administrative expenses for the year ended December 31, 2015 of $17.2 million were $3.1 million higher as compared to the same period of 2014 primarily due to: (i) a $1.9 million increase in legal, audit and other professional fees related to acquisitions and other corporate activities; (ii) a $0.6 million increase of share‑based compensation expense associated with equity awards granted during 2014 and the first half of 2015, and (iii) a $0.5 million increase in compensation and benefits primarily due to additional headcount and the impact of annual merit increases on wage rates.

Quench selling, general and administrative expenses as a percentage of revenues for the year ended December 31, 2015 declined 130 basis points compared to the seven‑month period of 2014. We anticipate that this percentage will increase in 2016 due to significant unplanned increases in headcount during the second half of 2015 for customer service, sales, accounting and information technology personnel to improve the retention of existing customers and support future growth.

Goodwill Impairment

During the second half of 2015, Quench made significant unplanned increases to its investment in staff and infrastructure with the goal of improving its long‑term retention of existing customers and to support future organic and inorganic growth. In addition, Quench incurred unplanned expenses related to the integration of prior year acquisitions. While we have begun to see some initial benefit from the incremental investments and the integration of prior year acquisitions, the timing and ultimate impact of these are difficult to predict. The unplanned investments in staff and infrastructure are expected to increase our cost of revenues and operating costs by approximately $4.0 million annually in future operating periods from those previously expected. Further, we de‑emphasized significant acquisitions during 2015 because of the potential need for historical audited financial statements for the IPO and the potential delays in the IPO process to prepare such financial statements. As a result, no material acquisitions were made by the Quench business during 2015 and the anticipated synergies relating to the leveraging of existing and augmented infrastructure were not realized. Neither the decision to increase the investments or deemphasize significant acquisitions were known at the time of AquaVenture Holdings LLC acquired all of the assets of Quench USA Holdings LLC under a Contribution Agreement dated as of June 6, 2014 (“Contribution Agreement”) or during the 2014 annual goodwill impairment analysis.

As a result of the adverse impacts from the significant increase in unplanned investments and integration expenses and the decision to deemphasize significant acquisitions, the step one impairment analysis for the Quench reporting unit indicated potential impairment as the carrying value exceeded its fair value. As a result of the potential impairment indication for the Quench reporting unit, a step two analysis was performed, resulting in an impairment charge of $27.4 million with a related tax benefit of $716 thousand during the fourth quarter of 2015. No goodwill impairment was recorded during the year ended December 31, 2014.

Other expense

	Year Ended
	December 31,		Change
	2015	2014	Dollars	Percent
	(dollars in thousands)
Interest expense, net	$(8,507)	$(5,148)	$(3,359)	65.2%
Other expense	(364)	(325)	(39)	12.0%
Total other expense	$(8,871)	$(5,473)	$(3,398)	62.1%

Interest expense, net for the year ended December 31, 2015 of $8.5 million was $3.4 million higher compared to 2014 mainly due to increased average borrowings, including debt assumed in connection with the acquisitions of Quench and the BVI operation, as well as additional borrowings under a new corporate loan facility established in June 2015.

Income tax expense (benefit)

.	Year Ended
	December 31,		Change in
	2015	2014	Dollars
	(dollars in thousands)
Income tax expense (benefit)	$2,973	$(1,984)	$4,957
Effective tax rate	(7.7)%	48.3%

In 2015, we recognized income tax expense of $3.0 million as compared to an income tax benefit of $2.0 million in 2014. The 2014 benefit was attributable to the recognition of a tax benefit from a local economic development program in the USVI and the release of a valuation allowance on historical net operating losses in a foreign tax jurisdiction. The 2015 expense was mainly attributable to deferred tax expense recorded in foreign jurisdictions for which the tax benefits of prior net operating losses have been fully recognized and was partially offset by the income tax benefit associated with the goodwill impairment. The 2015 provision included $0.3 million for amounts estimated to be currently payable in two foreign jurisdictions.

Key Metrics

We regularly use Adjusted EBITDA as a supplemental measure to GAAP measures regarding our operating performance. A detailed explanation and reconciliation of Adjusted EBITDA to its most comparable GAAP financial measure is described below.

We include Adjusted EBITDA as well as other important financial information because we believe it provides a more accurate comparison of our financial results between periods and more accurately reflects how management reviews its financial results. We use Adjusted EBITDA as a key metric to measure our performance, evaluate growth trends and determine business strategy.

Adjusted EBITDA

Adjusted EBITDA, a non‑GAAP financial measure, is defined as earnings (loss) before net interest expense, income taxes, depreciation and amortization as well as adjusting for the following items: share‑based compensation expense, gain or loss on disposal of assets, acquisition‑related expenses, goodwill impairment charges, changes in deferred revenue related to our bulk water business, enterprise resource planning (“ERP”) system implementation charges for a software‑as‑a‑service (“SAAS”) solution, initial public offering costs, gains (losses) on extinguishment of debt, IPO triggered compensation, gains on bargain purchases and certain adjustments recorded in connection with purchase accounting for acquisitions. Adjusted EBITDA should not be considered a measure of financial performance under GAAP. Management believes that the use of Adjusted EBITDA, which is used by management as a key metric to assess performance, provides consistency and comparability with our past financial performance, and facilitates period‑to‑period comparisons of operations. Management believes that it is useful to exclude certain charges, such as depreciation and amortization, and non‑core operational charges, from Adjusted EBITDA because (1) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and (2) such expenses can vary significantly between periods as a result of the timing of acquisitions or restructurings. Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•	Adjusted EBITDA does not reflect net interest expense, which represents a reduction in cash available to us;
•	Adjusted EBITDA does not reflect income tax expenses that may represent a reduction in cash available to us;
•	Adjusted EBITDA does not reflect acquisition‑related expenses, which represents a reduction in cash available to us;
•	Adjusted EBITDA does not reflect the implementation expenses incurred for a SAAS‑based ERP system, which represents a reduction in cash available to us;
•	Adjusted EBITDA includes an adjustment for non‑cash impairment charge, which will not impact working capital;
•	Adjusted EBITDA includes an adjustment for changes in deferred revenue related to our bulk water business to reflect cash received from operations;
•	Adjusted EBITDA does not reflect initial public offering costs, which represents a reduction in cash available to us;
•	Adjusted EBITDA does not reflect gains (losses) on the extinguishment of debt that may represent a reduction or addition in cash available to us;
•	Adjusted EBITDA does not reflect IPO triggered compensation, which represents a reduction in cash available to us;
•	Adjusted EBITDA includes an adjustment for non‑cash bargain purchase gain, which will not impact working capital;
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

Reconciliation of Non‑GAAP Financial Data

A reconciliation of our GAAP net loss to Adjusted EBITDA for the periods presented is shown below:

	Year Ended December 31, 2016
	Seven Seas
	Water	Quench	Total
	(in thousands)
Net loss	$(3,653)	$(16,819)	$(20,472)
Depreciation and amortization	16,543	13,573	30,116
Interest expense, net	6,405	4,145	10,550
Income tax expense (benefit)	455	—	455
Share-based compensation expense	2,584	1,431	4,015
Loss on disposal of assets	7	1,239	1,246
Acquisition-related expenses	2,117	—	2,117
Initial public offering costs	367	—	367
Gain on bargain purchase, net of deferred taxes	(1,429)	—	(1,429)
Changes in deferred revenue related to our bulk water business	1,140	—	1,140
ERP implementation charges for a SAAS solution	—	3,381	3,381
IPO triggered compensation	—	6,087	6,087
Gain on debt extinguishment	(1,610)	—	(1,610)
Adjusted EBITDA	$22,926	$13,037	$35,963

Adjusted EBITDA Margin	41.0%	22.4%	31.5%

	Year Ended December 31, 2015
	Seven Seas
	Water	Quench	Total
	(in thousands)
Net loss	$(6,558)	$(35,231)	$(41,789)
Depreciation and amortization	13,499	10,643	24,142
Interest expense, net	4,385	4,122	8,507
Income tax expense (benefit)	2,973	—	2,973
Share-based compensation expense	1,933	1,378	3,311
Loss on disposal of assets	12	810	822
Acquisition-related expenses	1,328	7	1,335
Goodwill impairment	—	27,353	27,353
Changes in deferred revenue related to our bulk water business	630	—	630
Adjusted EBITDA	$18,202	$9,082	$27,284

Adjusted EBITDA Margin	38.4%	17.2%	27.2%

	Year Ended December 31, 2014
	Seven Seas
	Water	Quench	Total
	(in thousands)
Net loss	$2,670	$(4,797)	$(2,127)
Depreciation and amortization	9,624	5,207	14,831
Interest expense, net	2,822	2,326	5,148
Income tax expense (benefit)	(1,984)	—	(1,984)
Share-based compensation expense	1,293	464	1,757
Loss on disposal of assets	34	570	604
Acquisition-related expenses	265	—	265
Purchase accounting adjustments	—	335	335
Adjusted EBITDA	$14,724	$4,105	$18,829

Adjusted EBITDA Margin	37.8%	14.6%	28.0%

Other Financial Information

In our Peru Acquisition, we acquired the rights to a design and construction contract that includes monthly installment payments for the construction of the related desalination plant and related infrastructure, which continue until 2024. These payments are guaranteed by a major shareholder of our customer and accounted for as a note receivable as a result of the structure of the contractual arrangement, which differs from existing contracts in our Seven Seas Water business. Cash collected on the design and construction contract, which include principal and interest, are shown below:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Cash collected on design and construction contract	$1,351	$—	$—

Liquidity and Capital Resources

Overview

As of December 31, 2016 and 2015, our principal sources of liquidity on a consolidated basis were cash and cash equivalents of $95.3 million and $17.8 million, respectively (excluding restricted cash), which were held for working capital, investment and general corporate purposes. In addition, as of December 31, 2016 and 2015, we had an aggregate of $6.1 million and $7.2 million, respectively, of restricted cash related to debt service reserve funds for certain of our borrowings and performance security funds for a vendor agreement. See Note 2—“Summary of Significant Accounting Policies—Restricted Cash” to the Consolidated Financial Statements, included elsewhere in this Annual Report on Form 10-K.

As more fully described below, during the year ended December 31, 2016, we:

•

completed our IPO of 7,475,000 ordinary shares at a public offering price of $18.00 per share and generated net proceeds of $118.8 million, after deducting underwriting discounts and commissions and offering expenses;

•

acquired all of the outstanding shares of ADB and all of the rights and obligations under a design and construction contract for a desalination plant and related infrastructure located in Peru for an aggregate purchase price of $46.5 million in cash;

•

borrowed the remaining $15.0 million available on a $35.0 million debt facility and amended an existing credit agreement to establish an $8.0 million non-revolving facility which was fully drawn at December 31, 2016; and

•	paid to certain of our employees, in accordance with the Quench Management Incentive Plan, an aggregate of $6.1 million of cash, which was triggered as a result of the completion of our IPO.

Our cash and cash equivalents are held by our holding company and our subsidiaries primarily in demand deposits with domestic and international banks, money market accounts, and U.S. Treasury bills. We utilize a combination of equity financing and corporate and project debt financing through international commercial banks and other financial institutions to fund our cash needs and the growth of our business. Our debt financing arrangements contain financial covenants and provisions which govern distributions by the borrowers and may limit our ability to transfer cash among us and our subsidiaries. See Note 11—“Long-Term Debt—Restricted Net Assets” to the Consolidated Financial Statements, included elsewhere in this Annual Report on Form 10-K, for a summary of limitations applicable to us and our subsidiaries as of December 31, 2016. Based on our current level of operations, we believe our cash flow from operations and available cash will be adequate to meet the future liquidity needs of our current operations for at least the next twelve months.

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

We may in the future be required to seek additional equity or debt financing to meet these future capital and liquidity requirements. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired or needed, our business, operating results, cash flow and financial condition would be adversely affected. We currently intend to use our available funds and any future cash flow from operations for the conduct and expansion of our business, debt service requirements and general corporate purposes.

Subsidiary Distribution Policy

A significant portion of our cash flow is provided by operations and borrowings by our principal operating subsidiaries and their intermediate holding companies.

With respect to our Seven Seas Water segment, our distribution policy is to maximize cash distributions through the repayment of intercompany loans and payables from our international operating subsidiaries, unless redeployed for further growth opportunities in the same jurisdiction, to our non‑U.S. intermediate holding companies for redeployment in the manner intended to optimize our return on invested capital. However, certain of our subsidiaries have loan agreements that restrict distributions to related parties in the event certain financial or nonfinancial covenants are not met, which could reduce our ability to redeploy cash. Distributions are typically in the form of dividends, principal and interest payments on intercompany loans, and repayment of intercompany advances or other intercompany arrangements, including billings from our Tampa operations center. When considering the amount and timing of such distributions, our Seven Seas Water operating subsidiaries must maintain sufficient funds for future capital investment, debt service and general working capital purposes.

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

Cash Flows

The following table summarizes our cash flows for the periods:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Cash provided by operating activities	$13,557	$9,606	$16,350
Cash used in investing activities	(65,093)	(66,648)	(33,115)
Cash provided by financing activities	129,068	37,345	39,987
Net change in cash and cash equivalents	$77,532	$(19,697)	$23,222

Operating Activities

The significant variations of cash provided by operating activities and net losses are principally related to adjustments to eliminate non‑cash and non‑operating charges including, but not limited to, amortization, depreciation, share‑based compensation, changes in the deferred income tax provision, charges related to the disposal of assets and impairment charges. The largest source of operating cash flow is the collection of trade receivables and our largest use of cash flows is the payment of costs associated with revenue, selling and marketing activities and general and administration activities.

Cash provided by operations during the years ended December 31, 2016 and 2015 was $13.6 million and $9.6 million, respectively. The $4.0 million increase was primarily attributable to additional operating cash flow generated by our plant in the BVI, which was acquired in June 2015, and a reduction in cash flows from the deferral of offering costs which were recorded in prepaid and other current assets during 2015. Offering costs paid in 2016 were recorded as an offset to the issuance proceeds in connection with the IPO which occurred in October 2016. These increases were partially offset by the payment of IPO triggered compensation and associated payroll taxes of $6.1 million and $3.4 million of expenditures related to the implementation of a new SAAS-based ERP system.

Cash provided by operations during the years ended December 31, 2015 and 2014 was $9.6 million and $16.4 million, respectively. The $6.8 million decrease in cash provided by operating activities in 2015 as compared to 2014 was attributed to certain Seven Seas Water past due trade receivables outstanding at December 31, 2015 that were collected in January 2016 and the payment of offering costs of $3.9 million related to our IPO.

Investing Activities

Cash used in investing activities during the years ended December 31, 2016 and 2015 was $65.1 million and $66.6 million, respectively. The $1.5 million decrease was primarily attributable to a decrease in capital expenditures for the year ended December 31, 2016 as compared to the same period of 2015. For the years ended December 31, 2016 and 2015 there were $8.7 million and $11.6 million, respectively, of capital expenditures and long‑term contract expenditures by Seven Seas Water for plant expansions and capacity upgrades and $11.3 million and $11.4 million, respectively, of capital expenditures for Quench to support existing operations. During the year ended December 31, 2016, there was $45.8 million in net cash paid for the Peru Acquisition, which occurred in October 2016. During the year ended December 31, 2015, we paid $43.1 million in cash (net of transaction costs) for the acquisition of our BVI plant which occurred in June 2015.

Cash used in investing activities during the year ended December 31, 2015 of $66.6 million was primarily due to the cash paid for the acquisition of Biwater Holdings of $43.1 million, which is net of $1.4 million of acquired cash. Additionally, cash used in investing activities during 2015 included $11.6 million of capital expenditures and long‑term contract expenditures by Seven Seas Water for plant expansions and capacity upgrades and $11.4 million of capital expenditures for Quench to support existing operations and for information technology infrastructure investments to support future growth of the business. The net investing cash flows for 2014 were primarily the result of cash paid for Atlas, net cash acquired from Quench in connection with their acquisitions in June 2014 of $13.3 million, and capital expenditures of $20.1 million related to continued investment in Curaçao and St. Maarten, the completion of construction of Seven Seas Water projects in Trinidad and the USVI and to support continued investment by Quench to increase its installed rental unit base.

Capital Expenditures on Fixed Assets and Investments in Long‑Lived Assets

For Seven Seas Water, our primary capital expenditures are composed of construction costs of our water plants, including engineering, procurement and construction and equipment costs, internal direct labor and project development costs, which include engineering and environmental studies, permitting and licensing and certain legal costs. Major repairs and maintenance, which improve the efficiency or extend the life of our operating plants, are also included in capital expenditures. In addition to our contractually committed capital expenditures, we routinely explore project investment opportunities in our current and new geographic locations and business lines if we believe that any of the opportunities has the potential to meet our internal investment criteria. In the course of pursuing these investment opportunities, we may successfully bid on projects or operating plants that will require additional capital expenditures. Long‑lived assets include capital investments in water plants under contractual arrangements with municipal customers in St. Maarten and the BVI which are accounted for as long‑lived assets under U.S. GAAP accounting rules governing service concession arrangements.

For Quench, our primary capital expenditures are the acquisition of rental and related assets associated with unit placements (filtered water coolers, ice machines, sparkling water dispensers and coffee brewers), as well as typical capital expenditures for computers, field tablets and software.

Recent Acquisitions

On September 15, 2016, we entered into a purchase and sale agreement to acquire all of the outstanding shares of ADB and all of the rights and obligations under a design and construction contract for a desalination plant and related infrastructure located in Peru. On October 31, 2016, we completed the Peru Acquisition for an aggregate purchase price of $46.5 million in cash, which was funded using a portion of the proceeds from our IPO.

Financing Activities

Cash provided by financing activities during the years ended December 31, 2016 and 2015 was $129.1 million and $37.3 million, respectively. The $91.8 million increase was primarily attributable to the net proceeds received from the IPO, net of issuance costs paid in 2016, of $123.0 million which occurred in October 2016, compared to the $31.6 million of proceeds, net of issuance costs, received from the issuance of Class B Shares of AquaVenture Holdings LLC during 2015.

Cash provided by financing activities during the year ended December 31, 2015 of $37.3 million was primarily attributable to $31.6 million of cash from the issuance of Class B Shares of AquaVenture Holdings LLC and the borrowing of $20.0 million under a new $35.0 million bank loan facility. During the year ended December 31, 2015, we repaid $12.6 million of long‑term debt, $0.9 million of acquisition contingent consideration and paid $0.8 million in debt financing fees related to the new bank loan facility.

For the year ended December 31, 2014, net cash flow provided by financing activities was $40.0 million. During 2014, net cash provided by financing activities was primarily related to proceeds from the issuance of Class B shares of AquaVenture Holdings LLC of $36.0 million and $10.0 million of new borrowing from a private lender used to finance Quench’s acquisition of Atlas in June 2014. The proceeds were offset by $8.1 million of scheduled repayments of long‑term debt.

As of December 31, 2016 and 2015, long‑term debt included the following (in thousands):

	December 31,
	2016	2015
Trinidad Credit Agreement	$24,071	$20,357
USVI Credit Agreement	12,923	17,423
Quench Loan Agreement	40,000	40,000
BVI Loan Agreement	31,432	36,633
Seller Note Payable—BVI	—	5,625
Curaçao Credit Facility	35,000	20,000
Vehicle financing	1,783	1,637
Total face value of long-term debt	145,209	141,675
Less: unamortized debt discounts and deferred financing fees	(1,493)	(4,315)
Total long-term debt, net of debt discounts and deferred financing fees	143,716	137,360
Less: current portion of long-term debt	(27,963)	(19,347)
Total long-term debt	$115,753	$118,013

Trinidad Credit Agreement

On April 9, 2012, Seven Seas Water (Trinidad) Unlimited, our indirect wholly‑owned subsidiary, entered into a credit agreement, which we refer to as the Trinidad Credit Agreement, as a borrower with a bank to partially finance the construction of a water plant in Trinidad. The Trinidad Credit Agreement was subsequently amended on April 15, 2013 to modify restrictions related to distributions and certain financial covenants; May 21, 2013 to modify project completion and drawdown dates; September 9, 2013 to modify the final drawdown date and completion certificate requirements; May 20, 2014 to modify restrictions related to distributions; on October 20, 2014 to reduce the minimum tangible net worth financial covenant of AquaVenture Holdings LLC from $65.0 million to $50.0 million; on June 4, 2015 to reduce restrictions related to financial and non‑financial covenants; and on April 18, 2016 to establish a new non‑revolving facility for up to $8.0 million and to eliminate the debt service reserve requirement, which released $1.5 million of restricted cash for general use; and on September 21, 2016 to add AquaVenture Holdings Limited as a guarantor.

We began borrowing under the Trinidad Credit Agreement in August 2012 with the final drawdown of borrowed funds occurring in October 2013. During the drawdown period, the agreement provided for variable interest at LIBOR plus 4.0%. When the drawdown period was completed in October 2013, interest on 50% of the loan was fixed at 5.64% with the remaining 50% at a variable rate based on LIBOR plus 4.0%. The weighted‑average interest rate of the original facility was 5.1% as of December 31, 2016. The loan principal is repayable in equal monthly installments over a seven‑year period maturing in September 2020. Principal on the new $8.0 million non‑revolving facility, of which approximately $7.0 million was drawn on May 16, 2016 with the remaining drawn on August 15, 2016, is due in full in April 2019 while interest is payable monthly. During the drawdown period, the agreement provided for variable interest at LIBOR plus 4.65%. Upon final drawdown in August 2016, interest on 50% of the loan was fixed at 5.84% with the remaining 50% at a variable rate based on LIBOR plus 4.65%. The weighted‑average interest rate of the $8.0 million facility was 5.5% as of December 31, 2016. The bank holds a security interest in the shares and all of the assets of Seven Seas Water (Trinidad) Unlimited.

The Trinidad Credit Agreement is guaranteed by AquaVenture Holdings Limited. The Trinidad Credit Agreement limits the amount of additional indebtedness that Seven Seas Water (Trinidad) Unlimited can incur and places annual limits on capital expenditures by Seven Seas Water (Trinidad) Unlimited. Seven Seas Water (Trinidad) Unlimited is only permitted to make distributions to AquaVenture Holdings Limited shareholders and affiliates if specified debt service coverage ratios are met and it is in compliance with all loan covenants. The Trinidad Credit Agreement contains a number of negative covenants restricting, among other things, indebtedness, investments, liens, dispositions of assets, restricted payments (including dividends), acquisitions, accounting changes, transactions with affiliates, contract amendments, sanctionable practices, prepayments of indebtedness, changes in control and capital expenditures. AquaVenture Holdings Limited as guarantor must maintain a tangible net worth of $50.0 million. In addition, both Seven Seas Water (Trinidad) Unlimited and AquaVenture Holdings Limited, as guarantor, are subject to quarterly financial covenant compliance. We were in compliance with all such covenants as of December 31, 2016.

We may prepay the principal amounts of the loans, prior to the maturity date, in whole or in part.

USVI Credit Agreement

On March 27, 2013, Seven Seas Water Corporation (USVI), our indirect wholly‑owned subsidiary, entered into a credit agreement to partially finance the construction of two water plants in the USVI. The USVI Credit Agreement was subsequently amended on: September 9, 2013 to set the final drawdown date and modify the requirements for the project completion certificate; May 20, 2014 to modify restrictions related to distributions; October 20, 2014 to reduce the minimum tangible net worth financial covenant of AquaVenture Holdings Limited from $65.0 million to $50.0 million; and September 21, 2016 to add AquaVenture Holdings Limited as a guarantor.

We began borrowing under the USVI Credit Agreement in April 2013 with the final drawdown of borrowed funds occurring in October 2013. During the drawdown period, the credit agreement provided for variable interest at LIBOR plus 3.3%. When the drawdown period was completed in October 2013, interest on 60% of the loan was fixed at 4.6% with the remaining 40% at a variable rate based on LIBOR plus 3.3%. The weighted‑average interest rate was 4.2% as of December 31, 2016. The loan principal is repayable beginning in January 2014 in 24 monthly installments of $300 thousand followed by 26 monthly installments of $375 thousand with a final balloon payment of $7.7 million due in March 2018. The bank holds a security interest in the shares and all of the assets of Seven Seas Water Corporation (USVI).

The USVI Credit Agreement is guaranteed by AquaVenture Holdings Limited. The USVI Credit Agreement limits the amount of additional indebtedness that Seven Seas Water Corporation (USVI) can incur and places annual limits on capital expenditures by Seven Seas Water Corporation (USVI). Seven Seas Water Corporation (USVI) is only permitted to make distributions to shareholders and affiliates of AquaVenture Holdings LLC if specified debt service coverage ratios are met and it is in compliance with all loan covenants. The USVI Credit Agreement contains a number of negative covenants restricting, among other things, indebtedness, investments, liens, dispositions of assets, restricted payments (including dividends), acquisitions, accounting changes, transactions with affiliates, contract amendments, sanctionable practices, prepayments of indebtedness, changes in control and capital expenditures. AquaVenture Holdings Limited as guarantor must maintain a tangible net worth of $50.0 million and Seven Seas Water Corporation (USVI) must maintain a debt service reserve fund with the bank. In addition, both Seven Seas Water (USVI) Corporation and AquaVenture Holdings Limited, as guarantor, are subject to quarterly financial covenant compliance. We were in compliance with all such covenants as of December 31, 2016.

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

On June 16, 2014, the Quench Loan Agreement was amended in connection with the acquisition of Atlas. This amendment included, among other things, the following: (i) a consent of the acquisition of Atlas; (ii) a requirement for an $11.0 million capital contribution to Quench in connection with the Atlas acquisition; (iii) added and disbursed a Tranche D Term Loan in the amount of $10.0 million with a maturity date of December 23, 2018; and (iv) a grant of seven‑year warrants to the lender to purchase 60,635 of Class B Shares of AquaVenture Holdings LLC at a purchase price of $4.9477 per share.

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

The Tranche A Term Loan of $12.5 million contains an interest rate per annum equal to the base rate in effect for such month, plus 6% per annum, provided that in no event shall the interest rate per annum be less than 9.5% (9.5% as of December 31, 2015). The Tranche B, C and D Loans of $7.5 million, $10.0 million and $10.0 million, respectively, each contain an interest rate per annum equal to the base rate in effect for such month, plus 5.5% per annum, provided that in no event shall the interest rate per annum be less than 9.0% (9.0% as of December 31, 2016). The base rate for each tranche is defined as the greater of the highest Prime Rate in effect during the month or the highest three‑month LIBOR rate in effect during each month, plus 2.5% per annum. Interest only payments are due monthly through the date the first principal payment is due.

Quench may prepay the principal amounts of the loans, prior to the maturity date, in whole or in part, provided that Quench concurrently pays all accrued and unpaid interest on the principal so prepaid. Prepayments of the loans shall be applied pro rata to the principal installments due or outstanding on the loans.

The Quench Loan Agreement is collateralized by substantially all of Quench’s assets. In accordance with the negative covenants as defined within the Quench Loan Agreement, Quench is restricted from making distributions or declaring dividends without prior consent of the lender. In addition to a minimum net recurring revenue covenant, Quench is required to comply with certain other financial and nonfinancial covenants. We were in compliance with all such covenants as of December 31, 2016.

BVI Loan Agreement

In connection with our acquisition of the capital stock of Biwater (BVI) Holdings Limited in June 2015, we inherited the $43.0 million credit facility of its subsidiary, Seven Seas Water (BVI) Ltd. arranged by a bank, which we refer to as the BVI Loan Agreement. The BVI Loan Agreement closed on November 14, 2013 and was arranged to finance the construction of the 2.8 million GPD desalination facility at Paraquita Bay in Tortola, BVI and other contractual obligations. The BVI Loan Agreement is project financing with recourse only to the stock, assets and cash flow of Seven Seas Water (BVI) Ltd. The BVI Loan Agreement is guaranteed by the United Kingdom Export Finance but not by AquaVenture Holdings Limited or any of its other subsidiaries. As of the acquisition date of June 11, 2015, $40.8 million remained outstanding. In addition, approximately $820 thousand remained available for draw through October 2016. The BVI Loan Agreement was amended on May 7, 2014 and June 11, 2015 to reflect extensions in milestone dates and our acquisition of Seven Seas Water (BVI) Ltd.

The BVI Loan Agreement provides for interest on the outstanding borrowings at LIBOR plus 3.5% per annum and interest is paid quarterly. As of December 31, 2016, the weighted‑average interest rate was 4.3%. The loan principal is repayable quarterly beginning in March 31, 2015 in 26 quarterly installments that escalate from 3.2% of the original principal balance to 4.6% of the original principal balance. The BVI Loan Agreement is collateralized by all shares and underlying assets of Seven Seas Water (BVI) Ltd.

The BVI Loan Agreement includes both financial and nonfinancial covenants, limits the amount of additional indebtedness that Seven Seas Water (BVI) Ltd. can incur and places annual limits on capital expenditures for this subsidiary. The BVI Loan Agreement also places restrictions on distributions made by Seven Seas Water (BVI) Ltd. which is only permitted to make distributions to shareholders and affiliates of AquaVenture Holdings Limited if specified debt service coverage and loan life coverage ratios are met and it is in compliance with all loan covenants. The BVI Loan Agreement contains a number of negative covenants restricting, among other things, indebtedness, investments, liens, dispositions of assets, restricted payments (including dividends), mergers and acquisitions, accounting changes, transactions with affiliates, prepayments of indebtedness, capital expenditures, changes in nature of business and joint ventures. In addition, Seven Seas Water (BVI) Ltd is subject to quarterly financial covenant compliance, including minimum debt service and loan life coverage ratios, and must maintain a minimum debt service reserve fund with the bank. Seven Seas Water (BVI) Ltd. was in compliance with all such covenants as of December 31, 2016.

Seven Seas Water (BVI) Ltd. may prepay the principal amounts of the loans, after completing its obligations with respect to the sewage treatment plants and prior to the maturity date, in whole or in part.

Curaçao Credit Facility

On June 18, 2015, Aqua Venture Holdings Curaçao N.V., a Curaçao naamloze vennootschap and our wholly‑owned subsidiary, entered into a $35.0 million credit facility with a bank, which we refer to as the Curaçao Credit Facility. The Curaçao Credit Facility consists of a term loan of $20.0 million and a delayed draw term loan of up to $15.0 million which was available to be drawn through March 18, 2016. On March 9, 2016, we borrowed the remaining $15.0 million of available borrowing under the facility. On September 21, 2016, the Curaçao Credit Facility was amended to add AquaVenture Holdings Limited as a guarantor. The Curaçao Credit Facility is non‑amortizing, matures in June 2019 and bears interest at either: (i) the higher of 1% or the ICE Benchmark Administration LIBOR Rate, plus an applicable margin ranging from 7.5% to 8.5% depending upon the leverage ratio as defined within the Curaçao Credit Facility; or (ii) the greater of the bank’s base rate or a federal funds rate plus 0.5%, plus an applicable margin ranging from 6.5% to 7.5% depending upon the leverage ratio as defined within the Curaçao Credit Facility. As of December 31, 2016, the interest rate was 9.5%.

The Curaçao Credit Facility is guaranteed by AquaVenture Holdings Limited and contains certain financial and nonfinancial covenants. The financial covenants include minimum interest coverage and maximum leverage ratio requirements that became effective on March 31, 2016 and exclude the operations of Quench, AquaVenture Holdings Peru S.A.C. and ADB, which are considered unrestricted subsidiaries for purposes of the Curaçao Credit Facility and any cash not available for general use. In addition, the Curaçao Credit Facility contains a number of negative covenants restricting, among other things, indebtedness, investments, liens, dispositions of assets, restricted payments (including dividends and certain transfers to and investments in Quench), mergers and acquisitions, accounting changes, transactions with affiliates, prepayments of indebtedness, capital expenditures, changes in nature of business and amendments of documents. The interest coverage ratio covenant will not apply if our minimum cash balance, excluding Quench, exceeds $5.0 million. We were in compliance with all such covenants as of December 31, 2016.

There is no prepayment fee on the Curaçao Credit Facility. The Curaçao Credit Facility is collateralized by all shares of AquaVenture Holdings Curaçao N.V. and the shares of certain other subsidiaries of AquaVenture Holdings Limited excluding Quench and those with pre‑existing security interests.

Other Debt

In connection with our acquisition of the capital stock of Biwater (BVI) Holdings Limited in June 2015, we issued a subordinated note to the seller that bore no interest, was payable in 15 equal annual installments of $375 thousand, which began on June 11, 2016, terminated if the water purchase agreement with the government of the BVI is terminated under certain circumstances, and was unsecured and subordinated to all other indebtedness of AquaVenture Holdings Limited (Seller Note Payable—BVI). On December 1, 2016, we purchased the outstanding note payable to the seller for $1.7 million. We inherited all legal and beneficial right, title, interest and benefits in and to that note payable, free and clear of all mortgages, liens, licenses, pledges, charges, security interests, participations, restrictions or encumbrances of any kind. We no longer have any financial obligation to the seller under that note payable. The carrying value of that note payable on December 1, 2016 was $3.3 million. We recorded a gain on the early extinguishment of the note payable of approximately $1.6 million, which was recorded as other income in the consolidated statements of operations.

We finance our vehicles primarily under three‑year terms with interest rates per annum ranging from 1.6% to 4.6%.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations and other commitments as of December 31, 2016:

	Payments Due by Period
	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 Years	Total
Contractual Obligations and Other Commitments:
Long-term debt at face value	$27,963	$90,287	$26,959	$—	$145,209
Interest on long-term debt(1)	9,292	11,125	2,249	—	22,666
Operating leases(2)	1,390	1,743	514	254	3,901
Asset retirement obligations(3)	233	26	663	547	1,469
Purchase commitments	1,127	—	—	—	1,127
	$40,005	$103,181	$30,385	$801	$174,372

(1)

We calculated interest on long‑term debt based on payment terms that existed at December 31, 2016. Weighted‑average interest rates used are as follows: (i) USVI Credit Agreement—4.2%; (ii) Trinidad Credit Agreement—5.2%; (iii) Quench Loan Agreement—9.2%; (iv) BVI Loan Agreement—4.3%; (v) Curaçao Credit Facility—9.5%; and (vi) vehicle financing—3.1%.

(2)	Operating leases include total future minimum rent payments under non‑cancelable operating lease agreements.
(3)

The asset retirement obligations represent contractual requirements to perform certain asset retirement activities and are based on engineering estimates of future costs to dismantle and remove equipment from a customer’s plant site and to restore the site to a specified condition at the conclusion of a contract. We have included the total undiscounted asset retirement obligation, as determined at December 31, 2016, in the table above.

Off‑Balance Sheet Arrangements

At December 31, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off‑balance sheet arrangements or other contractually narrow or limited purposes.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to certain market risks in the ordinary course of our business. These risks primarily include credit risk, interest rate risk and foreign exchange risk.

Credit Risk

We are exposed to credit risk in our Seven Seas Water segment from our principal bulk water sales to customers in Trinidad, the BVI, the USVI, St. Maarten, Peru and Curaçao. While certain of our bulk water customers are quasi-governmental agencies, such customers may not be supported by sovereign guarantees or direct financial undertakings.

Interest Rate Risk

We had cash and cash equivalents totaling $95.3 million as of December 31, 2016. This amount was invested primarily in demand deposits with domestic and international banks, money market accounts, and U.S. Treasury bills. The cash and cash equivalents are held for investment and working capital purposes. Our cash deposits are maintained for capital preservation purposes. We do not enter into investments for trading or speculative purposes. As of December 31, 2016, we have variable rate loans outstanding of $123.6 million that adjust with interest rate movements in LIBOR or the lending bank's prime lending rate except when interest rate floors apply. Accordingly, we are subject to interest rate risk to the extent that LIBOR or the lending bank's prime lending rate changes. A hypothetical 100 bps increase in our interest rates in effect at December 31, 2016 would have a $1.1 million increase to our interest expense on an annualized basis. A hypothetical 100 bps decrease in our interest rates in effect at December 31, 2016 would have a $0.4 million decrease to our interest expense on an annualized basis. We believe our mixture of fixed rate and variable rate loans helps reduce our overall exposure to interest rate risk.

Foreign Exchange Risk

The U.S. dollar is our functional currency and, for the year ended December 31, 2016, approximately 1% of our revenues were denominated in a foreign currency. However, we are exposed to foreign exchange risk to the extent we have payment obligations in a local currency related to labor, construction, consumables or materials costs, or if our procurement orders are denominated in a currency other than U.S. dollars. If any of these local currencies change in value versus the U.S. dollar, our cost in U.S. dollars would change which could adversely affect our results of operations. We believe that our strategy to minimize all business dealings in foreign currency and ensure that approximately 99% of our revenues are denominated in the U.S. dollar helps reduce our overall exposure to foreign exchange risk.

Item 8. Financial Statements and Supplementary Data.

AQUAVENTURE HOLDINGS LIMITED

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

AquaVenture Holdings Limited:

We have audited the accompanying consolidated balance sheets of AquaVenture Holdings Limited (formerly known as AquaVenture Holdings LLC) and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited Schedule I – Condensed Financial Information of the Registrant. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AquaVenture Holdings Limited and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements when taken as a whole, presents fairly, in all material respects, the information set forth herein.

/s/ KPMG LLP

Providence, Rhode Island March 27, 2017

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	December 31,	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$95,334	$17,802
Restricted cash	166	930
Trade receivables, net of allowances of $1,166 and $635, respectively	15,473	15,320
Inventory	6,246	4,814
Prepaid expenses and other current assets	6,401	6,147
Total current assets	123,620	45,013
Property, plant and equipment, net	116,092	112,488
Construction in progress	9,398	13,005
Long-term contract costs	87,512	91,700
Restricted cash	5,895	6,294
Other assets	44,311	2,021
Deferred tax asset	515	985
Intangible assets, net	51,330	56,127
Goodwill	98,023	98,023
Total assets	$536,696	$425,656
LIABILITIES AND SHAREHOLDERS'/MEMBERS’ EQUITY
Current Liabilities:
Accounts payable	$3,880	$5,608
Accrued liabilities	13,075	11,721
Current portion of long-term debt	27,963	19,347
Deferred revenue	2,820	2,718
Total current liabilities	47,738	39,394
Long-term debt	115,753	118,013
Deferred tax liability	2,874	1,514
Other long-term liabilities	2,825	1,575
Total liabilities	169,190	160,496
Commitments and contingencies (see Note 17)
Shareholders'/Members’ Equity
Ordinary shares, no par value, 250,000 and 0 shares authorized; 26,388 and 0 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	—	—
Members' equity	—	428,874
Additional paid-in capital	558,141	6,449
Accumulated deficit	(190,635)	(170,163)
Total shareholders'/members’ equity	367,506	265,160
Total liabilities and shareholders'/members’ equity	$536,696	$425,656

See accompanying notes to the consolidated financial statements.

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year Ended December 31,
	2016	2015	2014

Revenues:
Bulk water	$55,861	$47,444	$38,989
Rental	48,699	44,654	23,995
Other	9,540	8,237	4,143
Total revenues	114,100	100,335	67,127
Cost of revenues:
Bulk water	31,557	29,090	21,037
Rental	21,437	20,210	10,984
Other	5,142	4,190	2,091
Total cost of revenues	58,136	53,490	34,112
Gross profit	55,964	46,845	33,015
Selling, general and administrative expenses	68,159	49,437	31,653
Goodwill impairment	—	27,353	—
(Loss) income from operations	(12,195)	(29,945)	1,362
Other expense:
Gain on bargain purchase, net of deferred taxes	1,429	—	—
Interest expense	(11,224)	(8,512)	(5,155)
Interest income	674	5	7
Other income (expense)	1,299	(364)	(325)
Loss before income tax expense	(20,017)	(38,816)	(4,111)
Income tax expense (benefit)	455	2,973	(1,984)
Net loss	$(20,472)	$(41,789)	$(2,127)

Loss per share – basic and diluted(1)	$(0.28)

Weighted-average shares outstanding – basic and diluted(1)	25,784

(1)

Represents loss per share and weighted-average shares outstanding for the period from October 6, 2016 through December 31, 2016, the period following the Corporate Reorganization and IPO (see Note 15).

See accompanying notes to the consolidated financial statements.

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(IN THOUSANDS)

	Members' Equity		Ordinary Shares
					Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance, December 31, 2013	12,376	$4,918	—	$—	$1,384	$(16,659)	$(10,357)
Issuance of shares, net of issuance costs	39,675	196,286	—	—	—	—	196,286
Issuance for share-based compensation, net of forfeitures	12,469	—	—	—	—	—	—
Exercise of options	24	13	—	—	—	—	13
Accretion of Class A Redeemable Convertible Preferred shares	—	—	—	—	(3)	—	(3)
Reclassification from temporary equity	40,700	86,400	—	—	—	—	86,400
Adjustment for extinguishment and reissuance of Class A Preferred shares	—	109,588	—	—	—	(109,588)	—
Share-based compensation	—	—	—	—	1,757	—	1,757
Net loss	—	—	—	—	—	(2,127)	(2,127)
Balance, December 31, 2014	105,244	397,205	—	—	3,138	(128,374)	271,969
Issuance of shares, net of issuance costs	6,401	31,626	—	—	—	—	31,626
Issuance for share-based compensation, net of forfeitures	(79)	—	—	—	—	—	—
Exercise of options	72	43	—	—	—	—	43
Share-based compensation	—	—	—	—	3,311	—	3,311
Net loss	—	—	—	—	—	(41,789)	(41,789)
Balance, December 31, 2015	111,638	428,874	—	—	6,449	(170,163)	265,160
Share-based compensation prior to Corporate Reorganization	—	—	—	—	1,470	—	1,470
Issuance for share-based compensation, net of forfeitures	(7)	—	—	—	—	—	—
Exercise of options	2	2	—	—	—	—	2
Net loss prior to Corporate Reorganization	—	—	—	—	—	(13,158)	(13,158)
Effect of the Corporate Reorganization	(111,633)	(428,876)	18,913	—	428,876	—	—
Issuance of Ordinary shares, net of offering costs	—	—	7,475	—	118,801	—	118,801
Share-based compensation, subsequent to Corporate Reorganization	—	—	—	—	2,545	—	2,545
Net loss, subsequent to Corporate Reorganization	—	—	—	—	—	(7,314)	(7,314)
Balance, December 31, 2016	—	$—	26,388	$—	$558,141	$(190,635)	$367,506

See accompanying notes to the consolidated financial statements.

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(20,472)	$(41,789)	$(2,127)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	30,116	24,142	14,831
Adjustment to asset retirement obligation	11	36	35
Share-based compensation expense	4,015	3,311	1,757
Provision for bad debts	1,044	552	693
Deferred income tax provision	254	2,703	(2,325)
Inventory adjustment	(23)	176	397
Gain on extinguishment of debt	(1,610)	—	—
Gain on bargain purchase, net of deferred taxes	(1,429)	—	—
Loss on disposal of assets	1,246	822	604
Amortization of debt financing fees	816	674	609
Adjustment to acquisition contingent consideration	(51)	(8)	71
Accretion of debt	333	259	79
Goodwill impairment	—	27,353	—
Other	(13)	(23)	4
Change in operating assets and liabilities:
Trade receivables	(681)	(3,640)	682
Inventory	(450)	(568)	(871)
Prepaid expenses and other current assets	270	(3,718)	1,071
Other assets	(2,283)	(1,928)	70
Current liabilities	1,325	622	770
Long-term liabilities	1,139	630	—
Net cash provided by operating activities	13,557	9,606	16,350
Cash flows from investing activities:
Capital expenditures	(18,086)	(21,350)	(20,133)
Long-term contract expenditures	(1,933)	(1,611)	(19)
Net cash paid for businesses acquired	(45,875)	(43,696)	(13,267)
Principal collected on note receivable	717	—	—
Change in restricted cash	80	—	—
Sale of residential division	—	—	298
Other	4	9	6
Net cash used in investing activities	(65,093)	(66,648)	(33,115)
Cash flows from financing activities:
Proceeds from long-term debt	23,675	20,000	10,000
Payments of long-term debt	(17,517)	(12,617)	(8,113)
Payment of debt financing fees	(340)	(775)	(115)
Proceeds from stock subscription receivable	—	—	2,500
Change in restricted cash	1,082	—	—
Payment of acquisition contingent consideration	(864)	(932)	(319)
Proceeds from exercise of stock options	2	43	13
Proceeds from issuance of Class B shares	—	31,626	36,021
Proceeds from issuance of Ordinary shares in IPO, net of issuance costs	123,030	—	—
Net cash provided by financing activities	129,068	37,345	39,987
Change in cash and cash equivalents	77,532	(19,697)	23,222
Cash and cash equivalents at beginning of period	17,802	37,499	14,277
Cash and cash equivalents at end of period	$95,334	$17,802	$37,499

See accompanying notes to the consolidated financial statements.

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business

AquaVenture Holdings Limited is a British Virgin Islands company, which was formed on June 17, 2016 for purposes of an initial public offering (“IPO”) and related transactions in order to carry on the business of AquaVenture Holdings LLC and its subsidiaries. AquaVenture Holdings Limited and its subsidiaries (collectively, “AquaVenture” or the “Company”) provides its customers Water‑as‑a‑Service (“WAAS”) solutions through two operating platforms: Seven Seas Water and Quench. Both operations are critical to AquaVenture, which is headquartered in Tampa, Florida.

Seven Seas Water offers WAAS solutions by providing outsourced desalination and wastewater treatment services for governmental, municipal, industrial and hospitality customers. These solutions utilize reverse osmosis and other purification technologies to produce potable and high purity industrial process water in high volumes for customers operating in regions with limited access to potable water. Through this outsourced service model, Seven Seas Water assumes responsibility for designing, financing, constructing, operating and maintaining the water treatment facilities. In exchange, Seven Seas Water enters into long‑term agreements to sell to customers agreed‑upon quantities of water that meet specified water quality standards. Seven Seas Water currently operates primarily throughout the Caribbean region and South America and is pursuing new opportunities in North America, South America and other select markets. Seven Seas Water is supported by an operations center in Tampa, Florida, which provides business development, engineering, field service support, procurement and administrative functions.

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

Corporate Reorganization

Prior to the IPO, the Company and AquaVenture Holdings LLC completed a series of reorganization transactions (“Corporate Reorganization”) which are described below:

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

Initial Public Offering

On October 5, 2016, the Company’s IPO was declared effective and on October 12, 2016, the Company completed the sale of 7,475,000 ordinary shares at a public offering price of $18.00 per share. The Company received net proceeds of $118.8 million, after deducting underwriting discounts and commissions and offering expenses.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of AquaVenture Holdings Limited and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company classifies all highly liquid investments with an original initial maturity of three months or less as cash equivalents. Cash and cash equivalents consist of cash on hand with domestic and foreign banks and, at times, may exceed insurance limits of the Federal Deposit Insurance Corporation, or similar insurance in foreign jurisdictions. Cash and cash equivalents are stated at cost, which approximates fair value due to the short duration of their maturities.

Restricted Cash

As of December 31, 2016 and 2015, the Company had an aggregate of $6.1 million and $7.2 million, respectively, deposited in restricted bank accounts of which $0.2 million and $0.9 million, respectively, was classified as current and $5.9 million and $6.3 million, respectively, was classified as long‑term in the consolidated balance sheets.

The Company is required to maintain a deposit in local restricted bank accounts as a debt service reserve fund for the following credit agreements: (i) the amended credit agreement between a bank and Seven Seas Water Corporation (USVI), an indirect wholly‑owned subsidiary of the Company (collectively, the “USVI Credit Agreement”); and (ii) a credit facility between a bank and Biwater (BVI) Limited, which was subsequently renamed Seven Seas Water (BVI) Limited, an indirect wholly‑owned subsidiary of the Company (collectively, the “BVI Loan Agreement”). The required balance of the restricted cash will fluctuate over the term of the agreements based on required debt service payments and is based on three months of debt service payments for the USVI Credit Agreement and based on a percentage of loan proceeds as determined by the bank for the BVI Loan Agreement. Prior to April 18, 2016, the amended credit agreement between a bank and Seven Seas Water (Trinidad) Unlimited, an indirect wholly owned subsidiary of the Company (collectively, the “Trinidad Credit Agreement”) also included a debt service reserve. On April 18, 2016, the Company entered into an amended and restated Trinidad Credit Agreement which eliminated the debt service reserve requirement of the original agreement, which among other things, released the $1.5 million debt service reserve fund for general use. See Note 11—“Long-Term Debt” for more information.

As of December 31, 2016 and 2015, $5.1 million and $6.3 million, respectively, was deposited into restricted bank accounts in accordance with the terms of these credit agreements and are classified as a noncurrent asset in the consolidated balance sheets. The debt service reserve fund for the USVI Credit Agreement and the BVI Loan Agreement will be fully released in March 2018 and June 2021, respectively, when the respective loan balances mature.

Under the terms of a vendor agreement assumed in the acquisition of the British Virgin Islands (“BVI”) operations, the Company is required to retain $930 thousand as a performance security in a restricted bank account until certain contractual provisions are met. The vendor agreement was amended in August 2016 to change certain of the contractual provisions and amend which indirect wholly owned subsidiary retained the restricted cash. As of December 31, 2016 and 2015, the restricted cash related to vendor agreements was approximately $850 thousand and $930 thousand, respectively.

Trade Receivables, net

Trade receivables are recorded at invoiced amounts, based principally on: meter readings; minimum take‑or‑pay amounts as provided in contractual arrangements; rental agreements of Company‑owned filtered water systems; upon the completion of service work performed; or delivery of goods. Trade receivables do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable balance. The Company determines the allowance for doubtful accounts based on historical write‑off experience, delinquency trends, and a specific analysis of significant receivable balances that are past due. Account balances are charged off against the allowance for doubtful accounts after all reasonable collection efforts have been exhausted. As of December 31, 2016 and 2015, the allowance for doubtful accounts was $1.2 million and $635 thousand, respectively.

The provision for bad debt expenses for the years ended December 31, 2016, 2015 and 2014 was $1.0 million, $552 thousand and $693 thousand, respectively, and is included in selling, general and administrative expenses (“SG&A”) in the consolidated statements of operations. Deductions, including write‑offs of uncollectible accounts receivable, to the allowance for doubtful accounts for the years ended December 31, 2016, 2015 and 2014 were $512 thousand, $609 thousand and $48 thousand, respectively.

Inventory

Inventory is directly related to the plant and rental assets recorded within property, plant and equipment and includes plant and filtration and related equipment, filters and parts, consumables and other ancillary products and supplies. Inventory is valued at the lower of cost or net realizable value on a first‑in, first‑out basis and is periodically reviewed for excess and damage.

Revenue Recognition

Through the Seven Seas Water and Quench operating platforms, the Company generates revenues from the following primary sources: (i) bulk water sales and service; (ii) service concession revenue; (iii) rental of water filtration and related equipment; and (iv) sale of water filtration and related equipment, supplies and maintenance services. The revenue recognition policy for each of the primary sources of revenue are as follows:

Bulk Water Sales and Service.  Through the Seven Seas Water operating platform, the Company recognizes revenues from bulk water sales and service at the time water is supplied to customers in accordance with the contractual agreements. Certain contractual agreements contain minimum monthly charge provisions which allow the Company to invoice the customer for the greater of the water supplied or a minimum monthly charge. The amount of water supplied is based on meter readings performed at or near the end of the month. Estimates of revenue for unbilled water are recorded when meter readings occur at a time other than the end of a period.

Certain contracts which require the construction of facilities to provide bulk water to a specific customer are required to be accounted for as leases. These contracts are generally accounted for as operating leases as a result of the provisions of the contract. The Company has determined revenue recognition for contracts determined to be operating leases is consistent with revenue recognition for bulk water sales and service contracts.

Service Concession Arrangements.  Through the Seven Seas Water operating platform, the Company recognizes revenues from service concession arrangements. Service concession arrangements are agreements entered into with a public‑sector entity which controls both (i) the ability to modify or approve the services and prices provided by the operating company and (ii) beneficial entitlement to, or residual interest in, the infrastructure at the end of the term of the agreement. The Company’s service concession arrangements require the construction of infrastructure, which is ultimately operated by the Company to provide bulk water to the customer in accordance with the contractual agreement. Revenues are calculated based on the amount of water supplied and contractually established rates. The amount of water supplied is based on meter readings, which are typically performed at or near the end of the month. Estimates of revenue for unbilled water are recorded when meter readings occur at a time other than the end of a period. Amounts paid by customers in excess of recognizable revenue are recorded as deferred revenue on the consolidated balance sheets.

The Company has determined revenue is recognized consistent with bulk water sales and service as a result of the Company’s continuing obligation to perform under the water supply contract.

Rental of Water Filtration and Related Equipment.  Through the Quench operating platform, the Company generates revenues through the rental of its filtered water and related systems to customers. The rental agreements, which include related executory costs, are accounted for as operating leases and are considered one unit of accounting. As a result, revenues are recognized ratably over the rental agreement term. Upon the expiration of the initial rental agreement term, the Company may enter into rental agreement extensions in which revenues are recognized ratably over the extension term. Amounts paid by customers in excess of recognizable revenue are recorded as deferred revenue on the consolidated balance sheets.

Sale of Water and Related Filtration Equipment, Supplies and Maintenance Services.  Through the Quench operating platform, the Company recognizes revenues from the sale of water and related filtration equipment and supplies when ownership passes to the customers, the fee is fixed and determinable and collectability is reasonably assured. Depending upon the contractual terms of the arrangement, ownership may pass upon shipment, delivery or after the successful installation of the equipment at the customer site, if required. Shipping and handling costs paid by the customer are included in revenues. Maintenance services are performed on both a time‑and‑materials basis and through multiyear contractual arrangements. Revenues for services performed on a time‑and‑material basis are recognized when services have been rendered, the fee is fixed and determinable and collectability is reasonable assured. Revenues for services performed through multiyear contracts are recognized ratably over the service period. Amounts paid by customers in excess of recognizable revenue are recorded as deferred revenue on the consolidated balance sheets.

Sales Taxes Assessed by Governmental Agencies

The Company collects sales tax for various taxing authorities and records these amounts on a net basis; thus, sales tax amounts are not included in revenues.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using a straight‑line method with an allowance for estimated residual values. Depreciation rates are determined based on the estimated useful lives of the assets as follows:

Building	20 years
Building improvements	Shorter of 7 years or remaining useful life
Plants and related equipment	5 to 25 years
Rental equipment	2 to 7 years
Office furniture, fixtures, and equipment	3 to 10 years
Vehicles	3 to 7 years
Leasehold improvements	Shorter of 7 years or remaining lease term

Depreciation expense related to the plant operations and rental property is included in cost of revenues in the consolidated statements of operations. Expenditures for repairs and maintenance are expensed as incurred whereas major betterments are capitalized.

Construction in Progress

Construction in progress is comprised of the cost of the contracted services, direct labor, materials, and allocable overhead related to plant construction projects and are capitalized when the construction of the asset has been deemed probable. Costs incurred prior to the construction of the asset being deemed probable are expensed as incurred.

Assets under construction are recorded as additions to property, plant, and equipment upon completion of the projects. Depreciation commences in the month the asset is placed in service.

Capitalized Interest

The Company capitalizes interest incurred during the period of plant construction. Construction period interest is recorded within construction in progress during the construction period and as a cost of the underlying property, plant and equipment once the asset is placed into service.

Note Receivable

In October 2016, the Company acquired the rights and obligations under a design and construction contract for a desalination plant and related infrastructure in Peru, which is accounted for as a note receivable, as described in more detail in Note 3 – Business Combinations. Payments of principal and interest in the amount of $675 thousand are due monthly on the note receivable, which bears interest at 8.3% and continue until July 2024. The Company monitors collections and evaluates the collectability of the note receivable, based primarily on the financial condition of the debtor and the debtor’s guarantor on the note receivable, to determine whether an allowance for doubtful accounts should be recorded or if the note receivable should be written off, in whole or in part. As of December 31, 2016, there was no allowance on the note receivable.

Interest income recorded on the note receivable during the year ended December 31, 2016 was $634 thousand. As of December 31, 2016, the current portion of the note receivable of $4.5 million was recorded within prepaid and other current assets in the consolidated balance sheet while the long-term portion of the note receivable of $41.1 million was recorded in other long-term assets in the consolidated balance sheet. See Note 4 – Prepaid Expenses and Other Assets and Note 7 – Other Long-term Assets. As of December 31, 2016, the remaining undiscounted balance to be collected including principal and interest was $61.5 million.

Long‑term Contract Costs

Long‑term contract costs consist of both deferred contract costs related to service concession arrangements and contract intangible assets related to service concession arrangements established in purchase accounting. The long‑term contract costs classified as deferred contract costs represent costs incurred for contracted services, direct labor, materials, and allocable overhead related to both the initial construction of infrastructure for a customer and the construction of additional infrastructure which increases the production capacity of the customer’s water plant, and thus the ability of the Company to generate incremental revenues, under service concession arrangements. Once placed into service, the infrastructure is operated and maintained by the Company under the terms of the arrangement. Expenditures for repairs and maintenance of the infrastructure are expensed as incurred. Long‑term contract costs are amortized on a straight‑line basis over the remaining service concession arrangement period. Amortization commences in the month the related revenue generating activities commence and is recorded in cost of revenues in the consolidated statements of operations.

Long‑term contract costs classified as deferred contract costs and contract intangible assets are each reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long‑term contract costs classified as deferred contract costs is measured by a comparison of the carrying amount of an asset or asset group to undiscounted future cash flows expected to be generated through the performance of the remaining services under the contract. Recoverability of long‑term contract costs classified as contract intangible assets is measured by a comparison of the carrying amount of an asset or asset group to undiscounted future cash flows expected to be generated by the asset or asset group. For both long‑term contract costs classified as deferred contract costs and contract intangible assets, if the carrying amount of an asset or asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. Fair value is determined through various valuation techniques including discounted cash flows models, quoted market values and third‑party independent appraisals, as considered necessary. During 2016 and 2015, there were no indicators of potential impairment identified for either long‑term contract costs classified as deferred contract costs or contract intangible assets.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a business combination. Goodwill is reviewed for impairment at least annually during the fourth quarter and more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists. The Company first performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performs the quantitative analysis of the goodwill impairment test. Otherwise, the quantitative test is optional.

Under the quantitative analysis, the recoverability of goodwill is measured at each of the Seven Seas Water and Quench reporting unit levels, which the Company has determined to be consistent with its operating segments, by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit. The Company determines the fair value of its reporting units based on a weighting of the present value of projected future cash flows (the “Income Approach”) and a comparative market approach under both the guideline company method and guideline transaction method (collectively, the “Market Approach”). Fair value using the Income Approach is based on the Company’s estimated future cash flows on a discounted basis. The Market Approach compares each of the Company’s reporting units to other comparable companies based on valuation multiples derived from operational and transactional data to arrive at a fair value. Factors requiring significant judgment include, among others, the determination of comparable companies, assumptions related to forecasted operating results, discount rates, long‑term growth rates, and market multiples. Changes in economic or operating conditions, or changes in the Company’s business strategies, that occur after the annual impairment analysis and which impact these assumptions, may result in a future goodwill impairment charges, which could be material to the Company’s consolidated financial statements.

Other intangible assets consist of certain trade names, customer relationships and non‑compete agreements. Trade names and non‑compete agreements which have a finite life are amortized over their estimated useful lives on a straight‑line basis. Customer relationships which have a finite life are amortized on an accelerated basis based on the projected economic value of the asset over its useful life. Intangible assets with a finite life are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite‑lived intangible assets, which consist of certain trade names, are not amortized but are tested for impairment at least annually or more frequently if events or circumstances indicate the asset may be impaired.

Long‑Lived Assets

Long‑lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recognition and measurement of a potential impairment is performed on assets grouped with other assets and liabilities at the lowest level where identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to future undiscounted net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. Fair value is determined through various valuation techniques including discounted cash flows models, quoted market values and third‑party independent appraisals, as considered necessary. During 2016 and 2015, there were no indicators of potential impairments identified.

Share‑Based Compensation

AquaVenture accounts for share‑based compensation by measuring the cost of employee services received in exchange for an award of equity instruments based on the grant‑date fair value. The cost is recognized over the requisite service period, net of estimated forfeitures. If the actual number of forfeitures differs from those estimated, additional adjustments to compensation expense may be required in future periods.

Asset Retirement Obligations

The Company has asset retirement obligations (“AROs”) arising from contractual requirements to perform certain asset retirement activities at the time it disposes of certain plants and equipment. The liability is recorded in the period in which the obligation meets the definition of a liability, which is generally when the asset is constructed or placed in service. The ARO liability is based on the Company’s engineering estimates of future costs to dismantle and remove equipment from a customer’s plant site and to restore the site to a specified condition at the conclusion of a contract. The corresponding asset retirement costs are capitalized as plant and equipment and depreciated over the asset’s useful life. The liability is initially measured at fair value and subsequently adjusted for accretion expense and changes in the amount or timing of the estimated cash flows. Accretion expense is recorded in cost of revenues in the consolidated statements of operations. Actual costs are charged against the related liability as incurred and any difference between the actual costs incurred and the liability is recognized as a gain or loss in the consolidated statements of operations.

Acquisition Contingent Consideration

Acquisition contingent consideration represents the net present value of the additional purchase price that is contingent upon future performance of an acquired business. The acquisition date fair value of acquisition contingent consideration is recognized, as deemed appropriate, as an asset, liability or equity. Acquisition contingent consideration is re‑measured to fair value at the end of each reporting period with the change in fair value recorded as a gain or loss in SG&A in the consolidated statements of operations. As of December 31, 2016, there were no acquisition contingent consideration obligations remaining as a result of final payments being made during the year. As of December 31, 2015, the Company has classified acquisition contingent consideration as a liability on the consolidated balance sheets.

Income Taxes

The Company accounts for income taxes using the asset and liability approach to the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Unless it is “more likely than not” that a deferred tax asset can be utilized to offset future taxes, a valuation allowance is recorded against that asset.

The Company evaluates tax positions that have been taken or are expected to be taken in its tax returns and records a liability for uncertain tax positions. The Company uses a two‑step approach to recognize and measure uncertain tax positions. First, tax positions are recognized if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon examination, including resolution of related appeals or litigation processes, if any. Second, tax positions are measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes in the accompanying consolidated financial statements.

AquaVenture Holdings Limited is incorporated in the British Virgin Islands, which does not impose income taxes. Certain of our subsidiaries file separate tax returns and are subject to federal income taxes at the corporate level in the U.S. or in other foreign jurisdictions. Certain other subsidiaries operate in jurisdictions that do not impose taxes based on income.

Prior to the Corporate Reorganization, AquaVenture Holdings LLC was our parent company and was not subject to U.S. federal or state income taxes and items of taxable income and expense are allocated to its members in accordance with the provisions of AquaVenture Holdings LLC’s limited liability operating agreement (“LLC Agreement”). Under the terms of the LLC Agreement, the Company is required to distribute to each member a cash distribution equal to the federal taxable income allocated to such member times the highest statutory combined federal and state income tax rate for the jurisdiction in which any member is domiciled.

Fair Value Measurements

Fair value is an exit price that represents the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. Accordingly, fair value is a market‑based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The Company discloses the manner in which fair value is determined for assets and liabilities based on a three‑tiered fair value hierarchy. The hierarchy ranks the quality and reliability of the information used to determine the fair values. The three levels of inputs described in the standard are:

•	Level 1: Quoted prices in active markets for identical assets or liabilities.

•	Level 2: Observable inputs, other than Level 1 prices, for the assets or liabilities, either directly or indirectly, for substantially the full term of the assets or liabilities.
•	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Certain assets, in specific circumstances, are measured at fair value on a non‑recurring basis utilizing Level 3 inputs such as goodwill, other intangible assets and other long‑lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if one or more of these assets were determined to be impaired.

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and other current assets and liabilities approximate fair value because of the short‑term nature of these instruments.

Foreign Currency

The Company’s functional currency is the U.S. dollar for all foreign operations. From time to time, the Company purchases inventory, equipment, and services from businesses in countries whose functional currency is not the U.S. dollar. The Company’s obligation for such transactions are generally denominated in U.S. dollars and, as such, do not represent a material currency exposure. During the years ended December 31, 2016, 2015 and 2014, the Company incurred foreign currency transaction losses of $62 thousand, $84 thousand and $45 thousand, respectively, which was recorded in other expenses in the consolidated statements of operations.

Business Combinations

When accounting for business combinations, the Company allocates the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. The Company’s purchase price allocation methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities. The Company estimates the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows and market multiple analyses. Unanticipated events or circumstances may occur which could affect the accuracy of the Company’s fair value estimates.

Deferred Lease Costs

Deferred lease costs consist of initial direct costs incurred by the Company to originate leases of water filtration and related equipment by the Quench operating platform. The costs capitalized are directly related to the negotiation and execution of leases and primarily consist of internal salaries and benefits as lease origination activities are performed internally by the Company. Deferred lease costs are amortized on a straight‑line basis over the lease term. For the years ended December 31, 2016 and 2015, $2.3 million and $2.0 million, respectively, of lease origination activities were capitalized. For the years ended December 31, 2016 and 2015, the Company recorded amortization expense of $1.2 million and $319 thousand, respectively, which was recorded within SG&A in the consolidated statements of operations. The Company did not record any deferred lease costs or associated amortization expense for the year ended December 31, 2014 as the acquisition of Quench did not occur until 2014 and the costs during 2014 were not material.

The Company’s deferred lease costs, which are recorded in other assets in the consolidated balance sheets, as of December 31, 2016 and 2015, were as follows (in thousands):

	December 31,
	2016	2015
Deferred lease costs	$4,232	$1,952
Accumulated amortization	1,493	319
Deferred lease costs, net	$2,739	$1,633

New Accounting Pronouncements

In January 2017, the FASB issued authoritative guidance that updates and clarifies the definition of a business with the objective of adding guidance to assist in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance will be effective for annual reporting periods beginning on or after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted. The Company is currently evaluating the potential impact of the accounting and disclosure requirements on the consolidated financial statements. The Company has not yet decided whether to early adopt during 2017 but will comply upon adoption.

In November 2016, the FASB issued authoritative guidance that requires inclusion of cash and cash equivalents that have restrictions on withdrawal or use in total cash and cash equivalents on the statement of cash flows. This guidance will be effective for annual reporting periods beginning on or after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted. The Company is currently evaluating the potential impact of the disclosure requirements on the consolidated financial statements and expects to adopt during 2017. This adoption will not have any impact on our financial position or statement of operations.

In October 2016, the FASB issued authoritative guidance that requires the recognition of income tax consequences of intercompany asset transfers other than inventory at the transaction date. This guidance will be effective for annual reporting periods beginning on or after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted. The Company is currently evaluating the potential impact of the accounting and disclosure requirements on the consolidated financial statements. The Company expects to finalize its assessment during 2017.

In August 2016, the FASB issued authoritative guidance that addresses various classification issues related to the statement of cash flows. This guidance will be effective for annual reporting periods beginning on or after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted. The Company is currently evaluating the potential impact of the disclosure requirements on the consolidated financial statements and expects to adopt during 2017.

In March 2016, the FASB issued authoritative guidance that simplifies the accounting related to share-based payment award transactions including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance will be effective for annual reporting periods beginning on or after December 15, 2016, including interim periods within those annual periods, and early adoption is permitted. The Company has adopted this guidance on January 1, 2017. The adoption did not have a material impact on the consolidated financial statements.

In May 2014, the FASB issued authoritative guidance regarding revenue from contracts with customers that specifies that revenue should be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration which the company expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning on or after December 15, 2017 and interim periods within those annual periods and will require enhanced disclosures. While the Company is currently developing its approach for its assessment to determine the potential impact of the accounting and disclosure requirements on the consolidated financial statements, it expects to finalize its assessment and provide a qualitative and quantitative impact during 2017. The Company expects to adopt the guidance on a retrospective basis on January 1, 2018.

In February 2016, the FASB issued authoritative guidance regarding leases that requires lessees to recognize a lease liability and right‑of‑use asset for operating leases, with the exception of short‑term leases. In addition, lessor accounting was modified to align, where necessary, with lessee accounting modifications and the authoritative guidance regarding revenue from contracts with customers. This guidance will be effective for annual reporting periods beginning on or after December 15, 2018, including interim periods within those annual periods, and early adoption is permitted. While the Company is currently developing its approach for its assessment to determine the potential impact of the accounting and disclosure requirements on the consolidated financial statements, it expects to finalize its assessment and provide a qualitative and quantitative impact during 2017. The Company expects to early adopt the guidance on a retrospective basis effective January 1, 2018 in conjunction with the guidance regarding revenue from contracts with customers.

3. Business Combinations

Aguas De Bayvar S.A.C.

On October 31, 2016, AquaVenture Holdings Peru S.A.C. ("AVH Peru"), a Peruvian company and an indirect wholly-owned subsidiary of AquaVenture Holdings Limited, acquired 100% of the outstanding shares of Aguas de Bayovar S.A.C. (‘‘ADB’’) and all of the rights and obligations under a design and construction contract for a desalination plant and related infrastructure located in Peru for an aggregate purchase price of $46.5 million in cash, including a final working capital adjustment of $186 thousand (the “Peru Acquisition”) which was paid in February 2017. The desalination plant and related infrastructure, which was completed in 2010, has a design capacity of 2.7 million gallons per day, and ADB operates and maintains the desalination plant and related infrastructure constructed under the design and construction agreement to produce water for a contracted fee on a take-or-pay basis for a phosphate mining company pursuant to an operating and maintenance agreement, which expires in 2037. The rights to the design and construction contract are accounted for as a note receivable that requires monthly installment payments from the customer for the construction of the desalination plant and related infrastructure, which continue until 2024.

Transaction‑related costs incurred by the Company during the year ended December 31, 2016 were $2.1 million and were expensed as incurred within SG&A in the consolidated statements of operations.

The Seven Seas Water business completed the Peru Acquisition to expand its installed base of seawater reverse osmosis desalination facilities used to provide Water-as-a-Service, its presence in South America and the industries served.

The following table summarizes the preliminary purchase price allocated to the fair value of assets acquired, including intangibles recorded in conjunction with the business combination, and liabilities assumed (in thousands):

Net assets acquired:
Cash and cash equivalents	$525
Trade receivables	516
Other receivables	7
Inventory	790
Property, plant and equipment	55
Deferred tax assets	21
Note receivable	46,298
Long-term contract costs	1,740
Accounts payable and accrued liabilities	(439)
Deferred tax liabilities	(1,597)
Total net assets acquired	47,916
Gain on bargain purchase, net of deferred taxes	(1,429)
Total purchase price	$46,487

The assets and liabilities in the initial purchase price allocation are stated at fair value based on estimates of fair value using available information and making assumptions management believes are reasonable. The long‑term contract costs were valued using an excess earnings approach which is based on the present value of expected cash flows generated by the revenues under the contract with the customer using a discount rate of 14%. The weighted average useful life of the long‑term contract costs, which is consistent with the remaining period under the contract period, is approximately 21 years from the date of acquisition.

The note receivable was valued using a market yield analysis with consideration to the fundamental credit profile of customer and the guarantor, which is a major shareholder of the customer, of the note receivable and a technical market trend analysis from the inception date of the note receivable. These analyses resulted in the selection of a yield to maturity rate of 8.3%, which was applied to the remaining monthly contracted cash flows under the design and construction agreement to calculate the present value of the note receivable at the date of acquisition. The undiscounted balance of the note receivable on the date of acquisition was $62.8 million.

The total fair value of the net assets acquired, including identifiable intangible assets was approximately $47.9 million, which exceeded the purchase price of $46.5 million. Accordingly, the Company recognized the excess as a gain on bargain purchase of $1.4 million, net of deferred taxes of $1.6 million. The gain on bargain purchase was recorded within other income in the consolidated statements of operations for the year ended December 31, 2016. Prior to recognizing the gain, the Company reassessed all elements of the accounting and the calculated fair values of the assets acquired and liabilities assumed in the acquisition. The Company believes it was able to acquire ADB and all of the rights and obligations under a design and construction contract for an aggregate purchase price that was less than the fair value of the identifiable net assets acquired as a result of the transaction not being subjected to a competitive bidding process and due to the seller having to dispose of the business at a less than optimal time and value as a result of certain events specific to its business. In addition, the Company believes the seller had limited other alternatives to dispose of the business.

The operations of ADB are included in the Seven Seas Water reporting segment for periods after the date of acquisition. The amount of revenues and net income of ADB included in the consolidated statements of operations since acquisition for the year ended December 31, 2016, was $696 thousand and $229 thousand, respectively.

Biwater (BVI) Holdings Limited

On June 11, 2015, AquaVenture Water Corporation, a BVI company and an indirect wholly‑owned subsidiary of AquaVenture, acquired 100% of the capital stock of Biwater (BVI) Holdings Limited, which was subsequently renamed AquaVenture (BVI) Holdings Limited (“BVI Acquiree”), pursuant to a Stock Purchase and Sale Agreement (“BVI Purchase Agreement”). Under the terms of the BVI Purchase Agreement, all of the capital stock of the BVI Acquiree was acquired for a total purchase price of $47.8 million, including $44.5 million in cash and a note payable of $5.6 million to the seller with a fair value at the date of acquisition of $3.3 million. The note payable: (i) bears no interest; (ii) is payable in equal annual installments of $375 thousand beginning on the first anniversary of the BVI Purchase Agreement; (iii) terminates if the water purchase agreement with the government of the BVI is terminated under certain circumstances; and (iv) is unsecured and subordinated to all other indebtedness of the Company. Included in the liabilities of the BVI Acquiree is long‑term debt between Seven Seas Water (BVI) Ltd. and a bank with a remaining unpaid balance as of the date of the BVI Purchase Agreement of $40.8 million (see Note 11), which approximates fair value.

The BVI Acquiree’s wholly‑owned subsidiary, Seven Seas Water (BVI) Ltd., provides potable water to the island of Tortola, BVI for a contracted fee payable by the government of BVI under a service concession arrangement, which expires in 2030. The revenue‑producing operations of Seven Seas Water (BVI) Ltd. under the service concession arrangement commenced during November 2014. The Company acquired the stock of the BVI Acquiree to expand its installed base of seawater reverse osmosis desalination facilities used to provide WAAS.

Transaction‑related costs incurred by the Company during the year ended December 31, 2015 were $1.3 million and were expensed as incurred within SG&A in the consolidated statements of operations.

The following table summarizes the purchase price allocated to the fair value of assets acquired, including intangibles recorded in conjunction with the business combination, and liabilities assumed (in thousands):

Assets acquired:
Cash and cash equivalents	$1,442
Trade receivables	1,321
Property, plant and equipment	67
Restricted cash	4,524
Long-term contract costs	81,700
Goodwill	1,793
Total assets acquired	90,847
Liabilities assumed:
Accounts payable and accrued liabilities	(2,219)
Long-term debt	(40,831)
Total liabilities assumed	(43,050)
Total purchase price	$47,797

During the fourth quarter of 2015, the Company finalized the allocation of the purchase price to the assets acquired and liabilities assumed. The long‑term contract costs were valued using an excess earnings approach which is based on the present value of expected cash flows generated by the revenues under the contract with the government of the BVI using a discount rate of 10%. The weighted average useful life of the long‑term contract costs, which is consistent with the remaining period under the service concession contract period, is approximately 15 years from the date of acquisition. There was not a material impact on the amortization expense recorded during the year ended December 31, 2015 as a result of the finalization of the purchase price allocation.

Goodwill is composed of synergies not valued and is recorded within the Seven Seas Water reporting unit domiciled in a tax‑free jurisdiction.

The operations of the BVI Acquiree are included in the Seven Seas Water reporting segment for periods after the date of acquisition. The amount of revenues and net income of the BVI Acquiree included in the consolidated statements of operations since acquisition for the year ended December 31, 2015, was $5.8 million and $422 thousand, respectively.

Quench USA Holdings LLC

On June 6, 2014, AquaVenture Holdings LLC acquired all of the assets of Quench USA Holdings LLC (the “Contributor”) under a Contribution Agreement dated as of June 6, 2014 (“Contribution Agreement”) in exchange for AquaVenture’s issuance of 29,036,947 Class Q shares and 2,829,598 Class B shares (the “Contribution”). The assets of the Contributor included all issued and outstanding capital stock of Quench USA, Inc. (“Quench USA”) and any cash held.

The Class Q shares and Class B shares issued to the Contributor had a fair value at the time of contribution of $143.7 million and $14.0 million, respectively (or an aggregate purchase price of $157.7 million). The fair value of the Class Q and B shares was derived from certain equity transactions with third parties that occurred within a reasonable time frame of the execution of the Contribution Agreement. Transaction‑related costs incurred by AquaVenture during the year ended December 31, 2014 were $265 thousand, and were expensed as incurred within SG&A in the consolidated statements of operations. There were no transaction-related costs incurred during the years ended December 31, 2016 and 2015.

The Company acquired the assets of the Contributor to expand its WAAS solutions.

The following table summarizes the purchase price allocated to the fair value of assets acquired, including intangibles recorded in conjunction with the business combination, and liabilities assumed (in thousands):

Assets acquired:
Cash and cash equivalents	$7,804
Trade receivables	5,584
Inventory	2,795
Property, plant and equipment	12,009
Other assets	1,458
Subscription receivable	2,500
Customer relationships	48,330
Trade names	5,130
Non-compete agreements	110
Goodwill	112,420
Total assets acquired	198,140
Liabilities assumed:
Accounts payable and accrued liabilities	(4,912)
Deferred revenue	(2,961)
Other current liabilities	(306)
Long-term debt	(30,192)
Acquisition contingent consideration	(2,103)
Total liabilities assumed	(40,474)
Total purchase price	$157,666

The assets and liabilities in the purchase price allocation are stated at fair value based on estimates of fair value using available information and making assumptions management believes are reasonable. The shareholder receivable, which was collected in full in June 2014, relates to the sale of equity by the Contributor prior to the execution of the Contribution Agreement. Intangibles identified and valued related to the transaction include customer relationships, trade names and non‑compete agreements. The fair value of the trade names was determined using the relief from royalty method which is based on the present value of royalty fees derived from projected revenues using a discount rate of 9.6%. The fair value of the customer relationships was determined using the multi‑period excess earnings method which is based on the present value of the projected after‑tax cash flows using a discount rate of 9.6%. The Company determined the weighted average useful life at the date of valuation for the trade names to be 23.6 years, the non‑compete agreements to be 5.0 years and the customer relationships to be 15.0 years.

Goodwill is composed of synergies not valued, is not deductible for tax purposes and is recorded within the Quench reporting unit.

Long‑term debt of Quench USA at the date of contribution included: (i) the Amended Loan and Security Agreement between a lender and Quench USA (“Quench Loan Agreement”) with an unpaid principal balance of $30.0 million and a fair value of $29.6 million and (ii) notes payable related to vehicle financing with a remaining unpaid balance of $574 thousand.

Atlas Watersystems, Inc.

On June 16, 2014, Quench USA, then a wholly‑owned subsidiary of AquaVenture, acquired all of the assets and certain liabilities of Atlas Watersystems, Inc. (“Atlas”), pursuant to an Asset Purchase Agreement (“Atlas Purchase Agreement”). Under the terms of the Atlas Purchase Agreement, all of the assets of Atlas were acquired for a total purchase price of $23.6 million, after giving effect to a $129 thousand post‑closing working capital adjustment due to the Company. The consideration included $21.1 million in cash and $2.5 million, or 505,285 shares, of Class B shares of AquaVenture. The total purchase price is subject to certain adjustments provided for in the Atlas Purchase Agreement. On the closing date, $2.4 million of the total purchase price was placed into escrow to secure Atlas’ indemnification obligations for a period of 24 months from the closing date and to satisfy certain adjustments to the purchase price.

Transaction‑related costs were insignificant and were expensed as incurred within SG&A in the consolidated statements of operations.

The Company acquired Atlas to expand its geographical coverage and strengthen its national service network for the Quench operations.

The following table summarizes the purchase price allocated to the fair value of assets acquired, including intangibles recorded in conjunction with the business combination, and liabilities assumed (in thousands):

Assets acquired:
Trade receivables	$1,559
Inventory	832
Property, plant and equipment	3,658
Other assets	123
Customer relationships	8,864
Trade names	16
Non-compete agreements	80
Goodwill	10,585
Total assets acquired	25,717
Liabilities assumed:
Deferred revenue	(1,920)
Other liabilities	(226)
Total liabilities assumed	(2,146)
Total purchase price	$23,571

The assets and liabilities in the purchase price allocation are stated at fair value based on estimates of fair value using available information and making assumptions management believes are reasonable. Acquisition intangibles identified and valued related to the transaction include customer relationships, trade names and non‑compete agreements. The fair value of the customer relationships was determined using the multi‑period excess earnings method which is based on the present value of the projected net cash flows using a discount rate of 13.6%. The Company determined the weighted average useful life at the date of valuation for the trade names to be 2.0 years, the non‑compete agreements to be 4.0 years and the customer relationships to be 15.0 years.

Goodwill is composed of synergies not valued, is deductible for tax purposes and is recorded within the Quench reporting unit.

Pro Forma Financial Information

The following unaudited pro forma financial information (in thousands) for the Company gives effect to the acquisitions of: (i) ADB, which occurred on October 31, 2016; (ii) the BVI Acquiree, which occurred on June 11, 2015; (iii) the Contributor’s assets, which occurred on June 6, 2014; and (iv) Atlas’ assets, which occurred on June 16, 2014, as if each had occurred on January 1, 2014. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred on the date indicated, or that may result in the future.

	Year Ended December 31,
	2016	2015	2014
Revenues	$117,377	$109,036	$95,156
Net (loss)	$(15,764)	$(40,202)	$7,729

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2016	2015
Deferred offering costs	$—	$3,885
Other prepaid expenses and other current assets	6,401	2,262
Prepaid expenses and other current assets	$6,401	$6,147

The Company accumulated deferred offering costs directly attributable to the Company’s IPO. These deferred offering costs were $3.9 million as of December 31, 2015. After completion of the IPO on October 12, 2016, the Company reclassified all deferred offering costs to additional paid-in-capital. There were no deferred offering costs as of December 31, 2016.

5. Property, Plant and Equipment and Construction in Progress

Property, plant and equipment and construction in progress consisted of the following (in thousands):

	December 31,
	2016	2015
Land	$2,485	$2,485
Building and improvements	1,150	1,150
Plants and related equipment	125,333	118,457
Rental equipment	34,428	26,142
Office furniture, fixtures, and equipment	4,924	4,643
Vehicles	2,317	1,744
Leasehold improvements	1,292	942
	171,929	155,563
Less: accumulated depreciation	(55,837)	(43,075)
Property, plant and equipment, net	$116,092	$112,488
Construction in progress	$9,398	$13,005

During the year ended December 31, 2016, the Company began the implementation of a new enterprise resource planning (“ERP”) system for the Quench reportable segment to replace its existing ERP system. Based on the current ERP project implementation plan, the Company reduced the remaining useful life and accelerated the depreciation on its existing ERP system. As of December 31, 2016, the existing ERP system had been fully depreciated.  Depreciation expense, as reflected in selling, general and administrative expenses, was approximately $655 thousand higher for the year ended December 31, 2016, as a result of the change in estimate. In addition, both the Company’s loss from operations and net loss in the consolidated statements of operations were both approximately $655 thousand higher for the year ended December 31, 2016. The ERP system was fully depreciated prior to the Corporate Reorganization and IPO. As such, there was no impact to loss per share as a result of the change in estimate.

During the years ended December 31, 2016, 2015 and 2014, the Company capitalized interest expense of $145 thousand, $221 thousand and $0, respectively. Total depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $16.2 million,  $13.8 million and $10.6 million, respectively, of which $14.4 million, $12.8 million and $9.8 million, respectively, was recorded in cost of revenues.

Included in rental equipment are assets on lease and held for lease by the Quench operating platform. As of December 31, 2016 and 2015, assets on lease were $23.7 million and $19.9 million, respectively, net of accumulated depreciation of $9.8 million and $5.8 million, respectively. As of December 31, 2016 and 2015, assets on hold for lease were $641 thousand and $327 thousand, respectively, net of accumulated depreciation of $271 thousand and $86 thousand, respectively.

Future minimum rental revenues to be generated from the leased assets under non‑cancelable operating leases are summarized as follows (in thousands):

Year ended December 31:
2017	$26,352
2018	10,647
2019	4,250
2020	974
2021	308

6. Long‑term Contract Costs

The gross and net carrying values of long‑term contract costs by class are as follows (in thousands):

	December 31, 2016
	Gross Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Contract intangible assets	$83,441	$(8,219)	$75,222
Deferred contract costs	18,824	(6,534)	12,290
Total long-term contract costs	$102,265	$(14,753)	$87,512

	December 31, 2015
	Gross Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Contract intangible assets	$81,700	$(2,925)	$78,775
Deferred contract costs	16,891	(3,966)	12,925
Total long-term contract costs	$98,591	$(6,891)	$91,700

In connection with the Peru Acquisition in October 2016, the Company recorded $1.7 million of long-term contract costs which represents a contract intangible asset related to an operating and maintenance agreement.

In connection with the acquisition of the capital stock of the BVI Acquiree during June 2015, the Company recorded $81.7 million of long‑term contract costs which represents a contract intangible asset related to service concession arrangement.

For the years ended December 31, 2016, 2015 and 2014, the Company recorded amortization expense for long‑term contract costs classified as deferred contract costs of $2.6 million, $2.2 million and $1.8 million, respectively. For the years ended December 31, 2016, 2015 and 2014, the Company recorded amortization expense for long‑term contract costs classified as intangible assets of $5.3 million, $2.9 million and $0, respectively. Total amortization expense on long‑term contract costs for 2017, 2018, 2019, 2020 and 2021 is expected to be $8.1 million, $8.1 million, $8.1 million, $8.1 million and $8.1 million, respectively.

7. Other Long-term Assets

Other long-term assets consisted of the following (in thousands):

	December 31,
	2016	2015
Long-term note receivable	$41,068	$—
Other long-term assets	3,243	2,021
Total other long-term assets	$44,311	$2,021

8. Income Taxes

For income tax purposes, the domestic and foreign components of income (loss) before income tax were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Loss from domestic operations	$(22,865)	$(40,762)	$(8,896)
Income from foreign operations	2,848	1,946	4,785
	$(20,017)	$(38,816)	$(4,111)

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
Foreign	$199	$270	$341
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	256	2,703	(2,325)
	$455	$2,973	$(1,984)

As of December 31, 2016 and 2015, income tax payable was $718 thousand and $751 thousand, respectively, and was recorded in accrued liabilities in the consolidated balance sheets.

The provision for income taxes shown above varied from the “expected” U.S. statutory federal income tax rate for those periods as follows:

	Year Ended December 31,
	2016	2015	2014
Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal tax effect	4.5	4.0	6.8
Foreign income tax rate differences	9.9	1.9	15.4
Effect of flow-through entity	(3.9)	(1.8)	(13.1)
Change in valuation allowance	(33.2)	(15.9)	(36.5)
Disallowed management fees	(3.0)	(2.1)	(18.2)
Economic development program	(1.5)	(2.7)	71.8
Investment tax allowances	0.3	0.7	6.9
Goodwill impairment	—	(23.8)	—
Share-based compensation	(3.0)	(2.5)	(14.2)
Disallowed interest expense	(6.4)	—	—
Other items, net	(1.0)	(0.5)	(5.6)
Effective tax rate	(2.3)%	(7.7)%	48.3%

The Company evaluates the recoverability of its deferred income tax assets by assessing the need for a valuation allowance. A valuation allowance is established against some or all of the deferred tax assets if the Company determines it is more likely than not that the deferred income tax assets will not be recovered.

Deferred income tax assets and liabilities are composed of the following (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Accrued compensation	$27	$155
Provision for bad debts	344	266
Expense reserves	162	199
U.S. federal and state net operating loss carryforwards	31,112	22,739
Foreign net operating loss carryforwards	14,570	15,847
Accrued interest	1,604	1,788
Deferred lease costs	—	637
Property, plant and equipment, net	701	501
Other	2,750	689
Gross deferred tax assets	51,270	42,821
Less: valuation allowance	(19,308)	(12,656)
Total net deferred tax assets	31,962	30,165
Deferred tax liability:
Property, plant and equipment, net	(18,176)	(16,905)
Intangible assets, net	(14,002)	(13,781)
Other	(2,143)	(8)
Total deferred tax liabilities	(34,321)	(30,694)
Net deferred tax liability	$(2,359)	$(529)

As of December 31, 2016, the Company estimated $80.0 million, $52.2 million and $57.1 million of federal, state and foreign net operating loss carryforwards, respectively. As of December 31, 2015, the Company estimated $59.1 million, $41.2 million and $60.0 million of federal, state and foreign net operating loss carryforwards, respectively. The federal loss carryforwards will begin to expire in 2028. The state loss carryforwards will expire at various times beginning in 2016. The foreign loss carryforwards of $40.1 million, in the aggregate, for Trinidad, Chile and Peru do not expire. The remaining foreign loss carryforwards will begin to expire in 2018.

Utilization of net operating loss carryforwards may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitations could result in the expiration of the net operating loss carryforwards before their utilization. The events that may cause ownership change include, but are not limited to a cumulative stock ownership change of greater than 50% over a three‑year period. Also, net operating loss and credit carryforwards of one subsidiary are not currently available to offset income generated by another subsidiary, which will affect the future benefit from and utilization of these carryforwards.

As of December 31, 2016, the Company had approximately $35.7 million of undistributed earnings. These earnings are either (i) not available for distribution due to outstanding payables, which will be paid down first, (ii) indefinitely reinvested to grow the business in the current jurisdiction or (iii) if distributed, will not incur taxes as the earnings are in non-taxing jurisdictions.  If in the future this income is repatriated or if the Company determines that the earnings will be remitted in the foreseeable future, additional tax provisions may be required. Management believes the amount of unrecognized deferred income tax liabilities on the undistributed earnings is immaterial.

GAAP requires a valuation allowance to reduce the deferred income tax assets recorded if, based on the weight of the evidence, it is more likely than not, that some portion or all of the deferred income tax assets will not be realized. After consideration of all the evidence, the Company has determined that a valuation allowance of approximately $19.3 million and $12.7 million is necessary at December 31, 2016 and 2015, respectively. The Company recognized a net increase in the valuation allowance of $6.6 million during the year ended December 31, 2016.

The Company or one of its subsidiaries files income tax returns in the US federal jurisdiction, various state jurisdictions and foreign jurisdictions. With few exceptions, the Company is no longer subject to US federal examinations by tax authorities for years before 2013 and state and local and non-U.S. income tax examinations by tax authorities before 2011. To the extent net operating loss carryforwards are utilized, the tax years in which those net operating loss carryforwards were generated may be subject to adjustment by tax authorities during the examination of a tax return in which those net operating loss carryforwards are utilized.

GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing tax returns to determine whether the tax positions are “more likely than not” to be sustained by the Company upon challenge by the applicable tax authority. Tax positions not deemed to meet the “more likely than not” threshold and that would result in a tax benefit or expense to the Company would be recorded as a tax benefit or expense in the current period. The Company’s policy on its classification of interest and penalties on any unrecognized tax benefits is to recognize the interest and penalties as a component of income tax expense or benefit. As of December 31, 2016 management does not believe that there are any uncertain tax positions. No interest or penalties have been recognized in either the consolidated statements of operations or the consolidated balance sheets.

9. Goodwill and Other Intangible Assets

Goodwill

The following table contains a disclosure of changes in the carrying amount of goodwill in total and for each reporting unit for the years ended December 31, 2016 and 2015 (in thousands):

	Seven Seas
	Water	Quench	Total
Balance as of December 31, 2014	$424	122,901	$123,325
Acquisition of BVI Acquiree	1,793	—	1,793
Other acquisitions	—	258	258
Impairment of goodwill	—	(27,353)	(27,353)
Balance as of December 31, 2015	2,217	95,806	98,023
Balance as of December 31, 2016	$2,217	$95,806	$98,023

During July 2015, the Company acquired the assets of a company within the Quench reporting unit for a total cash purchase price of $588 thousand, of which $258 thousand was recorded as goodwill and $207 thousand as customer relationships intangibles.

The Company performed its annual impairment assessment of the carrying value of goodwill during the fourth quarters of 2016 and 2015 for both its Seven Seas Water and Quench reporting units.

During 2015, the Quench reporting unit was adversely impacted by a significant increase in unplanned investments and integration expenses and a decision to deemphasize significant acquisitions, which resulted in the revision to its future period projections during the fourth quarter of 2015. In performing the 2015 goodwill impairment assessment, the Company determined the fair value of the Quench reporting was less than its carrying value resulting in an indication of impairment. Upon further assessment under step two of goodwill impairment, the Company recorded an impairment charge of $27.4 million and a related tax benefit of $716 thousand during the year ended December 31, 2015. For the Seven Seas Water reporting unit, the Company assessed the qualitative factors and determined it was more likely than not that the fair value exceeded the carrying value of the reporting unit and, thus, no further testing was required.

For the 2016 goodwill impairment assessment, the Company determined that there was not substantial evidence that it was more likely than not that the fair value for both the Seven Seas Water and Quench reporting units were more than the carrying values. As a result, the Company performed the first step of the goodwill impairment analysis for both reporting units.

The first step of the goodwill impairment analysis for the Seven Seas Water and Quench reporting unit involved comparing the respective carrying value to its estimated fair value, which was calculated based on a weighting of the fair value calculated under both the Income Approach and the Market Approach. Discounted cash flows serve as the primary basis for the Income Approach and are based on discrete financial forecasts which were developed by management for planning purposes. For Quench, the Company used a bespoke forecast developed to maximize the fair value to a market participant for purposes of the goodwill impairment analysis due to its current growth strategy and the related significant investments in both sales and marketing efforts and fixed assets to generate long‑term contracted cash flows. The Quench reporting unit forecast achieved this objective by prioritizing the generation of cash over the investment in growth, which is intended to reflect a steady state operating model over the discrete forecast period. In addition, the Quench reporting unit forecast was based solely on organic growth and excluded growth through acquisitions. This approach intentionally departs from the Company’s current strategy of growing through both organic and inorganic methods. For both the Seven Seas Water and Quench reporting units, certain adjustments related to public‑company and acquisition infrastructure costs were made to the forecast as the Company believes a market participant buyer may not incur these costs to operate either business. The cash flows beyond the forecast period were estimated using a terminal value calculation, which incorporated historical and financial trends and consistent strategy as to the discrete forecast period. To calculate the fair value of the Seven Seas Water and Quench reporting units under the Income Approach, the Company used a terminal value growth rate of 1.6% and 3.0%, respectively, and a discount rate, representing the reporting unit’s weighted‑average cost of capital, of 7.8% and 8.9%, respectively.

The Market Approach generally applies pricing multiples derived from both publicly‑traded guideline companies and recently completed acquisitions that the Company believes are comparable to the respective reporting unit to determine fair value. To calculate the fair value under the Market approach, the Company obtained enterprise value/EBITDA and enterprise value/sales multiples from publicly‑traded guideline companies for application in this analysis. The Company then assigned a weighting to each of the enterprise value ratios to calculate the fair value of the Seven Seas Water and Quench reporting units under the Market Approach. Inputs from comparable acquisitions were not considered in the calculation of fair value for either of the Seven Seas Water and Quench reporting units as the Company concluded that there were an inadequate number of recent comparable transactions.

Upon completion of the first step of the goodwill impairment analysis for 2016, the Company determined that the fair values exceeded carrying values for both for the Seven Seas Water and Quench reporting units; therefore, the second step of the test to determine the implied fair value of goodwill for both the Seven Seas Water and Quench reporting units was not required and no goodwill impairment was recorded. The Company calculated that the fair values exceeded the carrying values of the Seven Seas Water and Quench Reporting units by 130% and 10%, respectively. For the Quench reporting unit, a deterioration in the forecast or assumptions discussed above could result in a material impairment charge in future periods.

For the years ended December 31, 2016, 2015 and 2014, goodwill impairment charges recorded were $0, $27.4 million and $0, respectively.

There have been no goodwill impairment charges recognized for the Seven Seas Water reporting unit and, as such, the carrying value of goodwill at December 31, 2016 and 2015 represents the gross amount of goodwill attributable to the reporting unit. A reconciliation of the gross amount of goodwill and the carrying value of goodwill attributable to the Quench reporting unit for the years ended December 31, 2016 and 2015 are as follows (in thousands):

	December 31,
	2016	2015
Gross amount	$123,159	$123,159
Accumulated impairment losses	(27,353)	(27,353)
Carrying value	$95,806	$95,806

Other Intangible Assets

The gross and net carrying values of other intangible assets by major intangible asset class, are as follows (in thousands):

	December 31, 2016
	Gross Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Definite-lived intangible assets
Customer relationships	$59,239	$(12,839)	$46,400
Trade names	5,148	(574)	4,574
Non-compete agreements	190	(107)	83
Indefinite-lived intangible assets
Trade names	273	—	273
Total	$64,850	$(13,520)	$51,330

	December 31, 2015
	Gross Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Definite-lived intangible assets
Customer relationships	$59,161	$(8,227)	$50,934
Trade names	5,148	(353)	4,795
Non-compete agreements	190	(65)	125
Indefinite-lived intangible assets
Trade names	273	—	273
Total	$64,772	$(8,645)	$56,127

Amortization expense for these intangible assets for the years ended December 31, 2016, 2015 and 2014 was $4.9 million, $5.0 million and $2.4 million, respectively. Amortization expense for these intangible assets for 2017, 2018, 2019, 2020 and 2021 is expected to be $5.0 million, $5.0 million, $5.1 million, $4.8 million and $4.5 million, respectively.

There was no impairment expense related to other intangible assets recorded during the years ended December 31, 2016, 2015 and 2014.

10. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2016	2015
Employee-related liabilities	$4,493	$2,854
Professional fees	2,866	2,263
Other accrued expenses	5,716	6,604
Accrued liabilities	$13,075	$11,721

11. Long‑Term Debt

As of December 31, 2016 and 2015, long‑term debt included the following (in thousands):

	December 31,
	2016	2015
Trinidad Credit Agreement	$24,071	$20,357
USVI Credit Agreement	12,923	17,423
Quench Loan Agreement	40,000	40,000
BVI Loan Agreement	31,432	36,633
Seller Note Payable—BVI	—	5,625
Curacao Credit Facility	35,000	20,000
Vehicle financing	1,783	1,637
Total face value of long-term debt	145,209	141,675
Less: unamortized debt discounts and deferred financing fees	(1,493)	(4,315)
Total long-term debt, net of debt discounts and deferred financing fees	143,716	137,360
Less: current portion of long-term debt	(27,963)	(19,347)
Total long-term debt	$115,753	$118,013

Trinidad Credit Agreement

On April 9, 2012, Seven Seas Water (Trinidad) Unlimited, an indirect wholly‑owned subsidiary of the Company, entered into a credit agreement as a borrower with a bank to partially finance the construction of a water plant in Trinidad. The Trinidad Credit Agreement was subsequently amended on April 15, 2013 to modify restrictions related to distributions and certain financial covenants, May 21, 2013 to modify project completion and drawdown dates, September 9, 2013 to modify the final drawdown date and completion certificate requirements, May 20, 2014 to modify restrictions related to distributions, October 20, 2014 to reduce the minimum tangible net worth financial covenant of the

Company from $65.0 million to $50.0 million, June 4, 2015 to reduce restrictions related to financial and nonfinancial covenants, April 18, 2016 to establish a new non‑revolving facility for up to $8.0 million and to eliminate the debt service reserve requirement, which released $1.5 million of restricted cash for general use, and September 21, 2016 to add the AquaVenture Holdings Limited as a guarantor.

The Company began borrowing under the Trinidad Credit Agreement in August 2012 with the final drawdown of borrowed funds occurring in October 2013. During the drawdown period, the credit agreement provided for variable interest at LIBOR plus 4.0%. When the drawdown period was completed in October 2013, interest on 50% of the loan was fixed at 5.64% with the remaining 50% at a variable rate based on LIBOR plus 4.0%. The weighted‑average interest rate of the original facility was 5.1% as of December 31, 2016. The loan principal is repayable in equal monthly installments over a seven‑year period maturing in September 2020. Principal on the new $8.0 million non‑revolving facility, of which approximately $7.0 million was drawn on May 16, 2016 with the remaining drawn on August 15, 2016, is due in full in April 2019 while interest is payable monthly. During the drawdown period, the agreement provided for variable interest at LIBOR plus 4.65%. Upon final drawdown in August 2016, interest on 50% of the loan was fixed at 5.84% with the remaining 50% at a variable rate based on LIBOR plus 4.65%. The weighted‑average interest rate of the $8.0 million facility was 5.5% as of December 31, 2016. The bank holds a security interest in the shares and all of the assets of Seven Seas Water (Trinidad) Unlimited.

The Trinidad Credit Agreement is guaranteed by AquaVenture Holdings Limited. The Trinidad Credit Agreement limits the amount of additional indebtedness that Seven Seas Water (Trinidad) Unlimited can incur and places annual limits on capital expenditures for the subsidiary. Seven Seas Water (Trinidad) Unlimited is only permitted to make distributions to shareholders and affiliates of the Company if specified debt service coverage ratios are met and it is in compliance with all loan covenants. In addition, both Seven Seas Water (Trinidad) Unlimited and AquaVenture Holdings Limited, as guarantor, are subject to quarterly financial covenant compliance. The Company was in compliance with all such covenants as of December 31, 2016.

The Company may prepay the principal amounts of the loans, prior to the maturity date, in whole or in part.

USVI Credit Agreement

On March 27, 2013, Seven Seas Water Corporation (USVI), an indirect wholly‑owned subsidiary of the Company, entered into a credit agreement to partially finance the construction of a water plant in the USVI. The USVI Credit Agreement was subsequently amended on September 9, 2013 to modify certain agreement definitions, May 20, 2014 to modify restrictions related to distributions, October 20, 2014 to reduce the minimum tangible net worth financial covenant of the Company from $65.0 million to $50.0 million and September 21, 2016 to add the AquaVenture Holdings Limited as a guarantor.

The Company began borrowing under the USVI Credit Agreement in April 2013 with the final drawdown of borrowed funds occurring in October 2013. During the drawdown period, the credit agreement provided for variable interest at LIBOR plus 3.3%. When the drawdown period was completed in October 2013, interest on 60% of the loan was fixed at 4.6% with the remaining 40% at a variable rate based on LIBOR plus 3.3%. The weighted‑average interest rate was 4.2% as of December 31, 2016. The loan principal is repayable beginning in January 2014 in 24 monthly installments of $300 thousand followed by 26 monthly installments of $375 thousand with a final balloon payment of $7.7 million due in March 2018. The bank holds a security interest in the shares and all of the assets of Seven Seas Water Corporation (USVI).

The USVI Credit Agreement is guaranteed by AquaVenture holdings Limited. The USVI Credit Agreement limits the amount of additional indebtedness that Seven Seas Water Corporation (USVI) can incur and places annual limits on capital expenditures by the subsidiary. Seven Seas Water Corporation (USVI) is only permitted to make distributions to shareholders and affiliates of the Company if specified debt service coverage ratios are met and it is in compliance with all loan covenants. In addition, Seven Seas Water Corporation (USVI) must maintain a minimum debt service reserve fund with the bank and both Seven Seas Water Corporation (USVI) and AquaVenture Holdings Limited, as guarantor, are subject to quarterly financial covenant compliance. The Company was in compliance with all such covenants as of December 31, 2016.

The Company may prepay the principal amounts of the loans, prior to the maturity date, in whole or in part.

Quench Loan Agreement

On the date of Contribution Agreement, the liabilities of Quench included the Amended Loan and Security Agreement between a lender and Quench. The Quench Loan Agreement included: (i) a Tranche A Term Loan of $12.5 million with a maturity date of December 23, 2018; (ii) a Tranche B Term Loan of $7.5 million with a maturity date of December 23, 2018; and (iii) a Tranche C Term Loan of $10.0 million with a maturity date of December 23, 2018.

On June 16, 2014, the Quench Loan Agreement was amended in connection with the acquisition of Atlas. The third amendment included the following: (i) a consent of the acquisition of Atlas; (ii) a requirement for an $11 million capital contribution to Quench in connection with the Atlas acquisition; (iii) added and disbursed a Tranche D Term Loan in the amount of $10.0 million with a maturity date of December 23, 2018; and (iv) a grant of seven‑year warrants to the lender to purchase 60,635 of Class B Shares of the Company at a purchase price of $4.9477 per share.

The Quench Loan Agreement was subsequently amended on January 23, 2016 to delay the loan amortization payments until July 2016 and modify the amount of such payments. Subsequently, the Quench Loan Agreement was amended on July 25, 2016 to defer the commencement of principal payments on all Tranches until January 2017, modify the principal payment amounts and require the payment of $350 thousand upon the earlier of December 23, 2018 or the repayment of the entire outstanding principal balance of the Quench Loan Agreement.

The aggregate unpaid principal balance for all Tranches outstanding on December 23, 2016 shall be repaid in

23 equal monthly principal payments of $1.0 million, commencing on January 23, 2017 and one payment of $17.0 million on December 23, 2018.

The Tranche A Term Loan of $12.5 million contains an interest rate per annum equal to the base rate in effect for such month, plus 6% per annum, provided that in no event shall the interest rate per annum be less than 9.5%  (9.5% as of December 31, 2016). The Tranche B, C and D Loans of $7.5 million, $10.0 million and $10.0 million, respectively, each contain an interest rate per annum equal to the base rate in effect for such month, plus 5.5% per annum,  provided that in no event shall the interest rate per annum be less than 9.0%  (9.0% as of December 31, 2016). The base rate for each tranche is defined as the greater of the highest Prime Rate in effect during the month or the highest three‑month LIBOR rate in effect during each month, plus 2.5% per annum. Interest only payments are due monthly through the date the first principal payment is due.

Quench may prepay the principal amounts of the loans, prior to the maturity date, in whole or in part, provided that Quench concurrently pays all accrued and unpaid interest on the principal so prepaid.  Prepayments of the loans shall be applied pro rata to the principal installments due or outstanding on the loans.

The Quench Loan Agreement is collateralized by substantially all of Quench’s assets. In accordance with the negative covenants as defined within the Quench Loan Agreement, Quench is restricted from making distributions or declaring dividends without prior consent of the lender. In addition to a minimum net recurring revenue covenant, Quench is required to comply with certain other financial and nonfinancial covenants. Quench was in compliance with all such covenants as of December 31, 2016.

As noted above, pursuant to the Quench Loan Agreement amendment on June 16, 2014, the lender was granted a seven‑year warrant to purchase 60,635 Class B Shares of the Company at an exercise price of $4.9477 per share (“Class B Warrant”). The fair value of the Class B Warrant on the date of grant was determined to have an aggregate value of $132 thousand using the Black‑Scholes‑Merton option pricing model. The Class B Warrants are accounted for as a liability. An amount equal to the grant date fair value of the Class B Warrant was recorded as a debt discount and is being amortized over the remaining term of the Quench Loan Agreement. As of December 31, 2015, the Class B Warrant had a fair value of $97 thousand, and was classified as a long‑term liability in the consolidated balance sheets. Upon the completion of the IPO on October 12, 2016, the Class B warrants were triggered to be exercised by the lender. However, the lender chose not to exercise which led to their immediate forfeiture. The Company removed the liability upon the forfeiture during the fourth quarter of 2016.

The accretion of the Company’s debt for the years ended December 31, 2016, 2015 and 2014 was $107 thousand, $123 thousand $79 thousand, respectively, and is recorded as interest expense in the consolidated statements of operations.

BVI Loan Agreement

In connection with the acquisition of the capital stock of the BVI Acquiree in June 2015, the Company assumed the $43.0 million credit facility of its subsidiary, Seven Seas Water (BVI) Ltd., arranged by a bank (the “BVI Loan Agreement”). The BVI Loan Agreement closed on November 14, 2013 and was arranged to finance the construction of a desalination facility at Paraquita Bay in Tortola, BVI and other contractual obligations. The BVI Loan Agreement is project financing with recourse only to the stock, assets and cash flow of Seven Seas Water (BVI) Ltd. and is not guaranteed by the Company or any of its other subsidiaries. The BVI Loan Agreement is guaranteed by United Kingdom Export Finance. As of the acquisition date of June 11, 2015, $40.8 million remained outstanding. In addition, approximately $820 thousand is available as of December 31, 2015 for draw through October 2016. The BVI Loan Agreement is collateralized by all shares and underlying assets of Seven Seas Water (BVI) Ltd.

The BVI Loan Agreement provides for interest on the outstanding borrowings at LIBOR plus 3.5% per annum and interest is paid quarterly. As of December 31, 2016, the weighted-average interest rate was 4.3%. The loan principal is repayable quarterly beginning March 31, 2015 in 26 quarterly installments that escalate from 3.2% of the original principal balance to 4.6% of the original principal balance.

The BVI Loan Agreement includes both financial and nonfinancial covenants, limits the amount of additional indebtedness that Biwater (BVI) Ltd. can incur and places annual limits on capital expenditures for this subsidiary. The BVI Loan Agreement also places restrictions on distributions made by Seven Seas Water (BVI) Ltd. which is only permitted to make distributions to shareholders and affiliates of the Company if specified debt service coverage ratios are met and it is in compliance with all loan covenants. The BVI Loan Agreement contains a number of negative covenants restricting, among other things, indebtedness, investments, liens, dispositions of assets, restricted payments (including dividends), mergers and acquisitions, transactions with affiliates, prepayments of indebtedness, capital expenditures, changes in nature of business and joint ventures. In addition, Seven Seas Water (BVI) Ltd. is subject to quarterly financial covenant compliance, including minimum debt service and loan life coverage ratios, and must maintain a minimum debt service reserve fund with the bank. Seven Seas Water (BVI) Ltd. was in compliance with all such covenants as of December 31, 2016.

Seven Seas Water (BVI) Ltd. may prepay the principal amounts of the loans, after completing its obligations with respect to the sewage treatment plants and prior to the maturity date, in whole or in part.

Seller Note Payable—BVI

In connection with the acquisition of the capital stock of the BVI Acquiree in June 2015, the purchase price included a note payable in the amount of $5.6 million to the seller. The note payable: (i) bears no interest; (ii) is payable in 15 equal annual installments of $375 thousand beginning on the first anniversary of the BVI Purchase Agreement; (iii) terminates if the water purchase agreement with the government of the BVI is terminated under certain circumstances; and (iv) is unsecured and subordinated to all other indebtedness of the Company. The Company began accreting the value the note payable over the life of the loan using an interest rate of 9.0%, which is consistent with the Company’s current expected borrowing rate for this type of transaction. For the years ended December 31, 2016, 2015, and 2014, accretion expense was $226 thousand, $136 thousand and $0, respectively, which was recorded as interest expense in the consolidated statements of operations.

On December 1, 2016, the Company purchased the outstanding note payable to the seller for $1.7 million. The Company inherited all legal and beneficial right, title, interest and benefits in and to the note payable, free and clear of all mortgages, liens, licenses, pledges, charges, security interests, participations, restrictions or encumbrances of any kind. The Company no longer has any financial obligation to the seller under that note. The carrying value of that note payable on December 1, 2016 was $3.3 million. The Company recorded a gain on the early extinguishment of the note payable of approximately $1.6 million, which was recorded as other income in the consolidated statements of operations.

Curaçao Credit Facility

On June 18, 2015, AquaVenture Holdings Curaçao N.V., a wholly‑owned subsidiary, entered into a $35.0 million credit facility with a bank (the “Curaçao Credit Facility”). The Curaçao Credit Facility consists of a term loan of $20.0 million and a delayed draw term loan of up to $15.0 million which is available to be drawn through March 18, 2016. On March 9, 2016, AquaVenture Holdings Curacao N.V. drew the full $15.0 million of available borrowing under the facility. On September 21, 2016, the Curaçao Credit Facility was amended to add AquaVenture Holdings Limited as a guarantor. The Curaçao Credit Facility is non‑amortizing, matures in June 2019 and bears interest at either: (i) the higher of 1% or the ICE Benchmark Administration LIBOR Rate, plus an applicable margin ranging from 7.5% to 8.5% depending upon the leverage ratio as defined within the Curaçao Credit Facility; or (ii) the greater of the bank’s base rate or a federal funds rate plus 0.5%, plus an applicable margin ranging from 6.5% to 7.5% depending upon the leverage ratio as defined within the Curaçao Credit Facility. As of December 31, 2016, the interest rate was 9.5%.

The Curaçao Credit Facility is guaranteed by AquaVenture Holdings Limited and contains certain financial and nonfinancial covenants. The financial covenants include minimum interest coverage and maximum leverage ratio requirements that became effective on March 31, 2016 and exclude the operations of Quench, AVH Peru and ADB, which are considered unrestricted subsidiaries under the Curaçao Credit Facility, and any cash not available for general use. In addition, the Curaçao Credit Facility contains a number of negative covenants restricting, among other things, indebtedness, investments, liens, dispositions of assets, restricted payments (including dividends and certain transfers to and investments in Quench), mergers and acquisitions, transactions with affiliates, prepayments of indebtedness, capital expenditures, changes in nature of business and amendments of documents. The interest coverage ratio covenant will not apply if the Company’s minimum cash balance, excluding Quench, exceeds $5.0 million. The Company was in compliance with all such covenants as of December 31, 2016.

There is no prepayment fee on the Curaçao Credit Facility. The Curaçao Credit Facility is collateralized by all shares of AquaVenture Holdings Curaçao N.V. and the shares of certain other subsidiaries of AquaVenture Holdings Limited, excluding Quench and those with pre‑existing security interests.

Other Debt

The Company primarily finances its vehicles under three‑year terms with interest rates per annum ranging from 1.6% to 4.6%.

Maturities of Long‑Term Debt

Maturities of long‑term debt were as follows as of December 31, 2016 (in thousands):

Amount Due
2017	$27,963
2018	48,015
2019	54,558
2020	10,677
2021	3,996
2022 and thereafter	—
Total face value of long-term debt	$145,209

Restricted Net Assets

In accordance with the negative covenants as defined within the Quench Loan Agreement, Quench is prohibited from performing certain acts including, but not limited to, making loans to any other person or entity, making investments in any other person or entity, paying or declaring dividends on Quench’s stock, or transferring any of the assets of Quench deemed to be collateral without prior consent of the lender. As a result of the negative covenants, Quench is restricted from transferring its net assets to any of its affiliates as of December 31, 2016.

In accordance with the negative covenants as defined within the BVI Loan Agreement, Seven Seas Water (BVI) Ltd. is restricted from declaring dividends unless certain criteria, including financial ratios and operational commitments, under the BVI Loan Agreement have been met. Seven Seas Water (BVI) Ltd. met all the requirements as of December 31, 2016 and thus, there were no net asset restrictions for 2016. As of December 31, 2015, Seven Seas Water (BVI) Ltd. was restricted from declaring dividends as not all requirements were satisfied.

The Trinidad Credit Agreement and USVI Credit Agreement both contain provisions to restrict assets through the prohibition of dividends and the transfer of assets in the event the Company fails to meet certain financial ratios. As of December 31, 2016, Seven Seas Water Corporation (USVI) was restricted from declaring dividends or transferring assets as the company failed to meet such financial ratios under the USVI Credit Agreement. The Company exceeded such financial ratios under the USVI Credit Agreement as of December 31, 2015 and thus, there were no net asset restrictions for Seven Seas Water Corporation (USVI) for 2015. As of December 31, 2016 and 2015, the Company exceeded such financial ratios under the Trinidad Credit Agreement and thus, there were no net asset restrictions for Seven Seas Water (Trinidad) Unlimited for 2016 and 2015.

The Curacao Credit Agreement contains no restrictions on the transfer of net assets in the form of loans, advances or cash dividends to the ultimate parent company.

As of December 31, 2016 and 2015, the restricted net assets of the Company amounted to $162.8 million and $188.1 million, respectively, or approximately 44.3% and 71.0%, of total consolidated net assets, respectively.

Deferred Financing Fees

The Company incurred debt financing fees in relation to long‑term debt arrangements. These fees are amortized over the term of the related debt using the effective interest method. At December 31, 2016 and 2015, deferred financing fees, net of amortization, were $1.3 million and $1.8 million, respectively, and were recorded in long‑term debt in the consolidated balance sheets. Amortization expense related to debt financing fees for the years ended December 31, 2016, 2015 and 2014 was $816 thousand, $674 thousand and $609 thousand, respectively, and was included in interest expense in the consolidated statements of operations.

12. Fair Value Measurements

At December 31, 2016 and 2015, the Company had the following assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets:

•	U.S. Treasury securities are measured on a recurring basis and are recorded at fair value based on quoted market value in an active market, which is considered a Level 1 input.
•	Money market funds are measured on a recurring basis and are recorded at fair value based on each fund’s quoted market value per share in an active market, which is considered a Level 1 input.
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

There were no transfers into or out of Level 1, 2 or 3 assets during the years ended December 31, 2016 and 2015. Transfers between levels are deemed to have occurred if the lowest level of input were to change.

The Company’s fair value measurements as of December 31, 2016 and 2015 were as follows (in thousands):

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Asset/	for Identical	Observable	Unobservable
Assets/Liabilities Measured at Fair Value	(Liability)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
As of December 31, 2016
Recurring basis:
Money market funds	$29,523	$29,523	$—	$—
U.S. Treasury securities	$24,777	$24,777	$—	$—
As of December 31, 2015
Recurring basis:
Money market funds	$1,501	$1,501	$—	$—
Warrant liability	$(97)	$—	$—	$(97)
Acquisition contingent consideration	$(915)	$—	$—	$(915)
Non-recurring basis:
Goodwill	$98,023	$—	$—	$98,023

The following table sets forth the changes in the estimated fair value for the Level 3 classified warrant liability (in thousands):

	December 31,
	2016	2015
Fair value at beginning of year	$97	$120
Change in fair value	(10)	(23)
Exercised	(87)	—
Fair value at end of year	$—	$97

Prior to the IPO, the Company used the following assumptions were used to determine the fair value of the warrant liability as of September 30, 2016: (i) expected term of 4.7 years; (ii) expected volatility of 32.0%; (iii) risk‑free rate of 1.2%; and (iv) expected dividends of 0%. The Company recorded a gain on the change in fair value for the nine months ended September 30, 2016 of $10 thousand which was recorded in other expense in the consolidated statements of operations. The Company recorded a gain on the change in fair value for the years ended December 31, 2015 and 2014 of $23 thousand and $12 thousand, respectively, which was recorded in other expense in the consolidated statements of operations.

Exercise of the warrants were triggered upon the IPO in October 2016. The holder of the warrants elected to exercise using the cashless-exercise feature which resulted in no shares being issued. Upon exercise, the Company removed the remaining warrant liability and recorded a gain of $87 thousand which was recorded as other income in the consolidated statements of operations.

See Note 17—“Commitments and Contingencies” for changes in the estimated fair value and additional information on the acquisition contingent consideration. At December 31, 2016, there were no remaining acquisition contingent consideration obligations as a result of final payments being made during the year ended December 31, 2016.

Goodwill at December 31, 2015 of $98.0 million represents the aggregated goodwill balance of the Company. The portion of goodwill balance measured at fair value was $95.8 million and was related to the Quench reporting unit. The remaining portion of the goodwill balance related to the Seven Seas Water reporting unit is recorded at carrying value. See Note 9—“Goodwill and Other Intangible Assets” for additional discussion.

13. Shareholders’/Members’ Equity

The following table provides the number of shares authorized, issued and outstanding by class of shares issued by AquaVenture as of December 31 (in thousands):

	2016			2015
		Issued and			Issued and
Class of shares	Authorized	Outstanding	Amount	Authorized	Outstanding	Amount
Shareholders' Equity
Ordinary shares	250,000	26,388	—	—	—	—

Members' Equity
Class A preferred shares (1)	—	—	—	40,700	40,700	195,988
Class B shares	—	—	—	23,750	22,436	84,246
Class Q shares	—	—	—	29,037	29,037	143,666
Common Shares (2)				30,669	11,786	4,974
Management Incentive Plan shares	—	—	—	7,900	7,679	—

(1)	Class A preferred shares include Class A – 1 preferred shares, Class A – 2 preferred shares, Class A – 3 preferred shares and Class A – 4 preferred shares
(2)	Common shares include Ordinary shares and Incentive shares

As described in Note 1—“Description of the Business”, the Company completed a reorganization on October 4, 2016, resulting in each Class A Preferred share, Class B share, Class Q share, Common share, and MIP share being converted into ordinary shares of AquaVenture Holdings Limited pursuant to the terms of AquaVenture Holdings LLC’s limited liability company agreement. Quench USA Holdings LLC, a member of AquaVenture Holdings LLC, then merged with a separate newly formed subsidiary of AquaVenture Holdings Limited, resulting in the distribution of shares of AquaVenture Holdings Limited to its members pursuant to the terms of Quench USA Holdings LLC’s limited liability company agreement.

14. Share‑based Compensation

Conversion Upon Corporate Reorganization

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

The Quench USA Holdings LLC 2014 Equity Incentive Plan and Quench USA, Inc. 2008 Stock Plan (“Quench Equity Plans”) were assumed by AquaVenture Holdings Limited on October 4, 2016. All outstanding awards of the Quench Equity Plans were also converted to equity awards of AquaVenture Holdings Limited, with the underlying security being ordinary shares of the AquaVenture Holdings Limited. Consistent with the effects of the conversion on the AquaVenture Holding LLC equity awards, economics for each outstanding award were retained and all terms, including vesting, remained unchanged.

Equity Awards Activity Before Corporate Reorganization

AquaVenture Equity Awards

The AquaVenture Holdings LLC Equity Incentive Plan, which was amended on June 6, 2014 and October 27, 2014, allows for the issuance of MIP shares, Incentive shares, Class B shares, and the grant of options to purchase Common shares (including both Incentive shares and Ordinary shares) and Class B shares, to officers, employees, managers, directors and other key persons, including consultants to the Company (collectively, the “Participants”). All such grants are subject to time‑based vesting, which is determined on a grant‑by‑grant basis, and certain other restrictions.

As of December 31, 2015 and 2014, the aggregate number of shares by class authorized for grant under the Equity Incentive Plan, subject to adjustment upon a change in capitalization, was: (i) 7.9 million MIP shares; (ii) 10.7 million Common shares (including both Incentive and Ordinary shares); and (iii) 6.0 million Class B shares.

Class B shares, MIP shares and Incentive shares granted as “profits interests” for federal tax purposes had a hurdle price equal to their fair value at the time of grant, and options to purchase shares have an exercise price equal to their fair value at time of grant. The contractual term of options awarded is typically ten years, while all other award types contain no contractual term. Holders of the Class B shares, MIP shares and Incentive shares were entitled to receive distributions (i) with respect to their vested shares, when such distributions are made, and (ii) with respect to their unvested shares, when such shares vest. Upon termination of a recipient’s business relationship with the Company, the Company has the right, but not the obligation, to repurchase the vested shares or shares issued upon exercise of an option, at the then fair value of such shares during periods specified in the awards. Unvested shares and options expire on the termination of the recipient’s business relationship.

During the year ended December 31, 2015, the Company granted Class B shares and options to purchase Class B shares, each having the following time‑based vesting schedule: (i) 25% of the grant vests on the first anniversary of the vesting commencement date specified in the award and (ii) 6.3% of the grant vests quarterly thereafter. During 2016, the Company did not issue any grants under the AquaVenture Holdings LLC Equity Incentive Plan.

The Company uses the Black‑Scholes option pricing model to determine the fair value of the Incentive shares, Class B shares and options to purchase Ordinary shares and Class B shares granted under the plan. The following weighted average assumptions by share class were used to determine such fair values of the awards granted during the years ended December 31:

	2015		2014
		Options to		Options to
		Purchase		Purchase
	Class B	Class B	Incentive	Ordinary	Class B
	Shares	Shares	Shares	Shares	Shares
Expected term (years)	2.4	6.3	2.5	6.3	2.5
Expected volatility	24.9%	31.7%	27.7%	37.9%	25.0%
Risk-free rate	0.7%	1.9%	0.6%	2.0%	0.8%
Expected dividends	—%	—%	—%	—%	—%

The simplified method was used to determine the expected term assumptions as the Company does not have sufficient history to make more refined estimates of the expected term. The risk‑free rate assumption was based on U.S. Treasury yields with similar terms. Since these shares were not publicly traded and its shares are rarely traded privately, expected volatility was estimated based on historical results of comparable industry peer companies that are publicly traded. The expected dividend yield is 0% because the Company does not have a history of paying dividends or future plans of doing so.

The Company used an alternative option pricing method to derive the fair value of the MIP shares granted during the year ended December 31, 2014 as a result of MIP shares being limited to a maximum of $1.00 per share of value for the holder. The alternative option pricing method calculates the fair value of equity securities by determining the net value of call options which represent the present value of expected future returns to each class of securities. In determining the fair value of the MIP shares, the Company used an expected term of 1.3 years, expected volatility of

40%, a risk‑free rate of 0.1%, expected dividends of 0% and the current equity value of the Company. In addition, the Company applied a 15% discount rate to the value of the calculated value of the call options due to the lack of marketability of the securities.

The following table presents the activity of the Incentive shares, MIP shares and Class B shares for the period ended October 4, 2016 (date Corporate Reorganization was completed) and years ended December 31, 2015 and 2014 (in thousands, except per share amounts):

	Incentive Shares		MIP Shares		Class B Shares
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Grant Date	Number	Grant Date	Number	Grant Date
	of Shares	Fair Value	of Shares	Fair Value	of Shares	Fair Value
Outstanding as of December 31, 2013	2,642	$0.17	—	$—	—	$—
Granted	525	$0.38	7,797	$0.31	5,252	$0.82
Forfeited	(1,105)	$0.18	(2,924)	$0.31	—	$—
Vested	(1,105)	$0.15	—	$—	—	$—
Outstanding as of December 31, 2014	957	$0.28	4,873	$0.31	5,252	$0.82
Granted	—	$—	—	$—	145	$0.80
Forfeited	(345)	$0.28	(3,815)	$0.31	(1,325)	$0.81
Vested	(106)	$0.16	(118)	$0.31	—	$—
Unvested as of December 31, 2015	506	$0.30	940	$0.31	4,072	$0.81
Vested	(180)	$0.28	(940)	$0.31	(1,025)	$0.81
Forfeited	—	$—	—	$—	(7)	$0.82
Converted upon Corporate Reorganization	(326)	$0.31	—	$—	(3,040)	$0.81
Unvested as of October 4, 2016	—	$—	—	$—	—	$—

During the years ended December 31, 2015 and 2014, the per share intrinsic value of the vested Incentive shares was $2.09. The per share intrinsic value of the vested MIP shares was $0 during the both the years ended December 31, 2015 and 2014. The per share intrinsic of the vested Class B shares vested during the year ended December 31, 2015 was $0. As of December 31, 2015, 328 thousand Incentive shares had a hurdle price of $2.09 while the remaining 178 thousand shares had a hurdle price of $0. All of the Class B shares had a hurdle price of $4.95 per share as of December 31, 2015. The MIP shares had a hurdle price of $0 as of December 31, 2015.

The following table presents the activity of options to purchase Ordinary shares and Class B shares for the period ended October 4, 2016 (date Corporate Reorganization was completed) and years ended December 31, 2015 and 2014 (in thousands, except per share amounts):

	Options to Purchase			Options to Purchase
	Ordinary Shares			Class B Shares
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Exercise	Average		Exercise	Average
	Number of	Price	Grant Date	Number of	Price	Grant Date
	Options	Per Share	Fair Value	Options	Per Share	Fair Value
Outstanding as of December 31, 2013	1,089	$0.55		—	$—
Granted	412	$2.59	$1.05	—	$—	$—
Exercised	(24)	$0.53		—	$—
Forfeited	(39)	$2.13		—	$—
Expired	(28)	$0.53		—	$—
Outstanding as of December 31, 2014	1,410	$1.11		—	$—
Granted	—	$—	$—	176	$4.95	$1.73
Exercised	(72)	$0.60		—	$—
Forfeited	(7)	$1.83		(6)	$4.95
Expired	(12)	$0.66		—	$—
Outstanding as of December 31, 2015	1,319	$1.14		170	$4.95
Exercised	(2)	$0.60		—	$—
Forfeited	(2)	$1.78		—	$—
Expired	(7)	$0.60		—	$—
Converted upon Corporate Reorganization	(1,308)	$1.14		(170)	$4.95
Outstanding as of October 4, 2016	—	$—		—	$—
Exercisable as of October 4, 2016	—	$—		—	$—

The total intrinsic value of options exercised during the years ended December 31, 2015 and 2014 was $1.99 and $2.06 per share, respectively. There were no options to purchase Class B shares exercised during the years ended December 31, 2016, 2015 or 2014.

Quench USA Holdings, LLC Equity Awards

In addition to being eligible for AquaVenture equity awards, employees of Quench USA remain eligible for continued vesting of Quench USA Holdings, LLC equity awards granted before the date of the Contribution.

The Company recognizes share‑based compensation expense for equity awards that will continue to vest and for new awards granted by Quench USA Holdings, LLC to the extent such expense was not previously recorded. The equity awards that continued to vest subsequent to the date of the Contribution Agreement include options to purchase ordinary shares of Quench USA Holdings, LLC and incentive shares of Quench USA Holdings, LLC granted as “profits interests” for federal income tax purposes. Equity awards granted after the date of the Contribution include options to purchase ordinary shares of Quench USA Holdings, LLC. The awards granted pursuant to the Quench USA Holdings, LLC equity incentive plan are typically subject to time‑based vesting terms from the vesting commencement date and certain other restrictions. Both options and incentive shares granted as “profits interests” are typically subject to a time‑based vesting term, which is determined on a grant‑by‑grant basis. Incentive shares granted as “profits interests” have a hurdle price equal to their fair value at the time of grant, and options to purchase shares have an exercise price equal to their fair value at time of grant. The contractual term of options awarded is ten years, while the incentive shares contain no contractual term. Holders of incentive shares were entitled to receive distributions (i) with respect to their vested shares, when such distributions are made, and (ii) with respect to their unvested shares, when such shares vest. Upon termination of a recipient’s business relationship with the Company, the Company has the right, but not the obligation, to repurchase the vested shares or shares issued upon exercise of an option, at the then fair value of such shares during periods specified in the award. Unvested shares and options expire on the termination of the recipient’s business relationship.

The Company uses the Black‑Scholes option pricing model to determine both the grant date fair value and fair value as of the end of each period of the Quench USA Holdings, LLC awards granted or vested subsequent to the date of the Contribution. The share‑based compensation expense recorded within the consolidated statements of operations reflects the vested portion of the fair value of equity awards as of December 31, 2015. The weighted‑average assumptions for the awards granted subsequent to the date of the Contribution Agreement were: (i) expected term of 6.25 years; (ii) expected volatility of 35.2%; (iii) risk‑free rate of 1.9%; and (iv) expected dividend percentage of 0%. There were no grants of Quench USA Holdings, LLC awards during the years ended December 31, 2016 and 2015. As of the date of conversion and as of December 31, 2015 and 2014, the Company determined there was no difference between the grant date fair value of the outstanding equity awards and the fair value as of December 31, 2015 and 2014, and, as a result, no additional share‑based compensation was recorded.

The following table presents the activity of the Quench USA Holdings, LLC incentive shares granted as “profits interests” for the period ended October 4, 2016 (date Corporate Reorganization was completed), the year ended December 31, 2015 and the period from June 6, 2014 through December 31, 2014 (in thousands, except per share amounts):

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding as of June 6, 2014	7,000	$0.13
Vested	(2,000)	$0.13
Outstanding as of December 31, 2014	5,000	$0.13
Vested	(4,000)	$0.13
Outstanding as of December 31, 2015	1,000	$0.13
Vested	(1,000)	$0.13
Converted upon Corporate Reorganization	—	$—
Outstanding as of October 4, 2016	—	$—

For both the period from June 6, 2014 through December 31, 2014 and the year ended December 31, 2015, the intrinsic value of such vested shares was $0 per share.

The following table presents the activity of options to purchase Quench USA Holdings, LLC shares for the period ended October 4, 2016 (date Corporate Reorganization was completed), the year ended December 31, 2015 and the period from June 6, 2014 through December 31, 2014 (in thousands, except per share amounts):

		Weighted
		Average	Weighted
		Exercise	Average
	Number of	Price Per	Grant Date
	Options	Share	Fair Value
Outstanding as of June 6, 2014	2,189	$1.02
Granted	905	$1.00	$0.38
Forfeited	(9)	$1.00
Outstanding as of December 31, 2014	3,085	$1.01
Forfeited	(317)	$1.00
Expired	(268)	$1.02
Outstanding as of December 31, 2015	2,500	$1.01
Forfeited	(143)	$1.00
Expired	(87)	$1.00
Converted upon Corporate Reorganization	(2,270)	$1.02
Outstanding as of October 4, 2016	—	$—
Exercisable as of October 4, 2016	—	$—

There were no options exercised during the period ended October 4, 2016 (date Corporate Reorganization was completed), the year ended December 31, 2015 and the period from June 6, 2014 through December 31, 2014.

Equity Awards Activity After Corporate Reorganization

As described above, pursuant to the terms of AquaVenture Holdings LLC’s limited liability agreement, all of the outstanding equity awards of AquaVenture Holdings LLC were converted to equity awards of AquaVenture Holdings Limited, with the underlying security being ordinary shares of AquaVenture Holdings Limited. In addition, the Quench USA Holdings LLC 2014 Equity Incentive Plan and Quench USA, Inc. 2008 Stock Plan (“Quench Equity Plans”) were assumed by AquaVenture Holdings Limited on October 4, 2016. All outstanding awards of the Quench Equity Plans were also converted to equity awards of AquaVenture Holdings Limited, with the underlying security being ordinary shares of the AquaVenture Holdings Limited. Issuances of securities under the AquaVenture Holdings LLC Amended and Restated Equity Incentive Plan, Quench USA Holdings LLC 2014 Equity Incentive Plan and Quench USA, Inc. 2008 Stock Plan Incentive Stock Option Plan ceased effective October 5, 2016 at the time of the effectiveness of the IPO. As a result, no securities remain available for issuance under these plans.

On September 22, 2016, the Company approved and adopted the AquaVenture Holdings Limited 2016 Share Option and Incentive Plan (“2016 Plan”), which allows for the issuance of incentive share options, non-qualified share options, share appreciation rights, restricted share units, restricted share awards, unrestricted share awards, cash-based awards, performance share awards and dividend equivalent rights to officers, employees, managers, directors and other key persons, including consultants to the Company. The aggregate number of ordinary shares initially available for issuance, subject to adjustment upon a change in capitalization, under the 2016 Plan is 5.0 million shares. The shares available for issuance will increase annually by 4% of the number of ordinary shares issued and outstanding on the immediately preceding December 31.

Options to Purchase Ordinary Shares

Options to purchase ordinary shares granted by the Company contains time-based vesting terms ranging from two to four years. The exercise price of the option to purchase ordinary shares will be equal to the closing share price of Company’s ordinary shares on the date of grant. The contractual term of options to purchase ordinary shares awarded is ten years. Upon the termination of the recipient’s business relationship, unvested options to purchase ordinary shares are forfeited while vested options to purchase ordinary shares will remain eligible for exercise for a period of 90 days from the recipient’s termination date. Generally, after 90 days from the recipient’s termination date, the vested options to purchase ordinary shares expire.

The Company uses the Black‑Scholes option pricing model to determine the fair value of the options to purchase ordinary shares under the plan. The following weighted average assumptions were used to determine such fair values of the option awards granted during the year ended December 31:

2016
Options to
Purchase
Ordinary Shares
Expected term (years)	5.7
Expected volatility	30.7%
Risk-free rate	1.4%
Expected dividends	—%

The simplified method was used to determine the expected term assumptions as the Company does not have sufficient history to make more refined estimates of the expected term. The risk‑free rate assumption was based on U.S. Treasury yields with similar terms. Expected volatility is based on the historical volatility of a selected peer group over a period equivalent to the expected term. The expected dividend yield is 0% because the Company does not have a history of paying dividends or future plans of doing so.

The following table presents the activity of options to purchase ordinary shares, including those converted from the Corporate Reorganization for the year ended December 31, 2016 (in thousands, except per share amounts):

	Options to Purchase
	Ordinary Shares
		Weighted
		Average	Weighted
		Exercise	Average
	Number of	Price	Grant Date
	Options	Per Share	Fair Value
Converted upon Corporate Reorganization	205	$22.61
Granted	3,548	$18.07	$5.70
Forfeited	(11)	$19.76
Expired	(1)	$15.98
Outstanding as of December 31, 2016	3,741	$18.31
Exercisable as of December 31, 2016	145	$20.85

On October 6, 2016, the Company granted options to purchase 3.5 million ordinary shares with an exercise price of $18.00 per share under the 2016 Plan. The options to purchase ordinary shares have a time-based vesting schedule ranging from two to four years. The grant date fair value of the granted options to purchase ordinary shares was approximately $20 million, which will be recognized over the requisite service period.

There were no options to purchase ordinary shares exercised during the year ended December 31, 2016.

The remaining weighted‑average contractual term for options to purchase ordinary shares outstanding as of December 31, 2016 was 9.59 years. The remaining weighted‑average contractual term for options to purchase ordinary shares exercisable as of December 31, 2016 was 5.74 years. The aggregate intrinsic value of options to purchase ordinary shares outstanding as of December 31, 2016 was $23.8 million. The aggregate intrinsic value of options to purchase ordinary shares exercisable as of December 31, 2016 was $0.9 million.

As of December 31, 2016, total unrecognized compensation expense related to the options to purchase ordinary shares was $14.2 million, which will be recognized over a weighted‑average remaining period of 1.9 years.

Restricted Awards

Restricted awards include restricted share units and restricted share awards. Restricted share units are settled in ordinary shares upon the satisfaction of stated restrictions and conditions at the time of grant while restricted share awards are considered issued and outstanding ordinary shares, subject to trading restrictions until satisfaction of stated restrictions and conditions, at the time of grant and shall have the same rights as a shareholder of the Company, including voting and dividend rights. Restricted awards granted by the Company contain time-based vesting terms ranging from two to four years and have no contractual term. Generally, unvested restricted awards will be forfeited on the termination of the recipient’s business relationship. Following the Corporate Reorganization during the year ended December 31, 2016, the Company granted restricted share units having a time‑based vesting schedule of two years.

The following table presents the activity of restricted awards, including those converted from the Corporate Reorganization for the year ended December 31, 2016 (in thousands, except per share amounts):

	Restricted Share Units
		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Converted upon Corporate Reorganization	3	$6.51
Granted	200	$19.97
Vested	(1)	$9.12
Forfeited	—	$—
Unvested as of December 31, 2016	202	$19.80

The fair market value of restricted awards is determined based on the closing share price of Company’s ordinary shares on the date of grant, and is amortized on a straight-line basis over the requisite service period.

As of December 31, 2016, total unrecognized compensation expense related to the restricted share units was $3.7 million, which will be recognized over a weighted‑average remaining period of 1.9 years.

Share‑Based Compensation Expense

Total share‑based compensation expense recognized related to all equity awards during the years ended December 31, 2016, 2015 and 2014 was $4.0 million, $3.3 million, and $1.8 million respectively. There was no related tax benefit for the years ended December 31, 2016, 2015 and 2014 as a full deferred tax asset valuation allowance was recorded.

15. Loss per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) attributable to ordinary shareholders for the period by the weighted-average number of ordinary shares outstanding during the same period. Basic weighted-average shares outstanding excludes unvested shares of restricted share awards. Diluted earnings (loss) per share is computed by dividing net earnings (loss) attributable to ordinary shareholders for the period by the weighted-average number of ordinary shares outstanding adjusted to give effect to potentially dilutive securities using the treasury stock method, except where the effect of including the effect of such securities would be anti-dilutive.

There were no ordinary shares outstanding prior to October 6, 2016, therefore no loss per share information has been presented for any period prior to that date. The following table reconciles net loss to net loss applicable to ordinary shareholders (in thousands, except per share amounts):

October 6, 2016
through
December 31, 2016
Numerator:
Net loss	$(7,314)

Denominator:
Weighted-average ordinary shares outstanding - basic and diluted	25,784

Loss per share - basic and diluted	$(0.28)

Given that the Company had a net loss for the period from October 6, 2016 through December 31, 2016, the period following the reorganization transactions and IPO, the calculation of diluted loss per share is computed using basic weighted average ordinary shares outstanding.

Approximately 3.8 million weighted-average outstanding share awards were excluded from the calculation of diluted earnings per share because their effect was antidilutive.

16. Employee Benefit Plans

On April 1, 2013, the Company began offering a defined contribution 401(k) plan to its Seven Seas Water employees in the United States (“SSW Plan”). The Company contributes 3% of each employee’s compensation to the SSW Plan. In addition, on June 6, 2014 in connection with the acquisition of Quench, the Company assumed the Quench USA, Inc. 401(K) Profit Sharing Plan and Trust (“Quench Plan”) which covers substantially all of the employees of Quench. The Company matches 50% of the first 6% of the employee’s compensation deferred in the Quench Plan. The Company’s expense for both the plans for the years ended December 31, 2016, 2015 and 2014 was $795 thousand, $592 thousand and $443 thousand, respectively.

17. Commitments and Contingencies

Asset Retirement Obligations

ARO liabilities, which arise from contractual requirements to perform certain asset retirement activities and is generally recorded when the asset is constructed, is based on the Company’s engineering estimates of future costs to dismantle and remove equipment from a customer’s plant site and to restore the site to a specified condition at the conclusion of a contract. As appropriate, the Company revises certain of its liabilities based on changes in the projected costs for future removal and shipping activities. These revisions, along with accretion expense, are included in cost of revenues in the consolidated statements of operations.

A reconciliation of the beginning and ending amounts of the ARO is as follows (in thousands):

	December 31,
	2016	2015
Asset retirement obligation at beginning of year	$1,057	$997
Additional liabilities incurred	10	24
Accretion of obligation	43	36
Valuation adjustments	(55)	—
Asset retirement obligation at end of year	$1,055	$1,057

During the year ended December 31, 2016, certain of the Company’s existing contracts were extended. As a result, the Company recorded a gain of $55 thousand during year ended December 31, 2016 for the revaluation of the ARO based on changes in the projected costs for future removal and shipping activities. Of the total valuation adjustments during 2016, $32 thousand related to one contract extension which was expensed in the consolidated statement of operations as the underlying asset had been fully depreciated. No valuation adjustments were recorded during the years ended December 31, 2015 and 2014.

During the years ended December 31, 2016, 2015 and 2014, the Company recorded accretion expense of $43 thousand, $36 thousand and $35 thousand, respectively.

At December 31, 2016 and 2015, the current portion of the ARO liabilities was $0 and $209 thousand, respectively, and was recorded in accrued liabilities in the consolidated balance sheets. At December 31, 2016 and 2015, the long‑term portion of the ARO liabilities was $1.1 million and $848 thousand, respectively, and was recorded in other long‑term liabilities in the consolidated balance sheets. As a result of a contract extension during 2016, $209 thousand was reclassified from accrued liabilities to other long‑term liabilities as of December 31, 2016.

As of December 31, 2016, the Company estimated remaining payments (undiscounted) for the ARO liability to be $1.5 million.

Acquisition Contingent Consideration

Acquisition contingent consideration represents the net present value of the additional purchase price that is contingent on the future performance of an acquired business. The acquisition contingent consideration was derived in connection with certain historical acquisitions made by Quench prior to June 6, 2014.

A reconciliation of the beginning and ending amounts of the acquisition contingent consideration is as follows (in thousands):

	December 31,
	2016	2015
Acquisition contingent consideration at beginning of year	$915	$1,855
Payments	(864)	(932)
Valuation adjustments	(86)	(124)
Interest accretion	35	116
Acquisition contingent consideration at end of year	$—	$915

The acquisition contingent consideration liability was recorded at fair value as of December 31, 2015 based on a probability‑weighted discounted cash flow model which utilizes unobservable inputs such as the forecasted achievement of performance targets throughout the earn‑out period, the term of the earn‑out period and a discount rate of 10%. Any change in the valuation of the acquisition contingent consideration was recorded as a valuation adjustment within SG&A in the consolidated statements of operations.

At December 31, 2016, there were no acquisition contingent consideration obligations remaining as a result of final payments being made of $850 thousand in April 2016, and $14 thousand in September 2016. At December 31, 2015, $915 thousand was classified as current and recorded in accrued liabilities in the consolidated balance sheets. The Company recorded accretion expense within the consolidated statements of operations of $35 thousand, $116 thousand and $116 thousand, respectively, for the years ended December 31, 2016, 2015 and 2014. The Company recorded a gain on the change in fair value for the years ended December 31, 2016, 2015 and 2014 of $86 thousand and $124 thousand and $45 thousand, respectively, which was recorded in SG&A in the consolidated statements of operations.

Leases

The Company leases space and operating assets under non‑cancelable operating leases expiring at various dates with some containing escalation in rent clauses, rent concessions and/or renewal options. Minimum lease payments under operating leases are recognized on a straight‑line basis over the term of the lease, including any periods of free rent. Rent expense for the years ended December 31, 2016, 2015 and 2014 was $1.9 million, $1.8 million and $1.5 million, respectively.

Future minimum lease payments under non‑cancelable operating leases are summarized as follows (in thousands):

Years ending December 31:
2017	$1,390
2018	1,146
2019	597
2020	300
2021	214
Thereafter	254
$3,901

Change in Control Incentive Bonus Plan

In connection with the Contribution on June 6, 2014, the Company assumed a management and incentive bonus (“Quench MIP”) pursuant to which certain employees of Quench USA were entitled to a special cash bonus upon the occurrence of a sale event. As defined in the Quench MIP, a sale event includes, but is not limited to, an initial public offering. The potential cash bonus pool under the Quench MIP would be the lesser of: (i) 10% of the value of the outstanding securities of Quench USA Holdings LLC in excess of $21 million after giving effect to all payments under the plan; or (ii) $6 million.

As of December 31, 2015, the Company had not recorded any liability related to the Quench MIP as no events had occurred nor was it probable an event would occur that would require payment under the Quench MIP. On October 12, 2016, the Company completed its IPO which triggered payment of the Quench MIP. Based on the terms of the Quench MIP, the Company paid to certain of its employees an aggregate of $6.1 million of cash, which was recorded in SG&A expenses in the consolidated statements of operations during the fourth quarter of 2016. No further obligations are due under the Quench MIP.

Litigation

The Company, may, from time to time, be a party to legal proceedings, claims, and administrative matters that arise in the normal course of business. The Company has made accruals with respect to certain of these matters, where appropriate, that are reflected in the consolidated financial statements but are not, individually or in the aggregate, considered material. For other matters for which an accrual has not been made, the Company has not yet determined that a loss is probable or the amount of loss cannot be reasonably estimated. While the ultimate outcome of the matters cannot be determined, the Company currently does not expect that these proceedings and claims, individually or in the aggregate, will have a material effect on the consolidated financial position, results of operations, or cash flows. The outcome of any litigation is inherently uncertain, however, and if decided adversely to the Company, or if the Company determines that settlement of particular litigation is appropriate, the Company may be subject to liability that could have a material adverse effect on the consolidated financial position, results of operations, or cash flows. The Company maintains liability insurance in such amounts and with such coverage and deductibles as management believes is reasonable. The principal liability risks that the Company insures against are customer lawsuits caused by damage or nonperformance, workers’ compensation, personal injury, bodily injury, property damage, directors’ and officers’ liability, errors and omissions, employment practices liability and fidelity losses. There can be no assurance that the Company’s liability insurance will cover all events or that the limits of coverage will be sufficient to fully cover all liabilities. As of December 31, 2016 and 2015, the Company determined there are no matters for which a material loss is reasonably possible or the Company has either determined that the range of loss is not reasonably estimable or that any reasonably estimable range of loss is not material to the consolidated financial statements.

Purchase Commitments

The Company has entered into commitments to complete the construction of certain desalination plants. As of December 31, 2016, these commitments totaled approximately $1.1 million.

18. Supplemental Cash Flow Information

Supplemental cash flow information is as follows for the years ended December 31 (in thousands):

	2016	2015	2014
Cash paid during the period:
Income taxes, net	$427	$41	$6
Interest, net	$10,606	$7,392	$4,380
Non-Cash Transaction Information
Adjustment for extinguishment/reissuance of Class A preferred shares	$—	$—	$109,588
Class Q share issuance related to acquisitions	$—	$—	$143,666
Class B share issuance related to acquisitions	$—	$—	$16,500
Note payable to seller related to acquisitions	$—	$3,274	$—
Non-cash capital expenditures	$1,294	$3,039	$1,223
Unpaid offering costs	$1,167	$822	$—
Deferred offering costs reclassified to additional paid-in-capital	$7,004	$—	$—
Unpaid debt financing costs	$—	$22	$—
Non-cash issuance of warrants	$—	$—	$132

19. Segment Reporting

The Company has two operating and reportable segments including Seven Seas Water and Quench. This determination is supported by, among other factors: the existence of individuals responsible for the operations of each segment and who also report directly to the Company’s chief operating decision maker (“CODM”), the nature of the segment’s operations and information presented to the Company’s governing board and CODM.

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

The following table provides information by reportable segment for the year ended December 31, 2016 (in thousands):

	Year Ended December 31, 2016
	Seven Seas
	Water	Quench	Total
Revenues:
Bulk water	$55,861	$—	$55,861
Rental	—	48,699	48,699
Other	—	9,540	9,540
Total revenues	55,861	58,239	114,100
Gross profit:
Bulk water	24,304	—	24,304
Rental	—	27,262	27,262
Other	—	4,398	4,398
Total gross profit	24,304	31,660	55,964
Selling, general and administrative expenses	23,825	44,334	68,159
Income (loss) from operations	479	(12,674)	(12,195)
Other expense, net	(3,677)	(4,145)	(7,822)
Loss before income tax expense	(3,198)	(16,819)	(20,017)
Income tax expense	455	—	455
Net loss	$(3,653)	$(16,819)	$(20,472)
Other information:
Depreciation and amortization expense	$16,543	$13,573	$30,116
Interest expense	$7,071	$4,153	$11,224
Interest income	$666	$8	$674
Gain on extinguishment of debt	$1,610	$—	$1,610
Gain on bargain purchase, net of deferred taxes	$1,429	$—	$1,429
Expenditures for long-lived assets	$8,725	$11,294	$20,019
Amortization of deferred financing fees	$599	$217	$816
As of December 31, 2016
Total assets	$343,269	$193,427	$536,696

The following table provides information by reportable segment for the year ended December 31, 2015 (in thousands):

	Year Ended December 31, 2015
	Seven Seas
	Water	Quench	Total
Revenues:
Bulk water	$47,444	$—	$47,444
Rental	—	44,654	44,654
Other	—	8,237	8,237
Total revenues	47,444	52,891	100,335
Gross profit:
Bulk water	18,354	—	18,354
Rental	—	24,444	24,444
Other	—	4,047	4,047
Total gross profit	18,354	28,491	46,845
Selling, general and administrative expenses	17,190	32,247	49,437
Goodwill impairment	—	27,353	27,353
Income (loss) from operations	1,164	(31,109)	(29,945)
Other expense, net	(4,749)	(4,122)	(8,871)
Loss before income tax expense	(3,585)	(35,231)	(38,816)
Income tax expense	2,973	—	2,973
Net loss	$(6,558)	$(35,231)	$(41,789)
Other information:
Depreciation and amortization expense	$13,499	$10,643	$24,142
Interest expense, net	$4,390	$4,122	$8,512
Expenditures for long-lived assets	$11,597	$11,364	$22,961
Amortization of deferred financing fees	$558	$116	$674
As of December 31, 2015
Total assets	$235,136	$190,520	$425,656

The following table provides information by reportable segment for the year ended December 31, 2014 (in thousands):

	Year Ended December 31, 2014
	Seven Seas
	Water	Quench	Total
Revenues:
Bulk water	$38,989	$—	$38,989
Rental	—	23,995	23,995
Other	—	4,143	4,143
Total revenues	38,989	28,138	67,127
Gross profit:
Bulk water	17,952	—	17,952
Rental	—	13,011	13,011
Other	—	2,052	2,052
Total gross profit	17,952	15,063	33,015
Selling, general and administrative expenses	14,119	17,534	31,653
Income (loss) from operations	3,833	(2,471)	1,362
Other expense, net	(3,147)	(2,326)	(5,473)
Income (loss) before income tax	686	(4,797)	(4,111)
Income tax benefit	(1,984)	—	(1,984)
Net income (loss)	$2,670	$(4,797)	$(2,127)
Other information:
Depreciation and amortization expense	$9,624	$5,207	$14,831
Interest expense	$2,829	$2,326	$5,155
Expenditures for long-lived assets	$15,319	$4,833	$20,152
Amortization of deferred financing fees	$542	$67	$609
As of December 31, 2014
Total assets	$157,656	$217,010	$374,666

Revenues earned by major geographical region were (in thousands):

	Year Ended December 31,
	2016	2015	2014
United States	$58,239	$52,891	$28,138
Foreign:
Trinidad & Tobago	13,296	12,711	12,600
Curaçao	7,474	7,809	5,652
British Virgin Islands	13,449	5,813	—
Turks and Caicos	1,841	1,776	1,526
St. Maarten	8,423	7,827	7,778
US. Virgin Islands	9,641	10,133	10,605
All other countries	1,737	1,375	828
Total foreign	55,861	47,444	38,989
Total revenues	$114,100	$100,335	$67,127

Revenues earned from major customers, which are all included within the Seven Seas Water reportable segment, were (in thousands):

	Year Ended December 31,
	2016	2015	2014
Customer in Trinidad & Tobago	$13,296	$12,711	$12,600
Percentage of total revenues	12%	13%	19%
Customer in US. Virgin Islands	$8,202	$8,175	$7,868
Percentage of total revenues	7%	8%	12%
Customer in British Virgin Islands	$13,449	$5,813	$—
Percentage of total revenues	12%	6%	0%
Customer in St. Maarten	$8,233	$7,575	$7,539
Percentage of total revenues	7%	8%	11%

The following table provides revenues from external customers for each product and service by segment (in thousands):

	Year Ended December 31,
	2016	2015	2014
Seven Seas Water revenues:
Bulk water	$55,861	$47,444	$38,989
Quench revenues:
Rental	48,699	44,654	23,995
Equipment	6,532	5,577	2,892
Coffee and consumables	3,008	2,660	1,251
Total Quench revenues	58,239	52,891	28,138
Total revenues	$114,100	$100,335	$67,127

Long‑lived assets, which include property, plant and equipment, net, construction in process and long‑term contract costs, by major geographic region were (in thousands):

	December 31,
	2016	2015
United States	$28,419	$28,797
Foreign:
Trinidad & Tobago	47,003	45,205
Curaçao	8,140	10,023
British Virgin Islands	83,954	85,582
Turks and Caicos	3,182	3,270
St. Maarten	10,597	12,276
US. Virgin Islands	29,414	31,118
All other countries	2,293	922
Total foreign	184,583	188,396
	$213,002	$217,193

20. Significant Concentrations, Risks and Uncertainties

The Company is exposed to interest rate risk resulting from its variable rate loans outstanding that adjust with movements in LIBOR or the lending bank’s prime lending rate.

For the year end December 31, 2016, a significant portion of the Company’s revenues are derived from territories and countries in the Caribbean region. Demand for water in the Caribbean region is impacted by, among other things, levels of rainfall and the tourism industry. High levels of rainfall and a downturn in the level of tourism and demand for real estate could adversely impact the future performance of the Company.

At December 31, 2016, a significant portion of the Company’s property, plant and equipment is located in the Caribbean region. The Caribbean islands are situated in a geography where tropical storms and hurricanes occur with regularity, especially during certain times of the year. The Company designs its plant facilities to withstand such conditions; however, a major storm could result in plant damage or periods of reduced consumption or unavailability of electricity or source seawater needed to produce water. It is the Company’s policy to maintain adequate levels of property and casualty insurance; however, the Company only insures certain plants for wind.

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

21. Quarterly Financial Data (Unaudited)

The following table provides quarterly information for the years ended December 31, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended
	March 31	June 30	September 30	December 31
2016
Total revenues	$27,129	$28,264	$28,858	$29,849
Gross profit	12,963	13,897	14,563	14,541
Loss from operations	(734)	(558)	(549)	(10,354)
Net loss	(3,988)	(4,226)	(4,712)	(7,546)

Loss per share-basic and diluted (1)				$(0.28)

(1)	Represents net loss per share and weighted-average ordinary shares outstanding from October 6, 2016 through December 31, 2016, the period following the Corporate Reorganization and IPO (see Note 15).

During the fourth quarter of 2016, the Company completed its IPO which triggered payment of the Quench MIP. Based on the terms of the Quench MIP, the Company paid to certain of its employees an aggregate of $6.1 million of cash, which was recorded in SG&A expenses in the consolidated statements of operations during the fourth quarter of 2016. In addition, the Company completed the Peru Acquisition for an aggregate purchase price of $46.5 million using proceeds from the IPO and recorded a gain on bargain purchase of approximately $1.4 million, net of deferred taxes. During the fourth quarter of 2016, the Company recorded a gain of $1.6 million on early extinguishment of a note payable, which was recorded as other income in the consolidated statements of operations.

	Three Months Ended
	March 31	June 30	September 30	December 31
2015
Total revenues	$22,684	$24,114	$27,127	$26,410
Gross profit	10,316	11,921	12,693	11,915
Loss from operations	(535)	(641)	(521)	(28,248)
Net loss	(2,866)	(3,311)	(4,069)	(31,543)

During the second quarter of 2015, AquaVenture Water Corporation, an indirect wholly-owned subsidiary of AquaVenture, acquired 100% of the capital stock of Biwater (BVI) Holdings Limited, pursuant to a Stock Purchase and Sale Agreement dated June 11, 2015 for an aggregate purchase price of $47.8 million. Financial results for the aforementioned acquisitions were included in consolidated results of operations data from and after the date of acquisition.

During the fourth of 2015, the Company recorded goodwill impairment of $27.4 million and a related tax benefit of $0.7 million for the Quench reporting unit.

SCHEDULE I

AQUAVENTURE HOLDINGS LIMITED (PARENT COMPANY BASIS)

CONDENSED UNCONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	December 31
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$68,527	$6,902
Prepaid expenses and other current assets	506	4,525
Total current assets	69,033	11,427
Receivables-intercompany	103,279	67,742
Investment in subsidiaries	197,746	187,817
Other long-term assets	2	2
Total assets	$370,060	$266,988
LIABILITIES AND SHAREHOLDERS’/MEMBERS’ EQUITY
Current Liabilities:
Accounts payable	$77	$52
Accrued liabilities	2,477	1,563
Total current liabilities	2,554	1,615
Other long-term liabilities	—	97
Total liabilities	2,554	1,712
Shareholders’/Members’ Equity:
Ordinary shares, no par value, 250,000 and 0 shares authorized; 26,388 and 0 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	—	—
Members’ equity	—	428,874
Additional paid-in capital	558,141	6,449
Accumulated deficit	(190,635)	(170,047)
Total shareholders'/members’ equity	367,506	265,276
Total liabilities and shareholders'/members’ equity	$370,060	$266,988

The accompanying notes to Schedule I are an integral part of these financial statements.

SCHEDULE I

AQUAVENTURE HOLDINGS LIMITED (PARENT COMPANY BASIS)

CONDENSED UNCONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS)

	Year Ended December 31,
	2016	2015	2014
Revenues	$—	$—	$—
Cost of revenues	—	—	—
Gross profit	—	—	—
General and administrative expenses	4,306	1,849	1,555
Loss from operations	(4,306)	(1,849)	(1,555)
Other income	1,936	22	13
Loss on equity investment in subsidiaries	(18,218)	(39,846)	(585)
Net loss	$(20,588)	$(41,673)	$(2,127)

The accompanying notes to Schedule I are an integral part of these financial statements.

SCHEDULE I

AQUAVENTURE HOLDINGS LIMITED (PARENT COMPANY BASIS)

CONDENSED UNCONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(20,588)	$(41,673)	$(2,127)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on equity investment in subsidiaries	18,218	39,846	585
Change in fair value of warrant	(97)	(22)	(12)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	479	(3,553)	103
Receivables-intercompany	(59,668)	(44,403)	(1,415)
Other long-term assets	—	6	(9)
Current liabilities	249	270	221
Net cash used in operating activities	(61,407)	(49,529)	(2,654)
Cash flows from investing activities:
Investment in subsidiary	—	—	(9,000)
Other	—	(2)	—
Net cash used in investing activities	—	(2)	(9,000)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	43	13
Proceeds from issuance of Common stock	2	—	—
Proceeds from issuance of Ordinary shares in IPO, net of issuance costs	123,030	—	—
Proceeds from issuance of Class B shares	—	31,626	36,021
Net cash provided by financing activities	123,032	31,669	36,034
Change in cash and cash equivalents	61,625	(17,862)	24,380
Cash and cash equivalents at beginning of period	6,902	24,764	384
Cash and cash equivalents at end of period	$68,527	$6,902	$24,764
Supplemental cash flow information:
Unpaid offering costs	$1,167	$822	$—

The accompanying notes to Schedule I are an integral part of these financial statements.

SCHEDULE I

AQUAVENTURE HOLDINGS LIMITED (PARENT COMPANY BASIS)

NOTES TO THE CONDENSED UNCONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business

AquaVenture Holdings Limited (the “Company”) was formed as a British Virgin Islands (“BVI”) company on June 17, 2016. AquaVenture Holdings Limited was formed for the purpose of completing a public offering and related transactions in order to carry on the business of AquaVenture Holdings LLC and subsidiaries (the “Predecessor”). AquaVenture Holdings Limited wholly owns, through direct and indirect ownership, all of the AquaVenture Holdings Limited subsidiaries. AquaVenture Holdings Limited is headquartered in Tampa, Florida.

Corporate Reorganization

Prior to the initial public offering, or IPO, the Company and AquaVenture Holdings LLC completed a series of reorganization transactions (“Corporate Reorganization”) which are described below:

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

Initial Public Offering

On October 5, 2016, the Company’s IPO was declared effective and on October 12, 2016, the Company completed the sale of 7,475,000 ordinary shares at a public offering price of $18.00 per share. The Company received net proceeds of $118.8 million, after deducting underwriting discounts and commissions and offering expenses.

2. Basis of Presentation

The accompanying condensed parent company financial statements have been prepared in accordance with Rule 12‑04, Schedule I of Regulation S‑X, as the restricted net assets of its subsidiaries exceed 25% of the consolidated net assets of AquaVenture Holdings Limited and Subsidiaries (the “AquaVenture”).

The parent company records its investment in subsidiaries under the equity method of accounting. Such investment is presented on the balance sheet as “Investment in subsidiaries” and the subsidiaries’ net income (loss) are recognized based on the effective shareholding percentage as income (loss) on equity investment in subsidiaries on the condensed unconsolidated statements of operations. Intercompany balances and transactions have not been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The footnote disclosures contain supplemental information relating to the operations of AquaVenture and, as such, these statements should be read in conjunction with the notes to the consolidated financial statements of AquaVenture.

3. Related Party Receivable

On December 1, 2016, the Company purchased an outstanding note payable to a seller for $1.7 million related to the acquisition of the capital stock of Biwater (BVI) Holdings Limited in June 2015. The Company inherited all legal and beneficial right, title, interest and benefits in and to that note payable, free and clear of all mortgages, liens, licenses, pledges, charges, security interests, participations, restrictions or encumbrances of any kind. As a result, the Company’s subsidiary which previously held the note, no longer has any financial obligation to the seller under that note, and the Company recorded a $3.3 million related party receivable for the carrying value of that note at December 1, 2016. AquaVenture recorded a gain on the early extinguishment of the note payable of approximately $1.6 million, which is recorded as other income in the consolidated financial statements for the year ended December 31, 2016.

4. Restricted Net Assets of Quench USA and Seven Seas Water Corporation (USVI)

For a discussion of AquaVenture’s restricted net assets of Quench and Seven Seas Water Corporation (USVI), see Note 11 of the AquaVenture’s consolidated financial statements for the years ended December 31, 2016 and 2015.

5. Commitments and Contingencies

There are no significant commitments or contingencies as of December 31, 2016 and 2015. For a discussion of AquaVenture’s commitments and contingencies, see Note 17 to the AquaVenture’s consolidated financial statements for the years ended December 31, 2016 and 2015.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)     Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)     Report of Management on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(c)      Inherent Limitations of Internal Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of control can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations, misstatements due to error or fraud may occur and not be detected.

(d)     Changes in Internal Control over Financial Reporting

In connection with the audit of our consolidated financial statements for 2014 and 2015, a material weakness in our internal control over financial reporting was identified. To address the material weakness identified, we developed and implemented a plan in late fiscal year 2014 and during 2015 that included hiring additional accounting personnel, refining the end of period closing procedures and commencing an implementation of an information technology solution to assist in automating a portion of the financial reporting process, as well as implementing additional management review controls in several processes including fixed asset management, tax, and financial reporting. We have continued in 2016 to strengthen our control environment through the addition of incremental preventive and detective controls in areas of significant risk.

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART   III

Item 10. Directors, Executive Ofﬁcers and Corporate Governance.

The information required by this item is incorporated by reference to the information in our proxy statement related to the 2017 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the information in our proxy statement related to the 2017 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneﬁcial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the information in our proxy statement related to the 2017 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the information in our proxy statement related to the 2017 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the information in our proxy statement related to the 2017 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

PART   IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements.

The response to this portion of Item 15 is set forth under Item 8 above.

(a)(2) Financial Statement Schedules.

All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto set forth under Item 8 above.

(a)(3) Exhibits.

The exhibits listed on the accompanying Exhibit Index are filed, furnished or incorporated by reference as part of this report, and such Exhibit Index is incorporated herein by reference.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AquaVenture Holdings Limited

Date: March 27, 2017	By:	/s/ LEE S. MULLER
Lee S. Muller
Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby makes, constitutes and appoints Douglas R. Brown and Lee S. Muller with full power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any or all amendments to this Form 10-K, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents of any of them, or any substitute or substitutes, lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DOUGLAS R. BROWN Douglas R. Brown	Chief Executive Officer and Chairman of the Board (Principal executive officer)	March 27, 2017

/s/ ANTHONY IBARGUEN Anthony Ibarguen	President and Director	March 27, 2017
/s/ LEE S. MULLER Lee S. Muller	Chief Financial Officer, Treasurer and Secretary (Principal financial and accounting officer)	March 27, 2017
/s/ MICHAEL J. BEVAN Michael J. Bevan	Director	March 27, 2017

/s/ EVAN LOVELL Evan Lovell	Director	March 27, 2017

/s/ HUGH EVANS Hugh Evans	Director	March 27, 2017

/s/ PAUL HANRAHAN Paul Hanrahan	Director	March 27, 2017

Signature	Title	Date

/s/ BRIAN O’NEILL Brian O’Neill	Director	March 27, 2017

/s/ CYRIL MEDUÑA Cyril Meduña	Director	March 27, 2017

/s/ RICHARD REILLY Richard Reilly	Director	March 27, 2017
/s/ DAVID LINCOLN David Lincoln	Director	March 27, 2017

EXHIBIT INDEX

Exhibit Number	Description
2.1

Purchase and Sale Agreement, dated September 15, 2016, among Constructora Panorama S.A., Andrade Gutierrez Engenharia S.A., Sucursal del Peru, AquaVenture Holdings Peru S.A.C. and Aqua Ventures Holdings Curaçao N.V. (filed as Exhibit 2.1 to AquaVenture Holdings Limited’s Form S-1/A filed on September 15, 2016) (SEC File No. 333-207142)

3.1	Memorandum and Articles of Association of the Registrant, dated June 17, 2016 (filed as Exhibit 3.2 to AquaVenture Holdings Limited’s Form S-1/A filed on July 15, 2016) (SEC File No. 333-207142)
3.2

Amended and Restated Memorandum and Articles of Association, dated September 23, 2016, (filed as Exhibit 3.3 to AquaVenture Holdings Limited’s Form S-1/A filed on September 23, 2016) (SEC File No. 333-207142)

4.1	Form of stock certificate of the Registrant (filed as Exhibit 4.1to AquaVenture Holdings Limited’s Form S-1/A filed on November 20, 2015) (SEC File No. 333-207142)
4.2

Fourth Amended and Restated Investor Rights Agreement, dated June 6, 2014, by and among AquaVenture Holdings LLC and certain of its shareholders (filed as Exhibit 4.2 to AquaVenture Holdings Limited’s Form S-1 filed on September 25, 2015)(SEC File No. 333-207142)

10.1#

Forms of Indemnity Agreement between the Registrant and each of its directors and executive officers (filed as Exhibit 10.1 to AquaVenture Holdings Limited’s Form S-1 filed on September 23, 2016)(SEC File No. 333-207142)

10.2#

Equity Incentive Plan of AquaVenture Holdings LLC, as amended, and forms of award agreements thereunder (filed as Exhibit 10.2 to AquaVenture Holdings Limited’s Form S-1/A filed on September 23, 2016) (SEC File No. 333-207142)

10.3#

2016 Share Option and Incentive Plan, as amended, and forms of award agreements thereunder  (filed as Exhibit 10.3 to AquaVenture Holdings Limited’s Form S-1/A filed on September 23, 2016) (SEC File No. 333-207142)

10.4#	Employment letter with Douglas R. Brown (filed as Exhibit 10.4 to AquaVenture Holdings Limited’s Form S-1 filed on September 25, 2015)(SEC File No. 333-207142)
10.5#	Employment letter with Lee S. Muller (filed as Exhibit 10.5 to AquaVenture Holdings Limited’s Form S-1 filed on September 25, 2015)(SEC File No. 333-207142)
10.6#	Employment letter with Anthony Ibarguen (filed as Exhibit 10.6 to AquaVenture Holdings Limited’s Form S-1 filed on September 25, 2015)(SEC File No. 333-207142)
10.7+

Water Sale Agreement, dated May 7, 2010, among Seven Seas Water (Trinidad) Unlimited, Seven Seas Water Corporation and Water & Sewerage Authority Trinidad and Tobago (filed as Exhibit 10.7 to AquaVenture Holdings Limited’s Form S-1 filed on September 25, 2015)(SEC File No. 333-207142)

10.8+

First Amendment to the Water Sale Agreement among Seven Seas Water (Trinidad) Unlimited, Seven Seas Water Corporation and Water & Sewerage Authority Trinidad and Tobago, dated October 7, 2010 (filed as Exhibit 10.8 to AquaVenture Holdings Limited’s Form S-1/A filed on November 20, 2015) (SEC File No. 333-207142)

10.9+

Second Amendment to the Water Sale Agreement among Seven Seas Water (Trinidad) Unlimited, Seven Seas Water Corporation and Water & Sewerage Authority Trinidad and Tobago, dated January 11, 2013 (filed as Exhibit 10.9 to AquaVenture Holdings Limited’s Form S-1/A filed on November 20, 2015) (SEC File No. 333-207142)

10.10+

Third Amendment to the Water Sale Agreement among Seven Seas Water (Trinidad) Unlimited, Seven Seas Water Corporation and Water & Sewerage Authority Trinidad and Tobago, dated January 29, 2014 (filed as Exhibit 10.10 to AquaVenture Holdings Limited’s Form S-1/A filed on November 20, 2015) (SEC File No. 333-207142)

10.11+

Fourth Amendment to the Water Sale Agreement among Seven Seas Water (Trinidad) Unlimited, Seven Seas Water Corporation and Water & Sewerage Authority Trinidad and Tobago, dated September 3, 2015 (filed as Exhibit 10.11 to AquaVenture Holdings Limited’s Form S-1/A filed on November 20, 2015) (SEC File No. 333-207142)

10.12

Credit Agreement, dated April 9, 2012, between the Bank of Nova Scotia and Seven Seas Water (Trinidad), as amended (filed as Exhibit 10.9 to AquaVenture Holdings Limited’s Form S-1 filed on September 25, 2015)(SEC File No. 333-207142)

10.13

Credit Agreement, dated March 27, 2013, among Seven Seas Water (USVI), AquaVenture Holdings LLC, the Bank of Nova Scotia and Firstbank Puerto Rico, as amended (filed as Exhibit 10.10 to AquaVenture Holdings Limited’s Form S-1 filed on September 25, 2015)(SEC File No. 333-207142)

10.14

Amendment, Waiver and Consent Letter, dated June 11, 2015, to Seven Seas Water (BVI) Ltd. (f/k/a Biwater (BVI) Ltd.) from Barclays Bank PLC (filed as Exhibit 10.12 to AquaVenture Holdings Limited’s Form S-1/A filed on May 13, 2016) (SEC File No. 333-207142)

10.15

Waiver Letter, dated September 16, 2015, to Seven Seas Water (BVI) Ltd. (f/k/a Biwater (BVI) Ltd.) from Barclays Bank PLC (filed as Exhibit 10.13 to AquaVenture Holdings Limited’s Form S-1/A filed on May 13, 2016) (SEC File No. 333-207142)

10.16

Facility Agreement, dated November 14, 2013, between Seven Seas Water (BVI) Ltd. (f/k/a Biwater (BVI) Ltd.) and Barclays Bank PLC (filed as Exhibit 10.14 to AquaVenture Holdings Limited’s Form S-1/A filed on May 13, 2016) (SEC File No. 333-207142)

10.17

Amended and Restated Credit Agreement, dated April 18, 2016, between The Bank of Nova Scotia and Seven Seas Water (Trinidad) Unlimited (filed as Exhibit 10.15 to AquaVenture Holdings Limited’s Form S-1/A filed on May 13, 2016) (SEC File No. 333-207142)

10.18

Credit Agreement, dated June 18, 2015, between Aqua Venture Holdings Curaçao N.V. and Citibank, N.A. (filed as Exhibit 10.11 to AquaVenture Holdings Limited’s Form S-1 filed on September 25, 2015)(SEC File No. 333-207142)

10.19

Amendment No. 2 to Credit Agreement, dated July 1, 2016, among Aqua Ventures Holdings Curaçao N.V., Aqua Venture Holdings LLC, Seven Seas Water Corporation, AquaVenture Capital Limited, AquaVenture Holdings Limited and Citibank, N.A. (filed as Exhibit 10.18 to AquaVenture Holdings Limited’s Form S-1/A filed on July 15, 2016) (SEC File No. 333-207142)

10.20

Loan and Security Agreement, dated October 7, 2011, between ORIX Venture Finance LLC and Quench USA, Inc. (filed as Exhibit 10.19 to AquaVenture Holdings Limited’s Form S-1/A filed on July 15, 2016) (SEC File No. 333-207142)

10.21

Amendment No. 1 to Loan and Security Agreement, dated May 1, 2012, between ORIX Venture Finance LLC and Quench USA, Inc. (filed as Exhibit 10.20 to AquaVenture Holdings Limited’s Form S-1/A filed on July 15, 2016) (SEC File No. 333-207142)

10.22

Amendment No. 2 to Loan and Security Agreement, dated December 23, 2013, between ORIX Venture Finance LLC and Quench USA, Inc. (filed as Exhibit 10.21 to AquaVenture Holdings Limited’s Form S-1/A filed on July 15, 2016) (SEC File No. 333-207142)

10.23

Consent and Amendment No. 3 to Loan and Security Agreement, dated June 16, 2014, between ORIX Venture Finance LLC and Quench USA, Inc. (filed as Exhibit 10.22 to AquaVenture Holdings Limited’s Form S-1/A filed on July 15, 2016) (SEC File No. 333-207142)

10.24

Amendment No. 4 to Loan and Security Agreement, dated April 21, 2015, between ORIX Venture Finance LLC and Quench USA, Inc. (filed as Exhibit 10.23 to AquaVenture Holdings Limited’s Form S-1/A filed on July 15, 2016) (SEC File No. 333-207142)

10.25

Amendment No. 5 to Loan and Security Agreement, dated January 23, 2016, between ORIX Venture Finance LLC and Quench USA, Inc. (filed as Exhibit 10.24 to AquaVenture Holdings Limited’s Form S-1/A filed on July 15, 2016) (SEC File No. 333-207142)

10.26

Amendment No. 6 to Loan and Security Agreement, dated July 25, 2016, between ORIX Growth Capital (f/k/a ORIX Venture Finance LLC) and Quench USA, Inc. (filed as Exhibit 10.25 to AquaVenture Holdings Limited’s Form S-1/A filed on September 15, 2016) (SEC File No. 333-207142)

10.27

Amendment No. 1 to Credit Agreement, dated June 30, 2015, among AquaVenture Holdings LLC, Seven Seas Water Corporation, AquaVenture Capital Limited and Citibank, N.A. (filed as Exhibit 10.26 to AquaVenture Holdings Limited’s Form S-1/A filed on September 15, 2016) (SEC File No. 333-207142)

10.28

First Amendment and Consent to the Amended and Restated Credit Agreement, dated September 21, 2016, among the Bank of Nova Scotia, Seven Seas Water (Trinidad) Unlimited, AquaVenture Holdings LLC and the Registrant (filed as Exhibit 10.27 to AquaVenture Holdings Limited’s Form S-1/A filed on September 23, 2016) (SEC File No. 333-207142)

10.29

Fourth Amendment and Consent to the Credit Agreement, dated September 21, 2016, among the Bank of Nova Scotia, FirstBank Puerto Rico, Seven Seas Water Corporation AquaVenture Holdings LLC and the Registrant filed as Exhibit 10.28 to AquaVenture Holdings Limited’s Form S-1/A filed on September 23, 2016) (SEC File No. 333-207142)

10.30	Form of Warrant to Purchase Shares (filed as Exhibit 10.29 to AquaVenture Holdings Limited’s Form S-1/A filed on September 23, 2016) (SEC File No. 333-207142)
10.31	Form of Warrant to Purchase Shares (filed as Exhibit 10.30 to AquaVenture Holdings Limited’s Form S-1/A filed on September 23, 2016) (SEC File No. 333-207142)
10.32#	2016 Employee Share Purchase Plan (filed as Exhibit 10.31 to AquaVenture Holdings Limited’s Form S-1/A filed on September 23, 2016) (SEC File No. 333-207142)

10.33#	Non‑Employee Director Compensation Policy (filed as Exhibit 10.32 to AquaVenture Holdings Limited’s Form S-1/A filed on September 23, 2016) (SEC File No. 333-207142)
10.34#	Senior Executive Cash Incentive Bonus Plan (filed as Exhibit 10.33 to AquaVenture Holdings Limited’s Form S-1/A filed on September 23, 2016) (SEC File No. 333-207142)
10.35#

2014 Equity Incentive Plan of Quench USA Holdings LLC and forms of award agreements thereunder (filed as Exhibit 10.34 to AquaVenture Holdings Limited’s Form S-1/A filed on September 23, 2016) (SEC File No. 333-207142)

10.36#

Amended and Restated 2011 Management Incentive Bonus Plan of Quench USA, Inc. and forms of award agreements thereunder (filed as Exhibit 10.35 to AquaVenture Holdings Limited’s Form S-1/A filed on September 23, 2016) (SEC File No. 333-207142)

10.37#	2008 Stock Plan of Quench USA, Inc. and forms of award agreements thereunder (filed as Exhibit 10.36 to AquaVenture Holdings Limited’s Form S-1/A filed on October 4, 2016) (SEC File No. 333-207142)
21.1*	List of Subsidiaries
23.1*	Consent of KPMG LLP
24.1*	Power of Attorney (included on signature page)
31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Link Document

*Filed herewith.

#Indicates management contract or compensatory plan, contract or agreement.

+Portions of this agreement have been redacted pursuant to a request for confidential treatment granted by the SEC.