Form 10-Q
period 2017-03-31
AquaVenture Holdings Ltd
filed 2017-05-11
CIK 1422841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-37903

AquaVenture Holdings Limited

(Exact name of registrant as specified in its charter)

British Virgin Islands	98-1312953
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

c/o Conyers Corporate Services (B.V.I.) Limited Commerce House, Wickhams Cay 1
P.O. Box 3140 Road Town British Virgin Islands VG11110	(813) 855‑8636 (Registrant’s telephone
(Address of principal executive office)	number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The total number of ordinary shares outstanding as of May 9, 2017 was 26,408,528.

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2017

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.   Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us up to, and including, the date of this document. We expressly disclaim any obligation to update any such forward-looking statements to reflect events or circumstances that arise after the date hereof. Such forward-looking statements are subject to risks, uncertainties and other important factors which could cause our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” set forth under Part I, Item 1A of the 2016 Annual Report on Form 10-K, as updated by our subsequent filings with the SEC. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	March 31,	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$89,918	$95,334
Restricted cash	166	166
Trade receivables, net of allowances of $981 and $1,166, respectively	11,939	15,473
Inventory	5,572	6,246
Prepaid expenses and other current assets	7,836	6,401
Total current assets	115,431	123,620
Property, plant and equipment, net	114,456	116,092
Construction in progress	9,759	9,398
Long-term contract costs	85,745	87,512
Restricted cash	6,003	5,895
Other assets	43,254	44,311
Deferred tax asset	353	515
Intangible assets, net	50,091	51,330
Goodwill	98,023	98,023
Total assets	$523,115	$536,696
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$3,123	$3,880
Accrued liabilities	9,859	13,075
Current portion of long-term debt	35,187	27,963
Deferred revenue	2,452	2,820
Total current liabilities	50,621	47,738
Long-term debt	101,782	115,753
Deferred tax liability	3,466	2,874
Other long-term liabilities	3,013	2,825
Total liabilities	158,882	169,190
Commitments and contingencies (see Note 7)
Shareholders' Equity
Ordinary shares, no par value, 250,000 shares authorized; 26,388 shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Additional paid-in capital	560,995	558,141
Accumulated deficit	(196,762)	(190,635)
Total shareholders' equity	364,233	367,506
Total liabilities and shareholders' equity	$523,115	$536,696

See accompanying notes to the unaudited condensed consolidated financial statements.

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS)

	Three months ended
	March 31,	March 31,
	2017	2016
Revenues:
Bulk water	$14,215	$13,491
Rental	12,804	11,706
Other	1,989	1,932
Total revenues	29,008	27,129
Cost of revenues:
Bulk water	8,824	7,663
Rental	5,754	5,464
Other	1,136	1,039
Total cost of revenues	15,714	14,166
Gross profit	13,294	12,963
Selling, general and administrative expenses	16,488	13,697
Loss from operations	(3,194)	(734)
Other expense:
Interest expense, net	(1,815)	(2,580)
Other expense, net	(182)	(46)
Loss before income tax expense	(5,191)	(3,360)
Income tax expense	935	628
Net loss	$(6,126)	$(3,988)

Loss per share – basic and diluted(1)	$(0.23)

Weighted-average shares outstanding – basic and diluted(1)	26,386

(1)

Represents loss per share and weighted-average shares outstanding for the period following the Corporate Reorganization and IPO. There were no ordinary shares outstanding prior to October 6, 2016 and, therefore, no loss per share information has been presented for any period prior to that date.

See accompanying notes to the unaudited condensed consolidated financial statements.

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(6,126)	$(3,988)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,807	7,264
Adjustment to asset retirement obligation	12	10
Share-based compensation expense	2,854	683
Provision for bad debts	30	311
Deferred income tax provision	754	497
Inventory adjustment	60	56
Loss on disposal of assets	268	192
Amortization of debt financing fees	209	184
Adjustment to acquisition contingent consideration	—	21
Accretion of debt	26	91
Other	—	(6)
Change in operating assets and liabilities:
Trade receivables	3,503	2,286
Inventory	551	195
Prepaid expenses and other current assets	(1,323)	(725)
Other assets	(602)	(438)
Current liabilities	(2,926)	(1,468)
Long-term liabilities	203	285
Net cash provided by operating activities	5,300	5,450
Cash flows from investing activities:
Capital expenditures	(3,153)	(5,447)
Long-term contract expenditures	(252)	(799)
Net cash paid for businesses acquired	(186)	(100)
Principal collected on note receivable	1,094	—
Net cash used in investing activities	(2,497)	(6,346)
Cash flows from financing activities:
Proceeds from long-term debt	—	15,000
Payments of long-term debt	(6,944)	(3,821)
Payment of debt financing fees	—	(98)
Proceeds from exercise of stock options	2	—
Shares withheld to cover minimum tax withholdings on equity awards	(2)	—
Issuance costs from issuance of ordinary shares in IPO	(1,167)	—
Net cash (used in) provided by financing activities	(8,111)	11,081
Change in cash, cash equivalents and restricted cash	(5,308)	10,185
Cash, cash equivalents and restricted cash at beginning of period	101,395	25,026
Cash, cash equivalents and restricted cash at end of period	$96,087	$35,211

See accompanying notes to the unaudited condensed consolidated financial statements.

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

1. Description of the Business

AquaVenture Holdings Limited is a British Virgin Islands (“BVI”) company, which was formed on June 17, 2016 for the purpose of completing an initial public offering (“IPO”) as the SEC registrant and carrying on the business of AquaVenture Holdings LLC and its subsidiaries. AquaVenture Holdings Limited and its subsidiaries (collectively, “AquaVenture” or the “Company”) provides its customers Water‑as‑a‑Service (“WAAS”) solutions through two operating platforms: Seven Seas Water and Quench. Both operations are critical to AquaVenture, which is headquartered in the British Virgin Islands.

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

Quench offers WAAS solutions by providing bottleless filtered water coolers and other products that use filtered water as an input, such as ice machines, sparkling water dispensers and coffee brewers, to customers across the United States. Quench’s point‑of‑use systems purify a customer’s existing water supply. Quench offers solutions to a broad mix of industries, including government, education, medical, manufacturing, retail, and hospitality. Quench installs and maintains its filtered water systems typically under multi‑year contracts that renew automatically. Quench is supported by an operations center in King of Prussia, Pennsylvania, which provides marketing and business development, field service and supply chain support, customer care and administrative functions.

Corporate Reorganization

Prior to the completion of the IPO on October 12, 2016, the Company and AquaVenture Holdings LLC completed a series of reorganization transactions which are described below:

•

On July 1, 2016, AquaVenture Holdings LLC contributed all of the stock of its wholly-owned subsidiary, AquaVenture Holdings Curaçao N.V., to AquaVenture Holdings Limited in exchange for 1,000,000 ordinary shares of the Company.

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

2. Summary of Significant Accounting Policies

Unless otherwise noted below, there have been no material changes to the accounting policies presented in Note 2—“Summary of Significant Accounting Policies” of the notes to the audited consolidated financial statements, included in Item 8. Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, certain information and footnotes normally required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the Company’s unaudited condensed consolidated balance sheet as of March 31, 2017, the unaudited condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016 and the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2017 and 2016. The unaudited condensed consolidated balance sheet as of December 31, 2016 was derived from the audited consolidated balance sheet as of December 31, 2016, as presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Adoption of New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”), issued authoritative guidance that simplifies the accounting related to share-based payment award transaction including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance is effective for annual reporting periods beginning on or after December 15, 2016, including interim periods within those annual periods. The Company has adopted this guidance on January 1, 2017. Beginning January 1, 2017, on a prospective basis, excess tax benefits or deficiencies are reflected in the consolidated statements of operations as a component of the provision for income taxes. Additionally, the consolidated statement of cash flows now present excess tax benefits as an operating activity on a prospective basis and employee taxes paid by the Company when shares are withheld as a financing activity on a retrospective basis. Lastly, on a modified retrospective basis, the Company has elected to account for forfeitures as they occur. When compared to the Company’s policy for forfeitures prior to the adoption of the pronouncement, the election had no impact. There was no impact to the consolidated unaudited loss from operations, net loss, or unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2016 or consolidated net assets and accumulated deficit as of December 31, 2016.

In November 2016, the FASB issued authoritative guidance that requires inclusion of cash and cash equivalents that have restrictions on withdrawal or use in total cash and cash equivalents on the statement of cash flows. This guidance will be effective for annual reporting periods beginning on or after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted. The Company has adopted this guidance on January 1, 2017. The Company now presents the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows and no longer presents transfers between cash and cash equivalents and restricted cash and restricted cash investments in the statement of cash flows. Cash, cash equivalents and restricted cash stated in the consolidated unaudited statement of cash flows represents the addition of cash and cash equivalents, restricted cash classified as current and restricted cash classified as non-current line items in the unaudited condensed consolidated balance sheet. The adoption was on a retrospective basis and the unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2016 has been adjusted to reflect the adoption. The adoption does not have any impact on the unaudited condensed consolidated balance sheet or statement of operations.

In August 2016, the FASB issued authoritative guidance that addresses various classification issues related to the statement of cash flows. This guidance will be effective for annual reporting periods beginning on or after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted. The Company has adopted this guidance on January 1, 2017 on a retrospective basis. The adoption did not have any impact on the unaudited condensed consolidated financial statements.

New Accounting Pronouncements

In January 2017, the FASB issued authoritative guidance that updates and clarifies the definition of a business with the objective of adding guidance to assist in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance will be effective for annual reporting periods beginning on or after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted. The Company is currently evaluating the potential impact of the accounting and disclosure requirements on the consolidated financial statements. The Company has not yet decided whether to early adopt during 2017, but will comply upon adoption.

In October 2016, the FASB issued authoritative guidance, that requires the recognition of income tax consequences of intercompany asset transfers other than inventory at the transaction date. This guidance will be effective for annual reporting periods beginning on or after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted. The Company is currently evaluating the potential impact of the accounting and disclosure requirements on the consolidated financial statements. The Company expects to finalize its assessment during 2017.

In May 2014, the FASB issued authoritative guidance regarding revenue from contracts with customers that specifies that revenue should be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration which the company expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning on or after December 15, 2017 and interim periods within those annual periods and will require enhanced disclosures. While the Company is currently developing its approach for its assessment to determine the potential impact of the accounting and disclosure requirements on the consolidated financial statements, it expects to finalize its assessment and provide a qualitative and quantitative impact during 2017. The Company expects to adopt the guidance on a retrospective basis on January 1, 2018. In conjunction with this adoption, the Company will also adopt the authoritative guidance issued in March 2017 regarding the determination of the customer in a service concession arrangement.

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

Aguas De Bayovar S.A.C.

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

2017. The desalination plant and related infrastructure, which was completed in 2010, has a design capacity of 2.7 million gallons per day, and ADB operates and maintains the desalination plant and related infrastructure constructed under the design and construction agreement to produce water for a contracted fee on a take-or-pay basis for a phosphate mining company pursuant to an operating and maintenance contract, which expires in 2037. The rights to the design and construction contract are accounted for as a note receivable that requires monthly installment payments from the customer for the construction of the desalination plant and related infrastructure, which continue until 2024.

The operations of ADB are included in the Seven Seas Water reportable segment for the periods after the date of acquisition.

The Seven Seas Water business completed the Peru Acquisition to expand its installed base of seawater reverse osmosis desalination facilities used to provide WAAS, its presence in South America and the industries served.

Pro Forma Financial Information

The following unaudited pro forma financial information (in thousands) for the Company gives effect to the acquisition of ADB, which occurred on October 31, 2016, as if it had occurred on January 1, 2016. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred on the date indicated, or that may result in the future.

	Three months ended
	March 31,
	2017	2016
Revenues	$29,008	$28,008
Net loss	$(6,126)	$(2,810)

4. Fair Value Measurements

At March 31, 2017 and December 31, 2016, the Company had the following assets and liabilities measured at fair value on a recurring basis in the unaudited condensed consolidated balance sheets:

•	U.S. Treasury securities are measured on a recurring basis and are recorded at fair value based on quoted market value in an active market, which is considered a Level 1 input.

•	Money market funds are measured on a recurring basis and are recorded at fair value based on each fund’s quoted market value per share in an active market, which is considered a Level 1 input.

There were no transfers into or out of Level 1, 2 or 3 assets during the three months ended March 31, 2017. Transfers between levels are deemed to have occurred if the lowest level of input were to change.

The Company’s fair value measurements as of March 31, 2017 and December 31, 2016 were as follows (in thousands):

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Asset/	for Identical	Observable	Unobservable
Assets/Liabilities Measured at Fair Value	(Liability)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
As of March 31, 2017
Recurring basis:
Money market funds	$31,655	$31,655	$—	$—
U.S. Treasury securities	$29,307	$29,307	$—	$—
As of December 31, 2016
Recurring basis:
Money market funds	$29,523	$29,523	$—	$—
U.S. Treasury securities	$24,777	$24,777	$—	$—

5. Share‑Based Compensation

AquaVenture Equity Awards

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

The Quench USA Holdings LLC 2014 Equity Incentive Plan and Quench USA, Inc. 2008 Stock Plan (collectively, the “Quench Equity Plans”) were assumed by AquaVenture Holdings Limited on October 4, 2016. All outstanding awards of the Quench Equity Plans were converted to equity awards of AquaVenture Holdings Limited, with the underlying security being ordinary shares of the AquaVenture Holdings Limited. Consistent with the effects of the conversion on the AquaVenture Holding LLC equity awards, economics for each outstanding award were retained and all terms, including vesting, remained unchanged.

Issuances of securities under the AquaVenture Holdings LLC Amended and Restated Equity Incentive Plan and the Quench Equity Plans ceased at the time of the effectiveness of the IPO on October 5, 2016. As a result, no securities remain available for issuance under these plans.

On September 22, 2016, the Company approved and adopted the AquaVenture Holdings Limited 2016 Share Option and Incentive Plan (the “2016 Plan”), which allows for the issuance of incentive share options, non-qualified share options, share appreciation rights, restricted share units, restricted share awards, unrestricted share awards, cash-based awards, performance share awards and dividend equivalent rights to officers, employees, managers, directors and other key persons, including consultants to the Company. The aggregate number of ordinary shares initially available for issuance, subject to adjustment upon a change in capitalization, under the 2016 Plan was 5.0 million shares. The shares available for issuance will increase annually by 4% of the number of ordinary shares issued and outstanding on the immediately preceding December 31. As of January 1, 2017, the number of ordinary shares available for issuance under the 2016 Plan is 6.1 million shares.

During the three months ended March 31, 2017, the Company granted options to purchase 39 thousand ordinary shares to eligible recipients with an exercise price of $16.49 per share. The options to purchase ordinary shares have a time-based vesting schedule of four years with 25% on the first anniversary and the remaining 75% vesting quarterly over the remaining three years. In addition, the Company also granted 18 thousand restricted share units. The restricted share units have a time-based vesting schedule of four years with 25% on the first anniversary and the remaining 75% vesting quarterly over the remaining three years. There was no significant exercises or forfeiture activity during the three months ended March 31, 2017. During the three months ended March 31, 2016, the Company did not make any grants and there were no exercises or significant forfeiture activity.

Share‑Based Compensation Expense

               Total share‑based compensation expense recognized related to all equity awards during the three months ended March 31, 2017 and 2016 was $2.9 million and $0.7 million, respectively. There was no related tax benefit for the three months ended March 31, 2017 and 2016 as a full deferred tax asset valuation allowance was recorded in the United States for domestic operations.

6. Loss per Share

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

There were no ordinary shares outstanding prior to October 6, 2016, therefore no loss per share information has been presented for any period prior to that date. The following table provides information for calculating net loss applicable to ordinary shareholders (in thousands, except per share amounts):

Three months ended
March 31, 2017
Numerator:
Net loss	$(6,126)

Denominator:
Weighted-average ordinary shares outstanding - basic and diluted	26,386

Loss per share - basic and diluted	$(0.23)

Given that the Company had a net loss for the period ended March 31, 2017, the calculation of diluted loss per share is computed using basic weighted average ordinary shares outstanding.

Approximately 3.9 million weighted-average outstanding share awards were excluded from the calculation of diluted earnings per share because their effect was antidilutive.

7. Commitments and Contingencies

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

During the three months ended March 31, 2017 and 2016, the Company recorded accretion expense of $12 thousand and $10 thousand, respectively. No valuation adjustments were recorded during the three months ended March 31, 2017 and 2016.

At March 31, 2017 and December 31, 2016, the current portion of the ARO liabilities was $26 thousand and $0, respectively, and was recorded in accrued liabilities in the unaudited condensed consolidated balance sheets. At March 31, 2017 and December 31, 2016, the long‑term portion of the ARO liabilities was $1.0 million $1.1 million, respectively, and was recorded in other long‑term liabilities in the unaudited condensed consolidated balance sheets.

Litigation, Claims and Administrative Matters

               The Company, may, from time to time, be a party to legal proceedings, claims, and administrative matters that arise in the normal course of business. The Company has made accruals with respect to certain of these matters, where appropriate, that are reflected in the unaudited condensed consolidated financial statements but are not, individually or in the aggregate, considered material. For other matters for which an accrual has not been made, the Company has not yet determined that a loss is probable or the amount of loss cannot be reasonably estimated. While the ultimate outcome of the matters cannot be determined, the Company currently does not expect that these proceedings and claims, individually or in the aggregate, will have a material effect on the unaudited condensed consolidated financial position, results of operations, or cash flows. The outcome of any litigation is inherently uncertain, however, and if decided adversely to the Company, or if the Company determines that settlement of particular litigation is appropriate, the Company may be subject to liability that could have a material adverse effect on the unaudited condensed consolidated financial position, results of operations, or cash flows. The Company maintains liability insurance in such amounts and with such coverage and deductibles as management believes is reasonable. The principal liability risks that the Company insures against are customer lawsuits caused by damage or nonperformance, workers’ compensation, personal injury, bodily injury, property damage, directors’ and officers’ liability, cybersecurity and cyber incidents, errors and omissions, employment practices liability and fidelity losses. There can be no assurance that the Company’s liability insurance will cover all events or that the limits of coverage will be sufficient to fully cover all liabilities. As of March 31, 2017, the Company has determined there are no matters for which a material loss is reasonably possible or the Company has either determined that the range of loss is not reasonably estimable or that any reasonably estimable range of loss is not material to the unaudited condensed consolidated financial statements.

8. Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Cash paid during the period:
Income taxes, net	$427	$54
Interest, net	$2,582	$2,315
Non-Cash Transaction Information:
Non-cash capital expenditures	$168	$1,007
Unpaid offering costs	$—	$881
Unpaid debt financing costs	$—	$11

The components of total ending cash for the periods presented in the unaudited condensed consolidated statement of cash flows are as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Cash and cash equivalents	$89,918	$27,987
Restricted cash, current	166	930
Restricted cash, non-current	6,003	6,294
	$96,087	$35,211

9. Segment Reporting

The Company has two operating and reportable segments, Seven Seas Water and Quench. This determination is supported by, among other factors, the existence of individuals responsible for the operations of each segment and who also report directly to the Company’s chief operating decision maker (“CODM”), the nature of the segment’s operations and information presented to the Company’s CODM.

Seven Seas Water provides outsourced desalination solutions and wastewater treatment for governmental, municipal, industrial and hospitality customers internationally under long‑term contracts. Quench provides bottleless filtered water coolers and other products that use filtered water as an input, such as ice machines, sparkling water dispensers and coffee brewers, to customers throughout the United States typically under multi‑year contracts. Revenues reported under the Seven Seas Water reportable segment primarily represent bulk water sales and service, including revenues generated from service concession arrangements, whereas revenues reported under the Quench reportable segment primarily represent rental of filtered water and related systems.

Prior to January 1, 2017, the Company included the majority of certain general and administrative costs, primarily professional service and other expenses to support the activities of the registrant holding company, within the Seven Seas reportable segment. Beginning January 1, 2017, the Company began separating “Corporate and Other” for the CODM and for segment reporting purposes. The Corporate and Other administration function is not treated as a segment but includes certain general and administrative costs that are not allocated to either of the reportable segments. These costs include, but are not limited to, professional service and other expenses to support the activities of the registrant holding company. Corporate and Other does not include any labor allocations from the Seven Seas Water and Quench segments. The Company believes this presentation more accurately portrays the results of the core operations of each of the operating and reportable segments to the CODM. As a result of this change, the Company has restated prior periods for segment reporting purposes.

As part of the segment reconciliation below, intercompany interest expense and the associated intercompany interest income are included but are eliminated in consolidation.

The following table provides information by reportable segment and a reconciliation to the consolidated results for the three months ended March 31, 2017 (in thousands):

	Three months ended March 31, 2017
	Seven Seas		Corporate
	Water	Quench	& Other	Total
Revenues:
Bulk water	$14,215	$—	$—	$14,215
Rental	—	12,804	—	12,804
Other	—	1,989	—	1,989
Total revenues	14,215	14,793	—	29,008
Gross profit:
Bulk water	5,391	—	—	5,391
Rental	—	7,050	—	7,050
Other	—	853	—	853
Total gross profit	5,391	7,903	—	13,294
Selling, general and administrative expenses	6,154	9,411	923	16,488
Loss from operations	(763)	(1,508)	(923)	(3,194)
Other (expense) income, net	(1,258)	(1,033)	294	(1,997)
Loss before income tax expense	(2,021)	(2,541)	(629)	(5,191)
Income tax expense	859	76	—	935
Net loss	$(2,880)	$(2,617)	$(629)	$(6,126)
Other information:
Depreciation and amortization expense	$4,272	$3,535	$—	$7,807
Interest expense (income), net	$1,076	$1,033	$(294)	$1,815
Expenditures for long-lived assets	$841	$2,564	$—	$3,405
Amortization of deferred financing fees	$138	$71	$—	$209

The following table provides information by reportable segment and a reconciliation to the consolidated results for the three months ended March 31, 2016 (in thousands):

	Three months ended March 31, 2016
	Seven Seas		Corporate
	Water	Quench	& Other	Total
Revenues:
Bulk water	$13,491	$—	$—	$13,491
Rental	—	11,706	—	11,706
Other	—	1,932	—	1,932
Total revenues	13,491	13,638	—	27,129
Gross profit:
Bulk water	5,828	—	—	5,828
Rental	—	6,242	—	6,242
Other	—	893	—	893
Total gross profit	5,828	7,135	—	12,963
Selling, general and administrative expenses	4,342	9,011	344	13,697
Income (loss) from operations	1,486	(1,876)	(344)	(734)
Other (expense) income, net	(1,607)	(1,024)	5	(2,626)
Loss before income tax expense	(121)	(2,900)	(339)	(3,360)
Income tax expense	628	—	—	628
Net loss	$(749)	$(2,900)	$(339)	$(3,988)
Other information:
Depreciation and amortization expense	$4,012	$3,252	$—	$7,264
Interest expense, net	$1,556	$1,024	$—	$2,580
Expenditures for long-lived assets	$3,320	$2,926	$—	$6,246
Amortization of deferred financing fees	$151	$33	$—	$184

As of March 31, 2017, total assets for the Seven Seas Water and Quench reportable segments were $268.0 million and $191.8 million, respectively. As of December 31, 2016, total assets for the Seven Seas Water and Quench reportable segments were $274.2 million and $193.4 million, respectively.

As of March 31, 2017 and December 31, 2016, total assets for Corporate and Other were $63.4 million and $69.0 million, respectively.

10. Significant Concentrations, Risks and Uncertainties

The Company is exposed to interest rate risk resulting from its variable rate loans outstanding that adjust with movements in LIBOR or the lending bank’s prime lending rate.

For the three months ended March 31, 2017, a significant portion of the Company’s revenues are derived from territories and countries in the Caribbean region. Demand for water in the Caribbean region is impacted by, among other things, levels of rainfall and the tourism industry. High levels of rainfall and a downturn in the level of tourism and demand for real estate could adversely impact the future performance of the Company.

At March 31, 2017, a significant portion of the Company’s property, plant and equipment is located in the Caribbean region. The Caribbean islands are situated in a geography where tropical storms and hurricanes occur with regularity, especially during certain times of the year. The Company designs its plant facilities to withstand such conditions; however, a major storm could result in plant damage or periods of reduced consumption or unavailability of electricity or source seawater needed to produce water. It is the Company’s policy to maintain adequate levels of property and casualty insurance; however, the Company only insures certain plants for wind.

The operation of desalination plants requires significant amounts of electricity which typically is provided by the local utility of the jurisdiction in which the plant is located. A shortage of electricity supply caused by force majeure or material increases in electricity costs could adversely impact the Company’s operating results. To mitigate the risk of electricity cost increases, the Company has generally contracted with major customers for those cost increases to be borne by the customers and has invested in energy efficient technology. Management believes that rising energy costs and availability of its supply of electricity would not have a material adverse effect on its future performance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Operating Results.

Overview

We are a multinational provider of Water as a Service (“WAAS”), solutions that provide our customers with a reliable and cost effective source of clean drinking and process water primarily under long term contracts that minimize capital investment by the customer. We believe our WAAS business model offers a differentiated value proposition that generates long term customer relationships, recurring revenue, predictable cash flow and attractive rates of return. We generate revenue from our operations in the United States, the Caribbean and South America and are pursuing expansion opportunities in North America, the Caribbean, South America and other select markets.

We deliver our WAAS solutions through two operating platforms: Seven Seas Water and Quench. Seven Seas Water is a multinational provider of desalination and wastewater treatment solutions, providing approximately 8 billion gallons of potable, high purity industrial grade and ultra‑pure water per year to governmental, municipal, industrial and hospitality customers. Quench, which we acquired in June 2014, is a U.S.‑based provider of Point‑of‑Use (“POU”) filtered water systems and related services to approximately 40,000 institutional and commercial customers, including more than half of the Fortune 500.

Our Seven Seas Water platform generates recurring revenue through long‑term contracts for the delivery of treated bulk water, generally based on the amount of water we deliver. The significant majority of our Seven Seas Water revenue is derived from our operations in six different locations as of March 31, 2017:

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

•

St. Maarten: Seven Seas Water is the primary supplier of municipal potable water needs for St. Maarten through its three seawater desalination plants, having a combined capacity of approximately 5.8 million GPD.

•	Curaçao: Seven Seas Water provides industrial grade water through a seawater and brackish water desalination facility having a capacity of approximately 4.9 million GPD.

•	Trinidad: Seven Seas Water provides potable water to southern Trinidad through its seawater desalination plant having a capacity of approximately 6.7 million GPD.

•

The British Virgin Islands (“BVI”): Seven Seas Water is the primary supplier of Tortola’s potable water needs through its seawater desalination plant having a capacity of approximately 2.8 million GPD, which we began operating after we acquired the capital stock of Biwater (BVI) Holdings Limited on June 11, 2015.

•

Peru: Seven Seas Water provides seawater and desalinated process water to a phosphate mine through a pipeline and seawater reverse osmosis facility having a capacity of approximately 2.7 million GPD, which we began operating after we completed the acquisition of all the outstanding shares of Aguas de Bayovar S.A.C. (“ADB”), and all the rights and obligations under a design and construction contract for a desalination plant and related infrastructure located in Peru (the “Peru Acquisition”) on October 31, 2016.

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

Our Quench platform generates recurring revenue from the rental and servicing of POU water filtration systems and related equipment, such as ice and sparkling water machines, and from the contracted maintenance of customer‑owned equipment. Quench also generates revenue from the sale of coffee and consumables. Our annual unit attrition rate at March 31, 2017 was approximately 8%, implying an average rental period of more than 11 years. We define “annual unit attrition rate” as a ratio, the numerator of which is the total number of removals of company-owned and billed rental units during the trailing 12-month period, and the denominator of which is the average number of company-owned and billed rental units during the same 12-month period. We receive recurring fees for the units we rent or service throughout the life of our customer relationship. We also receive non‑recurring revenue from some customers for certain services, such as installation, relocation or removal of equipment, as well as from the resale of equipment. We achieve an attractive return on our rental assets due to strong customer retention. We provide our systems and services to a broad mix of industries, including government, education, medical, manufacturing, retail, and hospitality, among others. We operate across the United States and are supported by a primary operations center in King of Prussia, Pennsylvania,  which provides marketing and business development, field service and supply chain support, customer care and administrative functions.

For the three months ended March 31, 2017, our consolidated revenues were $29.0 million, which represents an increase of 6.9% over the comparable periods in 2016. The increases in consolidated revenues for the three months ended March 31, 2017 were composed of increases in our Seven Seas Water segment of 5.4% and increases in our Quench segment of 8.5% over the comparable periods in 2016. The increase in revenue for our Seven Seas Water segment during the three months ended March 31, 2017 over the comparable period in 2016 was primarily due to the inclusion of revenues from our Peru Acquisition in October 2016. The increase in revenue for our Quench segment during the three months ended March 31, 2017 over the comparable period in 2016 was primarily due to additional units placed under new leases in excess of unit attrition and an increase in the sale of coffee and consumables.

Operating Segments

We have two reportable segments that align with our operating platforms, Seven Seas Water and Quench. The segment determination is supported by, among other factors, the existence of individuals responsible for the operations of each segment and who also report directly to our chief operating decision maker (“CODM”), the nature of the segment’s operations and information presented to our CODM. For the three months ended March 31, 2017, revenues for the Seven Seas Water and Quench segments represented approximately 49% and 51%, respectively, of our consolidated revenues.

Prior to January 1, 2017, we included the majority of certain general and administrative costs, primarily professional service and other expenses to support the activities of the registrant holding company, within the Seven Seas reportable segment. Beginning January 1, 2017, we began separating “Corporate and Other” for the CODM and for segment reporting purposes. The Corporate and Other administration function is not treated as a segment but includes certain general and administrative costs that are not allocated to either of the reportable segments. These costs include, but are not limited to, professional service and other expenses to support the activities of the registrant holding company. Corporate and Other does not include any labor allocations from the Seven Seas Water and Quench segments. We believe this presentation more accurately portrays the results of the core operations of each of the operating and reportable segments to the CODM. As a result of this change, we have restated prior periods for segment reporting purposes.

As part of the segment reconciliation, intercompany interest expense and the associated intercompany interest income are included but are eliminated in consolidation.

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

The table below summarizes recent significant events that affect performance and comparability of financial results for the three months ended March 31, 2017 and 2016 as well as future periods:

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

Plant Acquisitions

Revenue and expenses will increase upon an acquisition of an existing plant from a third party, which could be a new customer, an existing customer, a third‑party project developer or a facility owner. The time, cost and capital required to complete a plant acquisition are significant. Initially an acquired plant may experience periods of downtime or reduced production levels as well as additional capital investment while we bring the plant up to our engineering and operating standards. We have completed seven acquisitions of existing plant operations since inception. In October 2016, we completed the Peru Acquisition for an aggregate purchase price of $46.5 million. Results after the date of acquisition are included in the results of operations for the Seven Seas Water segment. Acquisitions are a part of our Seven Seas Water growth strategy and accordingly our ability to grow could be impacted by our effectiveness in completing and integrating our acquisitions.

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

Our operations center in Tampa, Florida and our organization in Santiago, Chile incur significant selling, general and administrative (“SG&A”) expenses that are intended to support our plans for future growth. Certain of these expenses, in particular those related to business development, are largely discretionary and not correlated specifically to short‑term changes in revenue. Direct engineering cost, including allocated overhead, for personnel at our operations center are capitalized as a project cost based on hours incurred on active plant construction projects which can change from period to period. The timing of new hires, the utilization of engineering personnel and the spending in these areas may affect the comparability of our results.

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

•

seasonal fluctuations or downturns in the general economy, which can be expected to adversely affect demand from customer for whom tourism is a significant economic driver, including our municipal or resort customers;

•

economic cycles which may affect the industrial customers we serve, especially those in the energy and mining sectors where volatility in commodity prices or consolidation of capacity could adversely affect customer demand;

•	excessive periods of rain or drought which can impact primary demand;

•

various environmental factors and natural or man‑made conditions which can impact the quality of source water, such as bacteria levels or contaminants in source water, and can require additional pretreatment thus adding cost and reducing the level of production throughput; and

•

technological advances especially in new filtration technologies, reverse osmosis membranes, energy recovery equipment and energy efficient plant designs may affect future operating performance and the cost competitiveness of our services in the market.

Quench

Attracting New Customers

Our performance will be affected by our ability to continue to attract new customers. We believe that the U.S. commercial water cooler market is underpenetrated by POU water filtration, which per a 2016 study by Zenith International, represented only 11.1% by revenue of a $4.2 billion per year market in 2015. We intend to continue to invest in selling and marketing efforts to attract new customers for our filtered water systems, both within our existing geographic territories and in targeted additional territories. Our ability to attract new customers may vary from period to period for several reasons, including the effectiveness of our selling and marketing efforts, our ability to hire and retain salespeople, competitive dynamics, variability in our sales cycle (particularly related to opportunities to serve larger enterprises), the timing of the roll‑out of large‑enterprise orders and general economic conditions.

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

Typically, we rent our systems to customers on multi‑year, automatically‑renewing contracts, and we anticipate extending our relationships with existing customers beyond the initial contract term. Some customers terminate their agreements during the agreement term, typically due to financial constraints, and others cancel at the end of the term. Our annual unit attrition rate at March 31, 2017 was approximately 8%, implying an average rental period of more than 11 years. Our ability to retain our existing customer relationships will affect our performance and is affected by a number of factors, including the effectiveness of our retention efforts, the quality of our products and service, our pricing, competitive dynamics in the industry, product availability, and the health of the economy.

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

Corporate and Other

Changes to Operating Expenses

We expect to incur increased legal, accounting and other expenses as we pursue our expansion strategy and as a public company, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934 (the “Exchange Act”), and the listing requirements of the New York Stock Exchange. We anticipate that such operating costs as a percentage of revenue will moderate over the long term if and as our revenues increase or as a result of certain other corporate activities or projects.

Presentation of Financial Information

We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). In the preparation of these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. To the extent that there are material differences between these estimates and actual results, our financial condition or operating results would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss below.

Adoption of New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that simplifies the accounting related to share-based payment award transaction including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance is effective for annual reporting periods beginning on or after December 15, 2016, including interim periods within those annual periods. We have adopted this guidance on January 1, 2017. Beginning January 1, 2017, on a prospective basis, excess tax benefits or deficiencies are reflected in the consolidated statements of operations as a component of the provision for income taxes. Additionally, the consolidated statement of cash flows now present excess tax benefits as an operating activity on a prospective basis and employee taxes paid by us when shares are withheld as a financing activity on a retrospective basis. Lastly, on a modified retrospective basis, we have elected to account for forfeitures as they occur. When compared to the our policy for forfeitures prior to the adoption of the pronouncement, the election had no impact. There was no impact to the consolidated unaudited loss from operations, net loss, or unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2016 or consolidated net assets and accumulated deficit as of December 31, 2016.

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

We now present the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows and no longer present transfers between cash and cash equivalents and restricted cash and restricted cash investments in the statement of cash flows. Cash, cash equivalents and restricted cash stated in the unaudited condensed consolidated statement of cash flows represents the addition of cash and cash equivalents, restricted cash classified as current and restricted cash classified as non-current line items in the unaudited condensed consolidated balance sheet. The adoption was on a retrospective basis and the unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2016 has been adjusted to reflect the adoption. The adoption does not have any impact on our unaudited condensed consolidated balance sheet or statement of operations.

In August 2016, the FASB issued authoritative guidance that addresses various classification issues related to the statement of cash flows. This guidance will be effective for annual reporting periods beginning on or after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted. We have adopted this guidance on January 1, 2017 on a retrospective basis. The adoption did not have any impact on our consolidated unaudited financial statements.

New Accounting Pronouncements

In January 2017, the FASB issued authoritative guidance that updates and clarifies the definition of a business with the objective of adding guidance to assist in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance will be effective for annual reporting periods beginning on or after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted. We are currently evaluating the potential impact of the accounting and disclosure requirements on our consolidated financial statements. We have not yet decided whether to early adopt during 2017, but will comply upon adoption.

In October 2016, the FASB issued authoritative guidance, that requires the recognition of income tax consequences of intercompany asset transfers other than inventory at the transaction date. This guidance will be effective for annual reporting periods beginning on or after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted. We are currently evaluating the potential impact of the accounting and disclosure requirements on our consolidated financial statements. We expect to finalize our assessment during 2017.

In May 2014, the FASB issued authoritative guidance regarding revenue from contracts with customers that specifies that revenue should be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration which the company expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning on or after December 15, 2017 and interim periods within those annual periods and will require enhanced disclosures. While we are currently developing our approach for our assessment to determine the potential impact of the accounting and disclosure requirements on our consolidated financial statements, we expect to finalize our assessment and provide a qualitative and quantitative impact during 2017. We expect to adopt the guidance on a retrospective basis on January 1, 2018. In conjunction with this adoption, we will also adopt the authoritative guidance issued in March 2017 regarding the determination of the customer in a service concession arrangement.

In February 2016, the FASB issued authoritative guidance regarding leases that requires lessees to recognize a lease liability and right‑of‑use asset for operating leases, with the exception of short‑term leases. In addition, lessor accounting was modified to align, where necessary, with lessee accounting modifications and the authoritative guidance regarding revenue from contracts with customers. This guidance will be effective for annual reporting periods beginning on or after December 15, 2018, including interim periods within those annual periods, and early adoption is permitted. While we are currently developing our approach for our assessment to determine the potential impact of the accounting and disclosure requirements on our consolidated financial statements, we expect to finalize our assessment and provide a qualitative and quantitative impact during 2017. We expect to early adopt the guidance on a retrospective basis effective January 1, 2018 in conjunction with the guidance regarding revenue from contracts with customers.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our financial statements. On an ongoing basis, we evaluate our estimates and judgments used. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies.

There have been no material changes to our critical accounting policies from those described in “Management’s discussion and analysis of financial condition and results of operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Results of Operations

The following tables set forth our operating results for the periods presented.

The consolidated and Seven Seas Water segment results include the results from the Peru Acquisition for the periods following its completion on October 31, 2016. Through ADB, we sell water, on a take-or-pay basis, to our customer under an operating and maintenance (“O&M”) contract, while pursuant to the design and construction contract, we receive payments that are accounted for as a note receivable. These contracts with the customer are structured differently from those with our other Seven Seas Water customers. Only the operating activities related to the O&M contract are included in revenues and cost of revenues. The payments received on the design and construction contract includes amounts accounted for as principal repayments, which are not reflected in the consolidated statement of operations, and interest income. Because the contracts are structured differently from our other Seven Seas Water customer contracts, the inclusion of our Peru operations has a negative impact on Seven Seas Water gross margins as the profitability profile of the O&M contract by itself is lower than other Seven Seas Water customer contracts.

Further, the operating expenses of the parent, AquaVenture Holdings Limited, are reported separately from the two operating and reportable segments below. See “Operating Segments” located in the “Overview” section above for more information.

The following table sets forth the components of our consolidated statements of operations for each of the periods presented.

	Three Months Ended
	March 31,
	2017	2016

Revenues:
Bulk water	$14,215	$13,491
Rental	12,804	11,706
Other	1,989	1,932
Total revenues	29,008	27,129
Cost of revenues:
Bulk water	8,824	7,663
Rental	5,754	5,464
Other	1,136	1,039
Total cost of revenues	15,714	14,166
Gross profit	13,294	12,963
Selling, general and administrative expenses	16,488	13,697
Loss from operations	(3,194)	(734)
Other expense:
Interest expense, net	(1,815)	(2,580)
Other expense, net	(182)	(46)
Loss before income tax expense	(5,191)	(3,360)
Income tax expense	935	628
Net loss	$(6,126)	$(3,988)

The following table sets forth the components of our consolidated statements of operations for each of the periods presented as a percentage of revenue.

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Bulk water	49.0%	49.7%
Rental	44.1%	43.1%
Other	6.9%	7.2%
Total revenues	100.0%	100.0%
Cost of revenues:
Bulk water	30.4%	28.2%
Rental	19.8%	20.1%
Other	3.9%	3.8%
Total cost of revenues	54.1%	52.1%
Gross profit	45.8%	47.8%
Selling, general and administrative expenses	56.8%	50.5%
Loss from operations	(11.0)%	(2.7)%
Other expense:
Interest expense, net	(6.3)%	(9.5)%
Other expense, net	(0.6)%	(0.2)%
Loss before income tax expense	(17.9)%	(12.4)%
Income tax expense	3.2%	2.3%
Net loss	(21.1)%	(14.7)%

Comparison of Three Months ended March 31, 2017 and 2016

Revenues

The following table presents revenue for each of our two operating segments:

	Three Months Ended
	March 31,		Change
	2017	2016	Dollars	Percent
	(dollars in thousands)
Revenues:
Seven Seas Water	$14,215	$13,491	$724	5.4%
Quench	14,793	13,638	1,155	8.5%
Total revenues	$29,008	$27,129	$1,879	6.9%

Our total revenues of $29.0 million for the three months ended March 31, 2017 increased $1.9 million, or 6.9%, as compared to the same period of 2016.

Seven Seas Water revenues for the three months ended March 31, 2017 increased $0.7 million, or 5.4%, as compared to the same period of 2016, mainly due to the inclusion of incremental revenues of $0.8 million from our Peru operations, which were acquired in October of 2016, and a $0.4 million increase in revenues over the prior year at our Trinidad plant due to an increase in volume of water delivered to our customer resulting from a plant expansion completed in 2016, net of a reduction in the average per unit price charged due to a lower rate being charged for incremental water delivered in excess of certain thresholds. These increases were partially offset by a decrease in revenues as compared to the prior year of $0.4 million at our BVI operations primarily due to the recording of an accrual for an expected rate change in connection with a pending contract amendment which is currently being finalized.

Quench revenues for the three months ended March 31, 2017 increased $1.2 million, or 8.5%, as compared to the same period of 2016. The increase in revenues over the prior year included an increase in rental revenues of $1.1 million, or 9.4%, due to additional units placed under new leases in excess of unit attrition and an increase in other revenues of $0.1 million, or 3.0%, driven by an increase in the sale of coffee and consumables.

As a result of the pending contract amendment, we expect revenues recognized from our BVI operations to be lower than the comparable periods in 2016 for the remainder of the year.

Cost of revenues, gross profit and gross margin

The following table presents the major components of cost of revenues, gross profit and gross margin for our two operating segments:

	Three Months Ended
	March 31,		Change
	2017	2016	Dollars	Percent
	(dollars in thousands)
Cost of Revenues:
Seven Seas Water	$8,824	$7,663	$1,161	15.2%
Quench	6,890	6,503	387	6.0%
Total cost of revenues	$15,714	$14,166	$1,548	10.9%
Gross Profit:
Seven Seas Water	$5,391	$5,828	$(437)	(7.5)%
Quench	7,903	7,135	768	10.8%
Total gross profit	$13,294	$12,963	$331	2.6%
Gross Margin:
Seven Seas Water	37.9%	43.2%
Quench	53.4%	52.3%
Total gross margin	45.8%	47.8%

Seven Seas Water gross margin for the three months ended March 31, 2017 decreased 530 basis points to 37.9% as compared to 43.2% for the same period of 2016. The decrease was mainly due to: (i) the inclusion of our Peru operations, which negatively impacted gross margin due to the lower margin profile of the operating and maintenance contract included in our operating results and elevated repairs and maintenance expense during the first quarter, which were planned as part of our post-acquisition integration and (ii) the reduction in gross margins for our BVI operations from the aforementioned accrual for an expected rate change. Partially offsetting these decreases was an increase in gross margin for our Trinidad operations as a result of higher revenues from the previously mentioned plant expansion without a commensurate increase in operating costs.

Quench gross margin for the three months ended March 31, 2017 improved 110 basis points to 53.4% as compared to 52.3% for the same period of 2016, primarily due to the management of expenses, including reduced freight and personnel costs. These improvements were partially offset by an increase in depreciation expense related to the increase in new company-owned units placed on lease and a decrease in the gross margin earned on equipment sales in return for a higher volume of sales to certain existing customers.

As a result of the pending BVI contract amendment and the inclusion of the Peru O&M contract, we expect gross margins for our Seven Seas Water segment to be lower than the comparable periods in 2016 for the remainder of the year.

Selling, general and administrative expenses

The following table presents SG&A expenses for our two operating segments and expenditures classified as Corporate and Other:

	Three Months Ended
	March 31,		Change
	2017	2016	Dollars	Percent
	(dollars in thousands)
Selling, General and Administrative Expenses:
Seven Seas Water	$6,154	$4,342	$1,812	41.7%
Quench	9,411	9,011	400	4.4%
Corporate and Other	923	344	579	168.3%
Total selling, general and administrative expenses	$16,488	$13,697	$2,791	20.4%

Total SG&A expenses for the three months ended March 31, 2017 increased $2.8 million, or 20.4%, as compared to the same period of 2016.

Seven Seas Water SG&A expenses for the three months ended March 31, 2017 increased $1.8 million, or 41.7%, as compared to the same period of 2016. The increase was mainly due to a $1.5 million increase in share-based compensation resulting from the equity award grants following our initial public offering (“IPO”) in the fourth quarter of 2016 and $0.4 million higher compensation and benefits expense resulting from increases in headcount and discretionary compensation as compared to the prior year. Seven Seas Water SG&A expenses as a percentage of revenue were 43.3% for the three months ended March 31, 2017, as compared to 32.2% for the same period of 2016, which was primarily driven by the increase in share-based compensation expense as noted above.

Quench SG&A expenses for the three months ended March 31, 2017 increased $0.4 million, or 4.4%, as compared to the same period of 2016. The increase was mainly due to a $0.6 million increase in share-based compensation resulting from the equity award grants following our IPO in the fourth quarter of 2016; a $0.4 million increase in expense related to the implementation of a new software-as-a-service (“SAAS”) based enterprise resource planning (“ERP”) system, which is expected to be completed during 2017; and a $0.2 million increase in amortization expense of deferred lease costs related to the increase in the units placed on lease. These increases were partially offset by a $0.3 million decrease in depreciation expense related to the acceleration of depreciation in the prior year on an existing ERP system, $0.3 million lower compensation and benefits expense, and a $0.2 million reduction in the bad debt reserve resulting from enhanced collection efforts to reduce aged receivables during the quarter. Quench SG&A expenses as a percentage of revenue were 63.6% for the three months ended March 31, 2017, a decrease of 250 basis points as compared to 66.1% for the same period of 2016.

Corporate and Other SG&A expenses for the three months ended March 31, 2017 increased $0.6 million as compared to the same period of 2016. The increase was mainly due to increases in insurance expense and professional fees, including higher legal, audit and consulting and advisory costs, since becoming a public company in October 2016.

Other expense

	Three Months Ended
	March 31,		Change
	2017	2016	Dollars	Percent
	(dollars in thousands)
Interest expense, net	$(1,815)	$(2,580)	$765	(29.7)%
Other expense, net	(182)	(46)	(136)	295.7%
Total other expense	$(1,997)	$(2,626)	$629	(24.0)%

Interest expense, net for the three months ended March 31, 2017 decreased by $0.8 million as compared to the same period of 2016. The decrease was primarily related to the interest income earned on the payments we received on the design and construction contract acquired in the Peru Acquisition, interest income earned on cash balances and lower interest expense related to amortization of existing borrowings that resulted from scheduled debt repayments. The decreases were partially offset by an increase in interest expense from our draw-downs on the Curaçao Credit Facility in March 2016 and on the non-revolving credit facility in Trinidad in May 2016.

Income tax expense

	Three Months Ended
	March 31,		Change in
	2017	2016	Dollars
	(dollars in thousands)
Income tax expense	$935	$628	$307
Effective tax rate	(18.0)%	(18.7)%

We operate through multiple legal entities in a variety of domestic and international jurisdictions, some of which do not impose an income tax. Within these jurisdictions, our operations generate a mix of income and losses, which cannot be offset when calculating income tax expense or benefit for each legal entity. Income tax benefits are not recorded for losses generated in jurisdictions where either the jurisdictions do not impose an income tax or we do not believe it is more likely than not that we will realize the benefit of such losses. In general, the provision for income taxes for the three months ended March 31, 2017 and 2016 was calculated using an estimated annual effective tax rate excluding jurisdictions with no income tax and entities which anticipate a current year loss for which no tax benefit can be taken. For legal entities that expect marginal profitability for the year and have permanent differences that result in significant variations in the estimated annual effective tax rate, we have calculated the income tax provision based on the actual effective tax rate for the year-to-date period as this is the best estimate for the reporting period.

For the three months ended March 31, 2017, we incurred a consolidated pre-tax loss of $5.2 million, which was composed of: (i) an aggregate of $6.6 million of pre-tax losses in jurisdictions which either do not impose an income tax or we do not believe it is more likely than not that we will realize the benefit of such losses and (ii) an aggregate of $1.4 million of pre-tax income in taxable jurisdictions. For the three months ended March 31, 2016, we incurred a consolidated pre-tax loss of $3.4 million, which was composed of: (i) an aggregate of $5.1 million of pre-tax losses in jurisdictions which either do not impose an income tax or we do not believe it is more likely than not that we will realize the benefit of such losses and (ii) an aggregate of $1.7 million of pre-tax income in taxable jurisdictions.

Income tax expense for the three months ended March 31, 2017 and 2016 was $0.9 million and $0.6 million, respectively. The increase was mainly due to taxable income generated by our Peru operations which were acquired in October 2016, income tax expense recorded from a discrete adjustment for certain nondeductible expenses and income tax expense recorded from the recognition of a deferred tax liability that was not classified as a source of future taxable income available to offset a net operating loss in a jurisdiction where we do not believe it is more likely than not that we will realize the benefit of such losses.

Cash paid for income taxes was $0.4 million and $0.1 million during the three months ended March 31, 2017 and 2016, respectively.

Key Metrics

We present Adjusted EBITDA, as well as the other financial information discussed below, because we believe it provides a more accurate comparison of our financial results between periods and more accurately reflects how management assesses our financial results. We use Adjusted EBITDA, as well as the other financial information provided below, as key metrics to measure our performance, evaluate growth trends and determine business strategy.

Non-GAAP Financial Data

Adjusted EBITDA

We regularly use Adjusted EBITDA as a supplemental measure to GAAP measures regarding our operating performance. A detailed explanation and reconciliation of Adjusted EBITDA to its most comparable GAAP financial measure is described below.

Adjusted EBITDA, a non‑GAAP financial measure, is defined as earnings (loss) before net interest expense, income taxes, depreciation and amortization as well as adjusting for the following items: share‑based compensation expense, gain or loss on disposal of assets, acquisition‑related expenses, goodwill impairment charges, changes in deferred revenue related to our bulk water business, ERP system implementation charges for a SAAS solution, initial public offering costs, gains (losses) on extinguishment of debt, IPO triggered compensation, gains on bargain purchases and certain adjustments recorded in connection with purchase accounting for acquisitions. Adjusted EBITDA should not be considered a measure of financial performance under GAAP. Management believes that the use of Adjusted EBITDA, which is used by management as a key metric to assess performance, provides consistency and comparability with our past financial performance, and facilitates period‑to‑period comparisons of operations. Management believes that it is useful to exclude certain charges, such as depreciation and amortization, and non‑core operational charges, from Adjusted EBITDA because (1) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and (2) such expenses can vary significantly between periods. Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

Reconciliation of Non‑GAAP Financial Data

A reconciliation of our GAAP net loss to Adjusted EBITDA for the periods presented is shown below:

	Three Months Ended March 31, 2017
	Seven Seas		Corporate
	Water	Quench	& Other	Total
	(in thousands)
Net loss	$(2,880)	(2,617)	$(629)	$(6,126)
Depreciation and amortization	4,272	3,535	—	7,807
Interest expense (income), net	1,076	1,033	(294)	1,815
Income tax expense	859	76	—	935
Share-based compensation expense	2,000	830	24	2,854
Loss on disposal of assets	—	268	—	268
Changes in deferred revenue related to our bulk water business	280	—	—	280
ERP implementation charges for a SAAS solution	—	696	—	696
Adjusted EBITDA	$5,607	$3,821	$(899)	$8,529

Adjusted EBITDA Margin	39.4%	25.8%	—%	29.4%

	Three Months Ended March 31, 2016
	Seven Seas		Corporate
	Water	Quench	& Other	Total
	(in thousands)
Net loss	$(749)	$(2,900)	$(339)	$(3,988)
Depreciation and amortization	4,012	3,252	—	7,264
Interest expense, net	1,556	1,024	—	2,580
Income tax expense	628	—	—	628
Share-based compensation expense	477	206	—	683
Loss on disposal of assets	—	192	—	192
Acquisition-related expenses	85	—	—	85
Changes in deferred revenue related to our bulk water business	285	—	—	285
ERP implementation charges for a SAAS solution	—	257	—	257
Adjusted EBITDA	$6,294	$2,031	$(339)	$7,986

Adjusted EBITDA Margin	46.7%	14.9%	—%	29.4%

Other Financial Information

As part of our Peru Acquisition, we acquired the rights to a design and construction contract for the construction of a desalination plant and related infrastructure. Pursuant to this design and construction contract, we are entitled to receive monthly installment payments, that continue until 2024 and are guaranteed by a major shareholder of the customer. Due to the manner in which this contractual arrangement is structured, these payments are accounted for as a note receivable.  As a result of this accounting treatment, which differs from existing contracts in our Seven Seas Water business, the cash collected on this design and construction contract is not recognized as revenue in our consolidated financial statements.

Cash collected on the design and construction contract acquired in the Peru Acquisition, which includes both principal and interest, is shown below.

	Three Months Ended March 31, 2017
	Seven Seas		Corporate
	Water	Quench	& Other	Total
	(in thousands)
Cash collected on design and construction contract	$2,026	$—	$—	$2,026

Three Months Ended March 31, 2016
	Seven Seas		Corporate
	Water	Quench	& Other	Total
(in thousands)
Cash collected on design and construction contract	$—	$—	$—	$—

We understand that many in the investment community combine our Adjusted EBITDA and the cash we collect from the design and construction contract for purposes of reviewing and analyzing our financial results. Our management and our board of directors also use this combination in evaluating our performance (including in measuring performance for a portion of the compensation of our executive officers) because they believe it is helpful in better understanding the cash generated from our Seven Seas Water operations. In this regard, and for the sake of clarity and convenience, the combination of our Adjusted EBITDA and the cash collected on the design and construction contract is shown below.

	Three Months Ended March 31, 2017
	Seven Seas		Corporate
	Water	Quench	& Other	Total
	(in thousands)
Adjusted EBITDA plus cash collected on design and construction contract	$7,633	$3,821	$(899)	$10,555

	Three Month Ended March 31, 2016
	Seven Seas		Corporate
	Water	Quench	& Other	Total
	(in thousands)
Adjusted EBITDA plus cash collected on design and construction contract	$6,294	$2,031	$(339)	$7,986

Liquidity and Capital Resources

Overview

As of March 31, 2017 and December 31, 2016, our principal sources of liquidity on a consolidated basis were cash and cash equivalents of $89.9 million and $95.3 million, respectively (excluding restricted cash), which were held for working capital, investment and general corporate purposes. In addition, as of March 31, 2017 and December 31, 2016, we had an aggregate of $6.2 million and $6.1 million, respectively, of restricted cash related to debt service reserve funds for certain of our borrowings and performance security funds for a vendor agreement. Our working capital as of March 31, 2017 was $64.8 million as compared to $75.9 million as of December 31, 2016.

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

With respect to our Seven Seas Water segment, our distribution policy is to maximize cash distributions through the repayment of intercompany loans and payables from our international operating subsidiaries, unless redeployed for further growth opportunities in the same jurisdiction, to our non U.S. intermediate holding companies for redeployment in the manner intended to optimize our return on invested capital. However, certain of our subsidiaries have loan agreements that restrict distributions to related parties in the event certain financial or nonfinancial covenants are not met, which could reduce our ability to redeploy cash. Distributions are typically in the form of dividends, principal and interest payments on intercompany loans, and repayment of intercompany advances or other intercompany arrangements, including billings from our Tampa operations center. When considering the amount and timing of such distributions, our Seven Seas Water operating subsidiaries must maintain sufficient funds for future capital investment, debt service and general working capital purposes.

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

Cash Flows

The following table summarizes our cash flows for the periods:

	Three months ended
	March 31,
	2017	2016
	(in thousands)
Cash provided by operating activities	$5,300	$5,450
Cash used in investing activities	(2,497)	(6,346)
Cash (used in) provided by financing activities	(8,111)	11,081
Net change in cash and cash equivalents	$(5,308)	$10,185

Operating Activities

The significant variations of cash provided by operating activities and net losses are principally related to adjustments to eliminate non-cash and non-operating charges including, but not limited to, amortization, depreciation, share based compensation, changes in the deferred income tax provision, charges related to the disposal of assets and impairment charges. The largest source of operating cash flow is the collection of trade receivables and our largest use of cash flows is the payment of costs associated with revenue, selling and marketing activities and general and administration activities.

Cash provided by operations during the three months ended March 31, 2017 and 2016 was $5.3 million and $5.5 million, respectively.

Investing Activities

Cash used in investing activities during the three months ended March 31, 2017 and 2016 was $2.5 million and $6.3 million, respectively. The $3.8 million decrease was primarily attributable to a reduction in capital expenditures of $2.7 million along with $1.1 million of principal collected related to the design and construction contract acquired in our Peru Acquisition in October 2016. For the three months ended March 31, 2017 and 2016, there were $0.8 million and $3.3 million, respectively, of capital expenditures and long-term contract expenditures by Seven Seas Water for plant expansions and capacity upgrades, primarily at our Trinidad and USVI operating locations. Quench capital expenditures to support existing operations were $2.6 million and $2.9 million for the three months ended March 31, 2017 and 2016, respectively.

For the remainder of fiscal year 2017, we expect to invest approximately $16.9 million across our Seven Seas Water and Quench businesses in capital expenditures and long-term contract expenditures. We expect that these investments will be financed through existing cash, cash generated from operations and, as needed, incremental debt or equity financing.

Financing Activities

Cash used in financing activities during the three months ended March 31, 2017 was $8.1 million, including $7.0 million of scheduled repayments of long-term debt. Cash provided by financing activities during the three months ended March 31, 2016 was $11.1 million, including $15.0 million of proceeds from borrowings, which were partially offset by $3.8 million of scheduled repayments of long‑term debt.

Our long‑term debt is summarized in the table below and further described in the sections that follow. As of March 31, 2017 and December 31, 2016 and, long‑term debt included the following (in thousands):

	March 31,	December 31,
	2017	2016
Trinidad Credit Agreement	$23,000	$24,071
USVI Credit Agreement	11,798	12,923
Quench Loan Agreement	37,000	40,000
BVI Loan Agreement	29,909	31,432
Curaçao Credit Facility	35,000	35,000
Vehicle financing	1,521	1,783
Total face value of long-term debt	$138,228	$145,209

Face value of long-term debt, current	$35,293	$27,963
Less: Current portion of unamortized debt discounts and deferred financing fees	(106)	—
Current portion of long-term debt, net of debt discounts and deferred financing fees	$35,187	$27,963

Face value of long-term debt, non-current	$102,935	$117,246
Less: Non-current portion of unamortized debt discounts and deferred financing fees	(1,153)	(1,493)
Long-term debt, net of debt discounts and deferred financing fees	$101,782	$115,753

Trinidad Credit Agreement

On April 9, 2012, Seven Seas Water (Trinidad) Unlimited, our indirect wholly‑owned subsidiary, entered into a credit agreement (the “Trinidad Credit Agreement”), as a borrower with a bank to partially finance the construction of a water plant in Trinidad. The Trinidad Credit Agreement was subsequently amended on April 15, 2013 to modify restrictions related to distributions and certain financial covenants; May 21, 2013 to modify project completion and drawdown dates; September 9, 2013 to modify the final drawdown date and completion certificate requirements; May 20, 2014 to modify restrictions related to distributions; on October 20, 2014 to reduce the minimum tangible net worth financial covenant of AquaVenture Holdings LLC from $65.0 million to $50.0 million; on June 4, 2015 to reduce restrictions related to financial and non‑financial covenants; on April 18, 2016 to establish a new non‑revolving facility for up to $8.0 million and to eliminate the debt service reserve requirement, which released $1.5 million of restricted cash for general use; and on September 21, 2016 to add AquaVenture Holdings Limited as a guarantor.

We began borrowing under the Trinidad Credit Agreement in August 2012 with the final drawdown of borrowed funds occurring in October 2013. During the drawdown period, the agreement provided for variable interest at LIBOR plus 4.0%. When the drawdown period was completed in October 2013, interest on 50% of the loan was fixed at 5.64% with the remaining 50% at a variable rate based on LIBOR plus 4.0%. The weighted‑average interest rate of the original facility was 5.2% as of March 31, 2017. The loan principal is repayable in equal monthly installments over a seven‑year period maturing in September 2020. Principal on the new $8.0 million non‑revolving facility, of which approximately $7.0 million was drawn on May 16, 2016 with the remaining drawn on August 15, 2016, is due in full in April 2019 while interest is payable monthly. During the drawdown period, the agreement provided for variable interest at LIBOR plus 4.65%. Upon final drawdown in August 2016, interest on 50% of the loan was fixed at 5.84% with the remaining 50% at a variable rate based on LIBOR plus 4.65%. The weighted‑average interest rate of the $8.0 million facility was 5.6% as of March 31, 2017. The bank holds a security interest in the shares and all of the assets of Seven Seas Water (Trinidad) Unlimited.

The Trinidad Credit Agreement is guaranteed by AquaVenture Holdings Limited. The Trinidad Credit Agreement limits the amount of additional indebtedness that Seven Seas Water (Trinidad) Unlimited can incur and places annual limits on capital expenditures by Seven Seas Water (Trinidad) Unlimited. Seven Seas Water (Trinidad) Unlimited is only permitted to make distributions to AquaVenture Holdings Limited shareholders and affiliates if specified debt service coverage ratios are met and it is in compliance with all loan covenants. The Trinidad Credit Agreement contains a number of negative covenants restricting, among other things, indebtedness, investments, liens, dispositions of assets, restricted payments (including dividends), acquisitions, accounting changes, transactions with affiliates, contract amendments, sanctionable practices, prepayments of indebtedness, changes in control and capital expenditures. AquaVenture Holdings Limited as guarantor must maintain a tangible net worth of $50.0 million. In addition, both Seven Seas Water (Trinidad) Unlimited and AquaVenture Holdings Limited, as guarantor, are subject to quarterly financial covenant compliance. We were in compliance with, or received a waiver for, all such covenants as of March 31, 2017.

We may prepay the principal amounts of the loans, prior to the maturity date, in whole or in part.

USVI Credit Agreement

On March 27, 2013, Seven Seas Water Corporation (USVI), our indirect wholly‑owned subsidiary, entered into a credit agreement to partially finance the construction of two water plants in the USVI (the “USVI Credit Agreement”). The USVI Credit Agreement was subsequently amended on: September 9, 2013 to set the final drawdown date and modify the requirements for the project completion certificate; May 20, 2014 to modify restrictions related to distributions; October 20, 2014 to reduce the minimum tangible net worth financial covenant of AquaVenture Holdings Limited from $65.0 million to $50.0 million; and September 21, 2016 to add AquaVenture Holdings Limited as a guarantor.

We began borrowing under the USVI Credit Agreement in April 2013 with the final drawdown of borrowed funds occurring in October 2013. During the drawdown period, the credit agreement provided for variable interest at LIBOR plus 3.3%. When the drawdown period was completed in October 2013, interest on 60% of the loan was fixed at 4.6% with the remaining 40% at a variable rate based on LIBOR plus 3.3%. The weighted‑average interest rate was 4.3% as of March 31, 2017. The loan principal is repayable beginning in January 2014 in twenty‑four monthly installments of $300 thousand followed by twenty‑six monthly installments of $375 thousand with a final balloon payment of $7.7 million due in March 2018. The bank holds a security interest in the shares and all of the assets of Seven Seas Water Corporation (USVI).

The USVI Credit Agreement is guaranteed by AquaVenture Holdings Limited. The USVI Credit Agreement limits the amount of additional indebtedness that Seven Seas Water Corporation (USVI) can incur and places annual limits on capital expenditures by Seven Seas Water Corporation (USVI). Seven Seas Water Corporation (USVI) is only permitted to make distributions to shareholders and affiliates of AquaVenture Holdings LLC if specified debt service coverage ratios are met and it is in compliance with all loan covenants. The USVI Credit Agreement contains a number of negative covenants restricting, among other things, indebtedness, investments, liens, dispositions of assets, restricted payments (including dividends), acquisitions, accounting changes, transactions with affiliates, contract amendments, sanctionable practices, prepayments of indebtedness, changes in control and capital expenditures. AquaVenture Holdings Limited as guarantor must maintain a tangible net worth of $50.0 million and Seven Seas Water Corporation (USVI) must maintain a debt service reserve fund with the bank. In addition, both Seven Seas Water (USVI) Corporation and AquaVenture Holdings Limited, as guarantor, are subject to quarterly financial covenant compliance. We were in compliance with, or received a waiver for, all such covenants as of March 31, 2017.

We may prepay the principal amounts of the loans, prior to the maturity date, in whole or in part.

Quench Loan Agreement

On the date Quench was acquired, the liabilities of Quench included the Amended Loan and Security Agreement between a lender and Quench (the “Quench Loan Agreement”). The Quench Loan Agreement included: (i) a Tranche A Term Loan of $12.5 million with a maturity date of December 23, 2018; (ii) a Tranche B Term Loan of $7.5 million with a maturity date of December 23, 2018; and (iii) a Tranche C Term Loan of $10.0 million with a maturity date of December 23, 2018.

On June 16, 2014, the Quench Loan Agreement was amended in connection with the acquisition of Atlas Watersystems, Inc. (“Atlas”). This amendment included, among other things: (i) a consent of the acquisition of Atlas; (ii) a requirement for an $11.0 million capital contribution to Quench in connection with the Atlas acquisition; (iii) added and disbursed a Tranche D Term Loan in the amount of $10.0 million with a maturity date of December 23, 2018; and (iv) a grant of seven‑year warrants to the lender to purchase 60,635 of Class B Shares of AquaVenture Holdings LLC at a purchase price of $4.9477 per share.

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

The Tranche A Term Loan of $12.5 million contains an interest rate per annum equal to the base rate in effect for such month, plus 6% per annum, provided that in no event shall the interest rate per annum be less than 9.5% (10.0% as of March 31, 2017). The Tranche B, C and D Term Loans of $7.5 million, $10.0 million and $10.0 million, respectively, each contain an interest rate per annum equal to the base rate in effect for such month, plus 5.5% per annum, provided that in no event shall the interest rate per annum be less than 9.0% (9.5% as of March 31, 2017). The base rate for each tranche is defined as the greater of the highest Prime Rate in effect during the month or the highest three‑month LIBOR rate in effect during each month, plus 2.5% per annum. Interest only payments were paid monthly through the date the first principal payment was due.

Quench may prepay the principal amounts of the loans, prior to the maturity date, in whole or in part, provided that Quench concurrently pays all accrued and unpaid interest on the principal so prepaid. Prepayments of the loans shall be applied pro rata to the principal installments due or outstanding on the loans.

The Quench Loan Agreement is collateralized by substantially all of Quench’s assets. In accordance with the negative covenants as defined within the Quench Loan Agreement, Quench is restricted from making distributions or declaring dividends without prior consent of the lender. In addition to a minimum net recurring revenue covenant, Quench is required to comply with certain other financial and nonfinancial covenants. We were in compliance with, or received a waiver for, all such covenants as of March 31, 2017.

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

The BVI Loan Agreement provides for interest on the outstanding borrowings at LIBOR plus 3.5% per annum and interest is paid quarterly. As of March 31, 2017, the weighted‑average interest rate was 4.5%. The loan principal is repayable quarterly beginning in March 31, 2015 in 26 quarterly installments that escalate from 3.2% of the original principal balance to 4.6% of the original principal balance. The BVI Loan Agreement is collateralized by all shares and underlying assets of Seven Seas Water (BVI) Ltd.

The BVI Loan Agreement includes both financial and nonfinancial covenants, limits the amount of additional indebtedness that Seven Seas Water (BVI) Ltd. can incur and places annual limits on capital expenditures for this subsidiary. The BVI Loan Agreement also places restrictions on distributions made by Seven Seas Water (BVI) Ltd. which is only permitted to make distributions to shareholders and affiliates of AquaVenture Holdings Limited if specified debt service coverage and loan life coverage ratios are met and it is in compliance with all loan covenants. The BVI Loan Agreement contains a number of negative covenants restricting, among other things, indebtedness, investments, liens, dispositions of assets, restricted payments (including dividends), mergers and acquisitions, accounting changes, transactions with affiliates, prepayments of indebtedness, capital expenditures, changes in nature of business and joint ventures. In addition, Seven Seas Water (BVI) Ltd is subject to quarterly financial covenant compliance, including minimum debt service and loan life coverage ratios, and must maintain a minimum debt service reserve fund with the bank. Seven Seas Water (BVI) Ltd. was in compliance with, or received a waiver for, all such covenants as of March 31, 2017.

Seven Seas Water (BVI) Ltd. may prepay the principal amounts of the loans, after completing its obligations with respect to the sewage treatment plants and prior to the maturity date, in whole or in part.

Curaçao Credit Facility

On June 18, 2015, Aqua Venture Holdings Curaçao N.V., a Curaçao naamloze vennootschap and our wholly‑owned subsidiary, entered into a $35.0 million credit facility with a bank  (the “Curaçao Credit Facility”). The Curaçao Credit Facility consists of a term loan of $20.0 million and a delayed draw term loan of up to $15.0 million which was available to be drawn through March 18, 2016. On March 9, 2016, we borrowed the remaining $15.0 million of available borrowing under the facility. On September 21, 2016, the Curaçao Credit Facility was amended to add AquaVenture Holdings Limited as a guarantor. The Curaçao Credit Facility is non‑amortizing, matures in June 2019 and bears interest at either: (i) the higher of 1% or the ICE Benchmark Administration LIBOR Rate, plus an applicable margin ranging from 7.5% to 8.5% depending upon the leverage ratio as defined within the Curaçao Credit Facility; or (ii) the greater of the bank’s base rate or a federal funds rate plus 0.5%, plus an applicable margin ranging from 6.5% to 7.5% depending upon the leverage ratio as defined within the Curaçao Credit Facility. As of March 31, 2017, the interest rate was 9.1%.

The Curaçao Credit Facility is guaranteed by AquaVenture Holdings Limited and contains certain financial and nonfinancial covenants. The financial covenants include minimum interest coverage and maximum leverage ratio requirements that became effective on March 31, 2016 and exclude the operations of Quench, AquaVenture Holdings Peru S.A.C. and ADB, which are considered unrestricted subsidiaries for purposes of the Curaçao Credit Facility and any cash not available for general use. In addition, the Curaçao Credit Facility contains a number of negative covenants restricting, among other things, indebtedness, investments, liens, dispositions of assets, restricted payments (including dividends and certain transfers to and investments in Quench), mergers and acquisitions, accounting changes, transactions with affiliates, prepayments of indebtedness, capital expenditures, changes in nature of business and amendments of documents. The interest coverage ratio covenant will not apply if our minimum cash balance, excluding Quench, exceeds $5.0 million. We were in compliance with, or received a waiver for, all such covenants as of March 31, 2017.

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

Contractual Obligations and Other Commitments

 Please refer to Note 7—“Commitments and Contingencies” to the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for more information. There were no other material changes to our contractual obligations during the three months ended March 31, 2017. For a complete discussion of our contractual obligations, please refer to our “Management’s discussion and analysis of financial condition and results of operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Off‑Balance Sheet Arrangements

At March 31, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off‑balance sheet arrangements or other contractually narrow or limited purposes.

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

Interest Rate Risk

We had cash and cash equivalents totaling $89.9 million as of March 31, 2017. This amount was invested primarily in demand deposits with domestic and international banks, money market accounts, and U.S. Treasury bills. The cash and cash equivalents are held for investment and working capital purposes. Our cash deposits are maintained for capital preservation purposes. We do not enter into investments for trading or speculative purposes. As of March 31, 2017, we have variable rate loans outstanding of $118.1 million that adjust with interest rate movements in LIBOR or the lending bank's prime lending rate except when interest rate floors apply. Accordingly, we are subject to interest rate risk to the extent that LIBOR or the lending bank's prime lending rate changes. A hypothetical 100 bps increase in our interest rates in effect at March 31, 2017 would have a $1.1 million increase to our interest expense on an annualized basis. A hypothetical 100 bps decrease in our interest rates in effect at March 31, 2017 would have a $0.6 million decrease to our interest expense on an annualized basis. We believe our mixture of fixed rate and variable rate loans helps reduce our overall exposure to interest rate risk.

Foreign Exchange Risk

The U.S. dollar is our functional currency and, for the three months ended March 31, 2017, less than 3% of our consolidated revenues were denominated or paid in a foreign currency. We utilize these payments, in large part, to help minimize our exposure to foreign exchange risk related to payment obligations we may incur in a local currency related to labor, construction, consumables or materials costs, or if our procurement orders are denominated in a currency other than U.S. dollars. If any of these local currencies change in value versus the U.S. dollar, our cost in U.S. dollars would change which could adversely affect our results of operations. We believe that our strategy to carefully manage the exposure to foreign currencies as well as ensure that a majority of our revenues are denominated in the U.S. dollar, helps reduce our overall exposure to foreign exchange risk.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The matters discussed in this Quarterly Report on Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances, over many of which we have little or no control. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2016 and subsequent filings as well as risks and uncertainties discussed elsewhere in this Quarterly Report on Form 10-Q, could cause actual results to differ materially from those in the forward-looking statements. There are no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on October 6, 2016 pursuant to Rule 424(b)(4) under the Securities Act. There was no significant use of our proceeds during the three months ended March 31, 2017.

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

AquaVenture Holdings Limited

Date: May 11, 2017	By:	/s/ LEE S. MULLER
Lee S. Muller
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †
31.2	Certification of Chief Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *†
101.INS	XBRL Instance Document †
101.SCH	XBRL Taxonomy Extension Schema Document †
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document †
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document †
101.LAB	XBRL Taxonomy Extension Label Linkbase Document †
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document †

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