Form 10-Q
period 2017-06-30
AquaVenture Holdings Ltd
filed 2017-08-14
CIK 1422841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The total number of ordinary shares outstanding as of August 11, 2017 was 26,433,505.

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2017

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	June 30,	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$82,914	$95,334
Restricted cash	166	166
Trade receivables, net of allowances of $910 and $1,166, respectively	14,316	15,473
Inventory	6,459	6,246
Prepaid expenses and other current assets	9,921	6,401
Total current assets	113,776	123,620
Property, plant and equipment, net	114,382	116,092
Construction in progress	10,087	9,398
Long-term contract costs	83,978	87,512
Restricted cash	6,081	5,895
Other assets	42,247	44,311
Deferred tax asset	402	515
Intangible assets, net	50,482	51,330
Goodwill	98,023	98,023
Total assets	$519,458	$536,696
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$3,924	$3,880
Accrued liabilities	12,997	13,075
Current portion of long-term debt	9,093	27,963
Deferred revenue	2,776	2,820
Total current liabilities	28,790	47,738
Long-term debt	121,488	115,753
Deferred tax liability	4,354	2,874
Other long-term liabilities	3,278	2,825
Total liabilities	157,910	169,190
Commitments and contingencies (see Note 7)
Shareholders' Equity
Ordinary shares, no par value, 250,000 shares authorized; 26,427 and 26,388 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	563,836	558,141
Accumulated deficit	(202,288)	(190,635)
Total shareholders' equity	361,548	367,506
Total liabilities and shareholders' equity	$519,458	$536,696

See accompanying notes to the unaudited condensed consolidated financial statements.

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Revenues:
Bulk water	$14,817	$13,581	$29,032	$27,072
Rental	13,006	12,051	25,810	23,757
Other	2,070	2,632	4,059	4,564
Total revenues	29,893	28,264	58,901	55,393
Cost of revenues:
Bulk water	9,175	7,630	17,999	15,293
Rental	5,671	5,269	11,425	10,733
Other	1,171	1,468	2,307	2,507
Total cost of revenues	16,017	14,367	31,731	28,533
Gross profit	13,876	13,897	27,170	26,860
Selling, general and administrative expenses	16,742	14,455	33,230	28,152
Loss from operations	(2,866)	(558)	(6,060)	(1,292)
Other expense:
Interest expense, net	(1,704)	(2,849)	(3,519)	(5,429)
Other expense, net	(93)	(89)	(275)	(135)
Loss before income tax expense	(4,663)	(3,496)	(9,854)	(6,856)
Income tax expense	864	730	1,799	1,358
Net loss	$(5,527)	$(4,226)	$(11,653)	$(8,214)

Loss per share – basic and diluted(1)	$(0.21)		$(0.44)

Weighted-average shares outstanding – basic and diluted(1)	26,415		26,401

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

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(11,653)	$(8,214)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,697	14,761
Adjustment to asset retirement obligation	24	19
Share-based compensation expense	5,910	1,067
Provision for bad debts	217	504
Deferred income tax provision	1,593	1,096
Inventory adjustment	109	86
Loss on disposal of assets	642	523
Amortization of debt financing fees	415	371
Adjustment to acquisition contingent consideration	—	33
Accretion of debt	51	184
Other	—	69
Change in operating assets and liabilities:
Trade receivables	970	1,384
Inventory	(384)	(215)
Prepaid expenses and other current assets	(1,864)	(242)
Other assets	(1,298)	(1,141)
Current liabilities	(245)	77
Long-term liabilities	454	570
Net cash provided by operating activities	10,638	10,932
Cash flows from investing activities:
Capital expenditures	(7,156)	(10,509)
Long-term contract expenditures	(500)	(1,138)
Net cash paid for acquisition of assets or business	(2,143)	(100)
Principal collected on note receivable	2,210	—
Net cash used in investing activities	(7,589)	(11,747)
Cash flows from financing activities:
Proceeds from long-term debt	—	21,954
Payments of long-term debt	(13,901)	(8,079)
Payment of debt financing fees	—	(228)
Payment of acquisition contingent consideration	—	(850)
Proceeds from exercise of stock options	36	2
Shares withheld to cover minimum tax withholdings on equity awards	(251)	—
Issuance costs from issuance of ordinary shares in IPO	(1,167)	—
Net cash (used in) provided by financing activities	(15,283)	12,799
Change in cash, cash equivalents and restricted cash	(12,234)	11,984
Cash, cash equivalents and restricted cash at beginning of period	101,395	25,026
Cash, cash equivalents and restricted cash at end of period	$89,161	$37,010

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

Quench offers WAAS solutions by providing bottleless filtered water coolers and other products that use filtered water as an input, such as ice machines, sparkling water dispensers and coffee brewers, to customers throughout North America. Quench’s point‑of‑use systems purify a customer’s existing water supply. Quench offers solutions to a broad mix of industries, including government, education, medical, manufacturing, retail, and hospitality. Quench installs and maintains its filtered water systems typically under multi‑year contracts that renew automatically. Quench is supported by an operations center in King of Prussia, Pennsylvania, which provides marketing and business development, field service and supply chain support, customer care and administrative functions.

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

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, certain information and footnotes normally required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the Company’s unaudited condensed consolidated balance sheet as of June 30, 2017, the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016 and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2017 and 2016. The unaudited condensed consolidated balance sheet as of December 31, 2016 was derived from the audited consolidated balance sheet as of December 31, 2016, as presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Adoption of New Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”), issued authoritative guidance that simplifies the determination of which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting. This guidance is effective for annual reporting periods beginning on or after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted. The Company has adopted this guidance on April 1, 2017, on a prospective basis.  There is no material difference as compared to the Company’s policy prior to the adoption of the pronouncement. As such, there was no impact to the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2017 as a result of this adoption.

In January 2017, the FASB issued authoritative guidance that updates and clarifies the definition of a business with the objective of adding guidance to assist in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance will be effective for annual reporting periods beginning on or after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted. The Company has adopted this guidance on April 1, 2017, on a prospective basis. There was no impact to the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2017 as a result of this adoption.

In November 2016, the FASB issued authoritative guidance that requires inclusion of cash and cash equivalents that have restrictions on withdrawal or use in total cash and cash equivalents on the statement of cash flows. This guidance will be effective for annual reporting periods beginning on or after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted. The Company has adopted this guidance on January 1, 2017. The Company now presents the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows and no longer presents transfers between cash and cash equivalents and restricted cash and restricted cash investments in the statement of cash flows. Cash, cash equivalents and restricted cash stated in the consolidated unaudited statement of cash flows represents the addition of cash and cash equivalents, restricted cash classified as current and restricted cash classified as non-current line items in the unaudited condensed consolidated balance sheet. The adoption was on a retrospective basis and the unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2016 has been adjusted to reflect the adoption. The adoption does not have any impact on the unaudited condensed consolidated balance sheet or statement of operations.

New Accounting Pronouncements

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

In January 2017, the FASB issued authoritative guidance that simplifies the test for goodwill impairment. This guidance will be effective for annual reporting periods beginning on or after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted upon interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company will early adopt this guidance in the fourth quarter of 2017 in conjunction with its annual goodwill impairment testing for 2017.

In May 2014, the FASB issued authoritative guidance regarding revenue from contracts with customers that specifies that revenue should be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration which the company expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning on or after December 15, 2017 and interim periods within those annual periods and will require enhanced disclosures. The Company has developed its assessment approach and has begun evaluating the potential impact of the accounting and disclosure requirements on the consolidated financial statements. The Company expects to finalize its assessment during the fourth quarter of 2017 and will provide additional disclosure updates on the qualitative and quantitative impact as they become available. The Company will adopt the guidance on a retrospective basis on January 1, 2018. In conjunction with this adoption, the Company will also adopt the authoritative guidance issued in March 2017 regarding the determination of the customer in a service concession arrangement.

In February 2016, the FASB issued authoritative guidance regarding leases that requires lessees to recognize a lease liability and right‑of‑use asset for operating leases, with the exception of short‑term leases. In addition, lessor accounting was modified to align, where necessary, with lessee accounting modifications and the authoritative guidance regarding revenue from contracts with customers. This guidance will be effective for annual reporting periods beginning on or after December 15, 2018, including interim periods within those annual periods, and early adoption is permitted. The Company expects to finalize its assessment during the fourth quarter of 2017 and will provide additional disclosure updates on the qualitative and quantitative impact as they become available. The Company will early adopt the guidance on a retrospective basis effective January 1, 2018 in conjunction with the guidance regarding revenue from contracts with customers.

3. Business Combinations and Asset Acquisitions

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

Transaction-related expenses incurred by the Company were not material during the three and six months ended June 30, 2017. Transaction-related costs incurred by the Company during the three and six months ended June 30, 2016 were $0.4 million and $0.1 million, respectively, and were expensed as incurred within selling, general and administrative (“SG&A”) expenses in the unaudited condensed consolidated statements of operations.

The Seven Seas Water business completed the Peru Acquisition to expand its installed base of seawater reverse osmosis desalination facilities used to provide WAAS, its presence in South America and the industries served.

As of June 30, 2017, the purchase price allocated to the fair value of assets acquired, including intangibles recorded in conjunction with the business combination, and liabilities assumed remains preliminary. During the three months ended June 30, 2017, the Company made certain adjustments to the purchase price allocation for certain liabilities, including tax, that existed prior to October 31, 2016. The Company believes the liabilities are fully indemnified pursuant to the purchase and sale agreement for the Peru Acquisition. As a result, the Company updated the purchase price allocation as of June 30, 2017 to record a liability in the amount of $0.7 million which was recorded in accrued liabilities and an indemnification receivable in the amount of $0.7 million, which was recorded in prepaids and other assets in the unaudited condensed consolidated balance sheet as of June 30, 2017.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues	$29,893	$29,196	$58,901	$57,204
Net loss	$(5,527)	$(3,260)	$(11,653)	$(6,070)

Asset Acquisitions

Pure Water Innovations, Inc.

On June 1, 2017, Quench USA, Inc., a wholly-owned subsidiary of AquaVenture Holdings Limited, acquired substantially all of the assets of Pure Water Innovations, Inc. (“PWI”) pursuant to an asset purchase agreement. The assets acquired consisted primarily of in-place lease agreements and the related point-of-use systems, which are primarily located in North Carolina. The aggregate purchase price of $2.0 million, consisted of a cash payment and $50 thousand of contingent consideration, which was deemed probable of payment on the date of the acquisition. In addition, transaction-related expenses incurred by the Company were not material during the three and six months ended June 30, 2017.

The revenues and related expenses from the acquired in-place lease agreements will be included in the Quench reportable segment after the date of acquisition. The Quench business completed the PWI asset acquisition to expand its installed base of point-of-use systems in North Carolina.

As the acquisition of PWI did not meet the definition of a business combination, the Company accounted for the transaction as an asset acquisition. In an asset acquisition, goodwill is not recognized, but rather any excess consideration transferred over the fair value of the net assets acquired is allocated on a relative fair value basis to the identifiable net assets. In addition, transaction-related expenses are capitalized and allocated to the net assets acquired on a relative fair value basis. The following table summarizes the amounts allocated to the fair value of net assets acquired (in thousands):

Trade receivables	$31
Property, plant and equipment	325
Customer relationships	1,690
Deferred revenue	(28)
Accrued liabilities	(12)
Net assets acquired	$2,006

The assets in the initial purchase price allocation are stated at fair value based on estimates of fair value using available information and making assumptions management believes are reasonable. The customer relationships were valued using an excess earnings approach which is based on the present value of expected cash flows generated by the revenues under the contract with the customer. The weighted average useful life of the acquired customer relationships is approximately 12 years from the date of acquisition.

4. Fair Value Measurements

At June 30, 2017 and December 31, 2016, the Company had the following assets and liabilities measured at fair value on a recurring basis in the unaudited condensed consolidated balance sheets:

•	U.S. Treasury securities are measured on a recurring basis and are recorded at fair value based on quoted market value in an active market, which is considered a Level 1 input.

•	Money market funds are measured on a recurring basis and are recorded at fair value based on each fund’s quoted market value per share in an active market, which is considered a Level 1 input.

There were no transfers into or out of Level 1, 2 or 3 assets during the three or six months ended June 30, 2017. Transfers between levels are deemed to have occurred if the lowest level of input were to change.

The Company’s fair value measurements as of June 30, 2017 and December 31, 2016 were as follows (in thousands):

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Asset/	for Identical	Observable	Unobservable
Assets/Liabilities Measured at Fair Value	(Liability)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
As of June 30, 2017
Recurring basis:
Money market funds	$20,681	$20,681	$—	$—
U.S. Treasury securities	$39,380	$39,380	$—	$—
As of December 31, 2016
Recurring basis:
Money market funds	$29,523	$29,523	$—	$—
U.S. Treasury securities	$24,777	$24,777	$—	$—

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

During the six months ended June 30, 2017, the Company granted options to purchase 50 thousand ordinary shares to eligible recipients at a weighted average exercise price of  $16.54 per share. The options to purchase ordinary shares have a time-based vesting schedule of four years with 25% on the first anniversary and the remaining 75% vesting quarterly over the remaining three years.

In addition, the Company granted 57 thousand restricted share units during the six months ended June 30, 2017. Certain of the restricted share units were granted to the Company’s board of directors and have time-based vesting schedule of one year from the date of grant. All other restricted share units have a time-based vesting schedule of four years with 25% on the first anniversary and the remaining 75% vesting quarterly over the remaining three years. The fair market value of restricted share units is determined based on the closing share price of the Company’s ordinary shares on the date of grant, and is amortized on a straight-line basis over the requisite service period.

Employee Stock Purchase Plan

Under the 2016 Employee Stock Purchase Plan (“2016 ESPP”), the Company offers eligible employee participants to purchase the Company’s ordinary shares at a price equal to the lesser of 85 percent of the closing market price on the first or last day of an established offering period. While no ordinary shares under the 2016 ESPP were issued during the three and six months ended June 30, 2017, the first offering period commenced in April 2017.  Share-based compensation expense is recognized based on the fair value of the employees’ purchase rights under the 2016 ESPP and is amortized on a straight-line basis over the offering period.

Share‑Based Compensation Expense

               Total share‑based compensation expense recognized during the three months ended June 30, 2017 and 2016 was $3.1 million and $0.4 million, respectively. For the three months ended June 30, 2017, $2.9 million and $0.2 million were recorded in SG&A and cost of revenues, respectively, within the unaudited condensed consolidated statements of operations. For the three months ended June 30, 2016, $0.4 million and $0 were recorded in SG&A and cost of revenues, respectively, within the unaudited condensed consolidated statements of operations.

Total share‑based compensation expense recognized during the six months ended June 30, 2017 and 2016 was $5.9 million and $1.1 million, respectively. For the six months ended June 30, 2017, $5.7 million and $0.2 million were recorded in SG&A and cost of revenues, respectively, within the unaudited condensed consolidated statements of operations. For the six months ended June 30, 2016, $1.1 million and $0 were recorded in SG&A and cost of revenues, respectively, within the unaudited condensed consolidated statements of operations.

There was no related tax benefit for the three or six months ended June 30, 2017 and 2016 as a full deferred tax asset valuation allowance was recorded in the United States for domestic operations.

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

There were no ordinary shares outstanding prior to October 6, 2016, therefore no loss per share information has been presented for any period prior to that date. The following table provides information for calculating net loss applicable to ordinary shareholders (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2017	2017
Numerator:
Net loss	$(5,527)	$(11,653)

Denominator:
Weighted-average ordinary shares outstanding - basic and diluted	26,415	26,401

Loss per share - basic and diluted	$(0.21)	$(0.44)

Given that the Company had a net loss for the three and six months ended June 30, 2017, the calculation of diluted loss per share is computed using basic weighted average ordinary shares outstanding.

Approximately 4.0 million weighted-average outstanding share awards for both the three and six months ended June 30, 2017 were excluded from the calculation of diluted earnings per share because their effect was antidilutive.

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

During the three months ended June 30, 2017 and 2016, the Company recorded accretion expense of $12 thousand and $9 thousand, respectively. During the six months ended June 30, 2017 and 2016, the Company recorded accretion expense of $24 thousand and $19 thousand, respectively. No valuation adjustments were recorded during the three or six months ended June 30, 2017 and 2016.

At June 30, 2017 and December 31, 2016, the current portion of the ARO liabilities was $26 thousand and $0, respectively, and was recorded in accrued liabilities in the unaudited condensed consolidated balance sheets. At June 30, 2017 and December 31, 2016, the long‑term portion of the ARO liabilities was $1.1 million and $1.1 million, respectively, and was recorded in other long‑term liabilities in the unaudited condensed consolidated balance sheets.

Litigation, Claims and Administrative Matters

The Company, may, from time to time, be a party to legal proceedings, claims, and administrative matters that arise in the normal course of business. The Company has made accruals with respect to certain of these matters, where appropriate, that are reflected in the unaudited condensed consolidated financial statements but are not, individually or in the aggregate, considered material. For other matters for which an accrual has not been made, the Company has not yet determined that a loss is probable or the amount of loss cannot be reasonably estimated. While the ultimate outcome of the matters cannot be determined, the Company currently does not expect that these proceedings and claims, individually or in the aggregate, will have a material effect on the unaudited condensed consolidated financial position, results of operations, or cash flows. The outcome of any litigation is inherently uncertain, however, and if decided adversely to the Company, or if the Company determines that settlement of particular litigation is appropriate, the Company may be subject to liability that could have a material adverse effect on the unaudited condensed consolidated financial position, results of operations, or cash flows. The Company maintains liability insurance in such amounts and with such coverage and deductibles as management believes is reasonable. The principal liability risks that the Company insures against are customer lawsuits caused by damage or nonperformance, workers’ compensation, personal injury, bodily injury, property damage, directors’ and officers’ liability, cybersecurity and cyber incidents, errors and omissions, employment practices liability and fidelity losses. There can be no assurance that the Company’s liability insurance will cover all events or that the limits of coverage will be sufficient to fully cover all liabilities. As of June 30, 2017, the Company has determined there are no matters for which a material loss is reasonably possible or the Company has either determined that the range of loss is not reasonably estimable or that any reasonably estimable range of loss is not material to the unaudited condensed consolidated financial statements.

8. Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Six Months Ended
	June 30,
	2017	2016
Cash paid during the period:
Income taxes, net	$627	$55
Interest, net	$5,128	$5,364
Non-Cash Transaction Information:
Non-cash capital expenditures	$557	$1,013
Unpaid offering costs	$—	$1,202
Unpaid debt financing costs	$797	$13

The components of total ending cash for the periods presented in the unaudited condensed consolidated statement of cash flows are as follows (in thousands):

	As of
	June 30,
	2017	2016
Cash and cash equivalents	$82,914	$31,186
Restricted cash, current	166	930
Restricted cash, non-current	6,081	4,894
	$89,161	$37,010

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

Seven Seas Water provides outsourced desalination solutions and wastewater treatment for governmental, municipal, industrial and hospitality customers internationally under long‑term contracts. Quench provides bottleless filtered water coolers and other products that use filtered water as an input, such as ice machines, sparkling water dispensers and coffee brewers, to customers throughout North America, typically under multi‑year contracts. Revenues reported under the Seven Seas Water reportable segment primarily represent bulk water sales and service, including revenues generated from service concession arrangements, whereas revenues reported under the Quench reportable segment primarily represent rental of filtered water and related systems.

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

The following table provides information by reportable segment and a reconciliation to the consolidated results for the three and six months ended June 30, 2017 (in thousands):

	Three Months Ended June 30, 2017				Six Months Ended June 30, 2017
	Seven Seas		Corporate		Seven Seas		Corporate
	Water	Quench	& Other	Total	Water	Quench	& Other	Total
Revenues:
Bulk water	$14,817	$—	$—	$14,817	$29,032	$—	$—	$29,032
Rental	—	13,006	—	13,006	—	25,810	—	25,810
Other	—	2,070	—	2,070	—	4,059	—	4,059
Total revenues	14,817	15,076	—	29,893	29,032	29,869	—	58,901
Gross profit:
Bulk water	5,642	—	—	5,642	11,033	—	—	11,033
Rental	—	7,335	—	7,335	—	14,385	—	14,385
Other	—	899	—	899	—	1,752	—	1,752
Total gross profit	5,642	8,234	—	13,876	11,033	16,137	—	27,170
Selling, general and administrative expenses	5,931	9,749	1,062	16,742	12,085	19,160	1,985	33,230
Loss from operations	(289)	(1,515)	(1,062)	(2,866)	(1,052)	(3,023)	(1,985)	(6,060)
Other (expense) income, net	(1,117)	(1,003)	323	(1,797)	(2,375)	(2,036)	617	(3,794)
Loss before income tax expense	(1,406)	(2,518)	(739)	(4,663)	(3,427)	(5,059)	(1,368)	(9,854)
Income tax expense	775	89	—	864	1,634	165	—	1,799
Net loss	$(2,181)	$(2,607)	$(739)	$(5,527)	$(5,061)	$(5,224)	$(1,368)	$(11,653)
Other information:
Depreciation and amortization expense	$4,221	$3,669	$—	$7,890	$8,493	$7,204	$—	$15,697
Interest expense (income), net	$1,024	$1,003	$(323)	$1,704	$2,100	$2,036	$(617)	$3,519
Expenditures for long-lived assets	$861	$3,390	$—	$4,251	$1,702	$5,954	$—	$7,656
Amortization of deferred financing fees	$132	$74	$—	$206	$270	$145	$—	$415

The following table provides information by reportable segment and a reconciliation to the consolidated results for the three and six months ended June 30, 2016 (in thousands):

	Three Months Ended June 30, 2016				Six Months Ended June 30, 2016
	Seven Seas		Corporate		Seven Seas		Corporate
	Water	Quench	& Other	Total	Water	Quench	& Other	Total
Revenues:
Bulk water	$13,581	$—	$—	$13,581	$27,072	$—	$—	$27,072
Rental	—	12,051	—	12,051	—	23,757	—	23,757
Other	—	2,632	—	2,632	—	4,564	—	4,564
Total revenues	13,581	14,683	—	28,264	27,072	28,321	—	55,393
Gross profit:
Bulk water	5,951	—	—	5,951	11,779	—	—	11,779
Rental	—	6,782	—	6,782	—	13,024	—	13,024
Other	—	1,164	—	1,164	—	2,057	—	2,057
Total gross profit	5,951	7,946	—	13,897	11,779	15,081	—	26,860
Selling, general and administrative expenses	4,699	9,105	651	14,455	9,041	18,116	995	28,152
Income (loss) from operations	1,252	(1,159)	(651)	(558)	2,738	(3,035)	(995)	(1,292)
Other (expense) income, net	(1,925)	(1,014)	1	(2,938)	(3,532)	(2,038)	6	(5,564)
Loss before income tax expense	(673)	(2,173)	(650)	(3,496)	(794)	(5,073)	(989)	(6,856)
Income tax expense	730	—	—	730	1,358	—	—	1,358
Net loss	$(1,403)	$(2,173)	$(650)	$(4,226)	$(2,152)	$(5,073)	$(989)	$(8,214)
Other information:
Depreciation and amortization expense	$4,076	$3,421	$—	$7,497	$8,088	$6,673	$—	$14,761
Interest expense, net	$1,835	$1,014	$—	$2,849	$3,391	$2,038	$—	$5,429
Expenditures for long-lived assets	$2,567	$2,834	$—	$5,401	$5,887	$5,760	$—	$11,647
Amortization of deferred financing fees	$154	$33	$—	$187	$305	$66	$—	$371

As of June 30, 2017, total assets for the Seven Seas Water and Quench reportable segments were $266.1 million and $195.6 million, respectively. As of December 31, 2016, total assets for the Seven Seas Water and Quench reportable segments were $274.2 million and $193.4 million, respectively.

As of June 30, 2017 and December 31, 2016, total assets for Corporate and Other were $57.8 million and $69.0 million, respectively.

10. Significant Concentrations, Risks and Uncertainties

The Company is exposed to interest rate risk resulting from its variable rate loans outstanding that adjust with movements in LIBOR or the lending bank’s prime lending rate.

For the three and six months ended June 30, 2017, a significant portion of the Company’s revenues are derived from territories and countries in the Caribbean region. Demand for water in the Caribbean region is impacted by, among other things, levels of rainfall,  tourism industry and demand from our industrial clients. High levels of rainfall and a downturn in the level of tourism and demand for real estate could adversely impact the future performance of the Company.

At June 30, 2017, a significant portion of the Company’s property, plant and equipment is located in the Caribbean region. The Caribbean islands are situated in a geography where tropical storms and hurricanes occur with regularity, especially during certain times of the year. The Company designs its plant facilities to withstand such conditions; however, a major storm could result in plant damage or periods of reduced consumption or unavailability of electricity or source seawater needed to produce water. It is the Company’s policy to maintain adequate levels of property and casualty insurance; however, the Company only insures certain plants for wind.

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

11. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the unaudited condensed consolidated financial statements for the six months ended June 30, 2017. The subsequent events included the following:

•

On August 2, 2017, effective August 1, 2017, Quench Canada, Inc., a Canadian company and direct wholly-owned subsidiary of the Company, acquired substantially all of the assets and assumed certain liabilities of Quench Water Canada, Inc., pursuant to an asset purchase agreement (“Quench Canada Agreement”). The assets acquired consisted primarily of in-place lease agreements and the related point-of-use systems, which are generally located in Ontario, Canada, and certain intellectual property. The aggregate purchase price of $758 thousand was paid in cash.

The revenues and related expenses from the acquired assets will be included in the Quench reportable segment after the date of acquisition. The Quench business completed the asset acquisition to expand its installed base of point-of-use systems to a new geographic market.

Due primarily to the timing of the acquisition, the Company has not yet completed the allocation of the purchase price to the net assets acquired.

•

On August 4, 2017, the Company, AVH Peru and Quench USA, Inc. (collectively the “Borrowers”) entered into a $150.0 million senior secured credit agreement (the “Credit Agreement”) with a bank. The Credit Agreement is non-amortizing, matures in August 2021 and bears interest at LIBOR plus 6.00% with a LIBOR floor of 1%. Interest only payments are due quarterly with principal due in full upon maturity.

The Credit Agreement is guaranteed by the Company along with certain subsidiaries and contains financial and nonfinancial covenants. The financial covenants include minimum interest coverage ratio and maximum leverage ratio requirements as defined in the Credit Agreement, and are calculated using consolidated Company financial information excluding the results of AquaVenture (BVI) Holdings Limited and its subsidiary Seven Seas Water (BVI) Limited. In addition, the Credit Agreement contains customary negative covenants limiting, among other things, indebtedness, investments, liens, dispositions of assets, restricted payments (including dividends), transactions with affiliates, prepayments of indebtedness, capital expenditures, changes in nature of business and amendments to documents.

The Company may prepay in whole or in part, the outstanding principal and accrued unpaid interest under the Credit Agreement. A prepayment fee is due upon repayment if it occurs prior to August 4, 2018. The Credit Agreement is collateralized by substantially all of the assets of the Borrowers and stated guarantors.

On August 4, 2017, the Company utilized approximately $100 million of the proceeds from the Credit Agreement to repay in full the outstanding principal on the following debt obligations:

o

An Amended and Restated Credit Agreement, dated April 18, 2016 (as amended, restated, or modified or supplemented from time to time), between a bank and Seven Seas Water (Trinidad) Unlimited, an indirect wholly-owned subsidiary of the Company;

o

A Credit Agreement, dated March 27, 2013 (as amended, restated, amended and restated, or modified or supplemented from time to time), among two banks and Seven Seas Water (USVI), an indirect wholly-owned subsidiary of the Company;

o	A Loan and Security agreement, dated October 7, 2011 (as amended, restated, amended and restated, or modified or supplemented from time to time), between a lender and Quench USA, Inc.; and

o

A Credit Agreement, dated June 18, 2015 (as amended, restated, amended and restated, or modified or supplemented from time to time), among a bank, the Company, Aqua Venture Holdings Curaçao N.V., a wholly-owned subsidiary of the Company, Seven Seas Water Corporation, a wholly-owned subsidiary of the Company and AquaVenture Capital Limited, an indirect wholly-owned subsidiary of the Company.

The Company expects to record a loss on debt extinguishment of approximately $1.3 million during the third quarter of 2017 related to prepayment fees, breakage costs and acceleration of debt financing fees.

As a result of the Company refinancing the aforementioned debt obligations with the Credit Agreement, the Company reclassified $19.1 million of long-term debt due within the next 12 months under the existing debt obgligations to long-term debt as of June 30, 2017.

•

On August 4, 2017, Seven Seas Water (BVI) Ltd., an indirect wholly-owned subsidiary of the Company, entered into an amended water purchase agreement with its customer in the British Virgin Islands (“BVI Amended WPA”) to modify, effective January 1, 2017, certain contractual provisions related to the calculation of the water rate and the overall cash payment profile in exchange for other actions between the Company and the customer. All other terms of the original water purchase agreement remained unchanged.

One of the other actions provided by the customer included a consent by the customer for the Company to renegotiate the credit facility between Seven Seas Water (BVI) Ltd. and a bank (“BVI Loan Agreement”). As a result, on August 4, 2017, Seven Seas Water (BVI) Ltd. amended the BVI Loan Agreement to extend the amortization to May 2022 and reduce the spread applied to the LIBOR base rate used in the calculation of interest by 50 basis points to LIBOR plus 3.0% per annum. The United Kingdom Export Finance also extended its participation in the project to match the extended term of the amended BVI Loan Agreement. All other terms of the original loan agreement remained unchanged.

Item 2. Management’s Discussion and Analysis of Financial Condition and Operating Results.

Overview

AquaVenture Holdings Limited and its subsidiaries (the “Company”, “AquaVenture”, “we”, “us” and “our”)  is a multinational provider of Water as a Service (“WAAS”), solutions that provide our customers with a reliable and cost-effective source of clean drinking and process water primarily under long term contracts that minimize capital investment by the customer. We believe our WAAS business model offers a differentiated value proposition that generates long term customer relationships, recurring revenue, predictable cash flow and attractive rates of return. We generate revenue from our operations in North America, the Caribbean and South America and are pursuing expansion opportunities in North America, the Caribbean, South America and other select markets.

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

Our Seven Seas Water platform generates recurring revenue through long‑term contracts for the delivery of treated bulk water, generally based on the amount of water we deliver. The significant majority of our Seven Seas Water revenue is derived from our operations in six different locations as of June 30, 2017:

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

Our Quench platform generates recurring revenue from the rental and servicing of POU water filtration systems and related equipment, such as ice and sparkling water machines, and from the contracted maintenance of customer‑owned equipment. Quench also generates revenue from the sale of coffee and consumables. Our annual unit attrition rate at June 30, 2017 was approximately 8%, implying an average rental period of more than 11 years. We define “annual unit attrition rate” as a ratio, the numerator of which is the total number of removals of company-owned and billed rental units during the trailing 12-month period, and the denominator of which is the average number of company-owned and billed rental units during the same 12-month period. We receive recurring fees for the units we rent or service throughout the life of our customer relationship. We also receive non‑recurring revenue from some customers for certain services, such as installation, relocation or removal of equipment, as well as from the resale of equipment. We achieve an attractive return on our rental assets due to strong customer retention. We provide our systems and services to a broad mix of industries, including government, education, medical, manufacturing, retail, and hospitality, among others. We operate throughout North America and are supported by a primary operations center in King of Prussia, Pennsylvania, which provides marketing and business development, field service and supply chain support, customer care and administrative functions.

For the three months ended June 30, 2017, our consolidated revenues were $29.9 million, which represents an increase of 5.8% over the same period of 2016. The increases in consolidated revenues for the three months ended June 30, 2017 were composed of increases in our Seven Seas Water segment of 9.1% and increases in our Quench segment of 2.7% over the same period of 2016. The increase in revenue for our Seven Seas Water segment during the three months ended June 30, 2017 over the same period of 2016 was primarily due to the inclusion of revenues from our Peru Acquisition in October 2016. The increase in revenue for our Quench segment during the three months ended June 30, 2017 over the same period of 2016 was primarily due to an increase in rental revenues due to additional units placed under new leases in excess of unit attrition.

For the six months ended June 30, 2017, our consolidated revenues were $58.9 million, which represents an increase of 6.3% over the same period of 2016. The increases in consolidated revenues for the six months ended June 30, 2017 were composed of increases in our Seven Seas Water segment of 7.2% and increases in our Quench segment of 5.5% over the same period of 2016. The increase in revenue for our Seven Seas Water segment during the six months ended June 30, 2017 over the same period of 2016 was primarily due to the inclusion of revenues from our Peru Acquisition in October 2016. The increase in revenue for our Quench segment during the six months ended June 30, 2017 over the same period of 2016 was primarily due to an increase in additional units placed under new leases in excess of unit attrition.

Operating Segments

We have two reportable segments that align with our operating platforms, Seven Seas Water and Quench. The segment determination is supported by, among other factors, the existence of individuals responsible for the operations of each segment and who also report directly to our chief operating decision maker (“CODM”), the nature of the segment’s operations and information presented to our CODM. For the six months ended June 30, 2017, revenues for the Seven Seas Water and Quench segments represented approximately 50%  each of our consolidated revenues.

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

Key Factors Affecting Our Performance and Comparability of Results

A number of key factors have affected and will continue to affect our performance and the comparison of our operating results, including matters discussed below and those items described in the section entitled “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and subsequent filings.

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

The table below summarizes recent significant events that affect performance and comparability of financial results for the three and six months ended June 30, 2017 and 2016 as well as future periods:

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

To optimize our returns, we may seek to finance a portion of the investment, including projects and acquisitions, through debt. The timing, extent and terms of such debt financing and the ensuing increase to interest expense can vary from project to project.

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

Due to the capital intensive nature of our business and the relatively high level of fixed costs such as depreciation and long‑term contract amortization, our Seven Seas Water business model is characterized by high levels of operating leverage. As a result, significant swings in production volume will favorably or unfavorably impact profitability more significantly than business models with less operating leverage. We have mitigated the downside risk of declines in plant production through the inclusion of minimum customer purchase requirements in six of our eight water supply contracts with our major customers except where we have contractual rights to be the exclusive water supplier or where our customer must purchase all the water we produce and we must provide volume at a specified percentage of installed capacity. We design our plants to meet or exceed contractual supply requirements but our failure to meet minimum supply requirements could result in penalties that may adversely affect our financial performance.

Electrical costs are a major expense in connection with the operation of a water treatment plant. Our major customers either, directly or through related parties, provide the electricity needed to run the plant without cost to us or reimburse us for this cost on a pass‑through basis. In general, our contracts require us to maintain electrical usage at or below a specified level of kilowatt hours for each gallon of water produced. As a result, our cost risk is principally with respect to our ability to use electrical power efficiently. We have made investments in plant equipment and configuration to maintain required levels of electrical efficiency.

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

Contractually Scheduled and Negotiated Changes to Terms and Conditions

Our Seven Seas Water business is conducted in accordance with the terms of long‑term water supply contracts that, among other things, may provide for minimum customer purchases, guaranteed supply volumes and specified levels of pricing based on the volume of water purchased during the billing period. These contractual features are key determinants of plant revenue and plant profitability. Certain of our contracts provide for contractually scheduled price changes. In addition, most of our contracts include provisions to increase prices in accordance with a specified inflation index such as the consumer price index. From time to time, we may also negotiate pricing changes with our customers as part of an arrangement to extend or renew a contract, expand plant capacity or increase minimum volumes pursuant to a take‑or‑pay agreement or a combination thereof.

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

Customer Relationships

We believe that our existing customers continue to provide significant opportunities for us to offer additional products and services. These opportunities include the rental of additional or upgraded water coolers, as well as the rental of equipment from our newer product lines enabled by POU water filtration, such as ice machines, sparkling water coolers and coffee brewers. In addition, we expect to invest to grow the sales of consumables associated with our systems, such as coffee and related products, and continue to pursue the resale of equipment to customers who prefer to own, rather than lease, their equipment.

Typically, we rent our systems to customers on multi‑year, automatically‑renewing contracts, and we anticipate extending our relationships with existing customers beyond the initial contract term. Some customers terminate their agreements during the agreement term, typically due to financial constraints, and others cancel at the end of the term. Our annual unit attrition rate at June 30, 2017 was approximately 8%, implying an average rental period of more than 11 years. Our ability to retain our existing customer relationships will affect our performance and is affected by a number of factors, including the effectiveness of our retention efforts, the quality of our products and service, our pricing, competitive dynamics in the industry, product availability, and the health of the economy. In addition, the non-recurring revenue from the sale of equipment, coffee and consumables, is less predictable and can change based on fluctuations in demand in a specific period.

Strategic Acquisitions

The POU water filtration industry is highly fragmented, with a large number of local competitors and several larger regional operators. Quench has completed thirteen acquisitions since 2008, five of which occurred after our acquisition of Quench in 2014. We expect to continue to pursue select acquisitions to increase our scale, customer density and geographic service area. Our ability to complete acquisitions is a function of many factors, including competition, purchase price and our short‑term business priorities. Accordingly, it is impossible to predict whether any current or future discussions will lead to the successful completion of any acquisitions. Since acquisitions are a part of our growth strategy, the inability to complete, integrate and profitably operate acquisitions may adversely affect our operating results.

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

Adoption of New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that simplifies the determination of which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting. This guidance is effective for annual reporting periods beginning on or after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted. We adopted this guidance on April 1, 2017, on a prospective basis. There is no material difference as compared to our policy prior to the adoption of the pronouncement. As such, there was no impact to the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2017 as a result of this adoption.

In January 2017, the FASB issued authoritative guidance that updates and clarifies the definition of a business with the objective of adding guidance to assist in evaluating whether transactions should be accounted for as acquisitions

(or disposals) of assets or businesses. This guidance will be effective for annual reporting periods beginning on or after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted. We adopted this guidance on April 1, 2017, on a prospective basis. During the three months ended June 30, 2017, we completed an acquisition which was determined to not be a business combination under the new guidance. There was no impact to the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2017 as a result of this adoption.

In November 2016, the FASB issued authoritative guidance that requires inclusion of cash and cash equivalents that have restrictions on withdrawal or use in total cash and cash equivalents on the statement of cash flows. This guidance will be effective for annual reporting periods beginning on or after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted. We have adopted this guidance on January 1, 2017. We now present the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows and no longer present transfers between cash and cash equivalents and restricted cash and restricted cash investments in the statement of cash flows. Cash, cash equivalents and restricted cash stated in the unaudited condensed consolidated statement of cash flows represents the addition of cash and cash equivalents, restricted cash classified as current and restricted cash classified as non-current line items in the unaudited condensed consolidated balance sheet. The adoption was on a retrospective basis and the unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2016 has been adjusted to reflect the adoption. The adoption does not have any impact on our unaudited condensed consolidated balance sheet or statement of operations.

New Accounting Pronouncements

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

In January 2017, the FASB issued authoritative guidance that simplifies the test for goodwill impairment. This guidance will be effective for annual reporting periods beginning on or after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted upon interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We will early adopt this guidance in the fourth quarter of 2017 in conjunction with our annual goodwill impairment testing for 2017.

In May 2014, the FASB issued authoritative guidance regarding revenue from contracts with customers that specifies that revenue should be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration which the company expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning on or after December 15, 2017 and interim periods within those annual periods and will require enhanced disclosures. We have developed our assessment approach and have begun evaluating the potential impact of the accounting and disclosure requirements on the consolidated financial statements. We expect to finalize our assessment during the fourth quarter of 2017 and will provide additional disclosure updates on the qualitative and quantitative impact as they become available. We will adopt the guidance on a retrospective basis on January 1, 2018. In conjunction with this adoption, we will also adopt the authoritative guidance issued in March 2017 regarding the determination of the customer in a service concession arrangement.

In February 2016, the FASB issued authoritative guidance regarding leases that requires lessees to recognize a lease liability and right‑of‑use asset for operating leases, with the exception of short‑term leases. In addition, lessor accounting was modified to align, where necessary, with lessee accounting modifications and the authoritative guidance regarding revenue from contracts with customers. This guidance will be effective for annual reporting periods beginning on or after December 15, 2018, including interim periods within those annual periods, and early adoption is permitted. We have developed our assessment approach and have begun assessing the potential impact of the accounting and disclosure requirements on the consolidated financial statements. We expect to finalize our assessment during the fourth quarter of 2017 and will provide additional disclosure updates on the qualitative and quantitative impact as they become available. We will early adopt the guidance on a retrospective basis effective January 1, 2018 in conjunction with the guidance regarding revenue from contracts with customers.

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

The following table sets forth the components of our consolidated statements of operations for each of the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Revenues:
Bulk water	$14,817	$13,581	$29,032	$27,072
Rental	13,006	12,051	25,810	23,757
Other	2,070	2,632	4,059	4,564
Total revenues	29,893	28,264	58,901	55,393
Cost of revenues:
Bulk water	9,175	7,630	17,999	15,293
Rental	5,671	5,269	11,425	10,733
Other	1,171	1,468	2,307	2,507
Total cost of revenues	16,017	14,367	31,731	28,533
Gross profit	13,876	13,897	27,170	26,860
Selling, general and administrative expenses	16,742	14,455	33,230	28,152
Loss from operations	(2,866)	(558)	(6,060)	(1,292)
Other expense:
Interest expense, net	(1,704)	(2,849)	(3,519)	(5,429)
Other expense, net	(93)	(89)	(275)	(135)
Loss before income tax expense	(4,663)	(3,496)	(9,854)	(6,856)
Income tax expense	864	730	1,799	1,358
Net loss	$(5,527)	$(4,226)	$(11,653)	$(8,214)

The following table sets forth the components of our consolidated statements of operations for each of the periods presented as a percentage of revenue.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Bulk water	49.6%	48.1%	49.3%	48.9%
Rental	43.5%	42.6%	43.8%	42.9%
Other	6.9%	9.3%	6.9%	8.2%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Bulk water	30.7%	27.0%	30.6%	27.6%
Rental	19.0%	18.6%	19.4%	19.4%
Other	3.9%	5.2%	3.9%	4.5%
Total cost of revenues	53.6%	50.8%	53.9%	51.5%
Gross profit	46.4%	49.2%	46.1%	48.5%
Selling, general and administrative expenses	56.0%	51.1%	56.4%	50.8%
Loss from operations	(9.6)%	(1.9)%	(10.3)%	(2.3)%
Other expense:
Interest expense, net	(5.7)%	(10.1)%	(6.0)%	(9.8)%
Other expense, net	(0.3)%	(0.3)%	(0.5)%	(0.2)%
Loss before income tax expense	(15.6)%	(12.3)%	(16.8)%	(12.3)%
Income tax expense	2.9%	2.6%	3.1%	2.5%
Net loss	(18.5)%	(14.9)%	(19.9)%	(14.8)%

Comparison of Three Months Ended June 30, 2017 and 2016

Revenues

The following table presents revenue for each of our two operating segments:

	Three Months Ended
	June 30,		Change
	2017	2016	Dollars	Percent
	(dollars in thousands)
Revenues:
Seven Seas Water	$14,817	$13,581	$1,236	9.1%
Quench	15,076	14,683	393	2.7%
Total revenues	$29,893	$28,264	$1,629	5.8%

Our total revenues of $29.9 million for the three months ended June 30, 2017 increased $1.6 million, or 5.8%, as compared to the same period of 2016.

Seven Seas Water revenues for the three months ended June 30, 2017 increased $1.2 million, or 9.1%, as compared to the same period of 2016, mainly due to the inclusion of incremental revenues of $1.0 million from our Peru operations, which were acquired in October 2016, and a $0.5 million increase in revenues over the prior year at our Trinidad plant due to an increase in volume of water delivered to our customer resulting from a plant expansion completed in 2016, net of a reduction in the average per unit price charged due to a lower rate being charged for incremental water delivered in excess of certain thresholds. These increases were partially offset by a decrease in revenues as compared to the prior year of $0.4 million at our BVI operations primarily due to contingent rate adjustments in connection with the contract amendment recently finalized.

Quench revenues for the three months ended June 30, 2017 increased $0.4 million, or 2.7%, as compared to the same period of 2016. The increase in revenues over the prior year included an increase in rental revenues of $1.0 million, or 7.9%, due to additional units placed under new leases in excess of unit attrition, including a small contribution from our new acquisition. These increases in our rental revenue were partially offset by a decrease in other revenues of $0.6 million, or 21.4%, primarily due to a reduction in non-recurring equipment sales, primarily related to a single large customer, offset in part by an increase in coffee and consumables sales.

Cost of revenues, gross profit and gross margin

The following table presents the major components of cost of revenues, gross profit and gross margin for our two operating segments:

	Three Months Ended
	June 30,		Change
	2017	2016	Dollars	Percent
	(dollars in thousands)
Cost of Revenues:
Seven Seas Water	$9,175	$7,630	$1,545	20.2%
Quench	6,842	6,737	105	1.6%
Total cost of revenues	$16,017	$14,367	$1,650	11.5%
Gross Profit:
Seven Seas Water	$5,642	$5,951	$(309)	(5.2)%
Quench	8,234	7,946	288	3.6%
Total gross profit	$13,876	$13,897	$(21)	(0.2)%
Gross Margin:
Seven Seas Water	38.1%	43.8%
Quench	54.6%	54.1%
Total gross margin	46.4%	49.2%

Seven Seas Water gross margin for the three months ended June 30, 2017 decreased 570 basis points to 38.1% as compared to 43.8% for the same period of 2016. The decrease was mainly due to: (i) the inclusion of our Peru operations, which negatively impacted gross margin due to the lower margin profile of the standalone operating and maintenance contract included in our operating results and elevated repairs and maintenance expense during the quarter, part of which was planned as part of our post-acquisition integration and part of which was driven by adverse weather conditions in Peru, and (ii) the reduction in gross margins for our BVI operations from the aforementioned contract amendment. These decreases were partially offset by improvements in gross margin in our Trinidad, Turks and Caicos, St Maarten and USVI operations.

Quench gross margin for the three months ended June 30, 2017 improved 50 basis points to 54.6% as compared to 54.1% for the same period of 2016, primarily due to operating efficiencies in the rental operation.

As a result of the aforementioned BVI contract amendment and the inclusion of the O&M contract for our Peru operations, we expect gross margins for our Seven Seas Water segment to be lower than the comparable periods in 2016 for the remainder of the year.

Selling, general and administrative expenses

The following table presents SG&A expenses for our two operating segments and expenditures classified as Corporate and Other:

	Three Months Ended
	June 30,		Change
	2017	2016	Dollars	Percent
	(dollars in thousands)
Selling, General and Administrative Expenses:
Seven Seas Water	$5,931	$4,699	$1,232	26.2%
Quench	9,749	9,105	644	7.1%
Corporate and Other	1,062	651	411	63.1%
Total selling, general and administrative expenses	$16,742	$14,455	$2,287	15.8%

Total SG&A expenses for the three months ended June 30, 2017 increased $2.3 million, or 15.8%, as compared to the same period of 2016.

Seven Seas Water SG&A expenses for the three months ended June 30, 2017 increased $1.2 million, or 26.2%, as compared to the same period of 2016. The increase was mainly due to a $1.7 million increase in share-based compensation resulting from the equity award grants following our initial public offering (“IPO”) in the fourth quarter of 2016 (the “IPO Grant”), partially offset by $0.3 million lower acquisition-related expenses. Seven Seas Water SG&A expenses as a percentage of revenue were 40.0% for the three months ended June 30, 2017, as compared to 34.6% for the same period of 2016, which was primarily driven by the increase in share-based compensation expense as discussed above.

Quench SG&A expenses for the three months ended June 30, 2017 increased $0.6 million, or 7.1%, as compared to the same period of 2016. The increase was mainly due to a $0.6 million increase in share-based compensation resulting from the IPO Grant and a $0.3 million increase in amortization expense of deferred lease costs related to the increase in the units placed on lease, partially offset by a $0.3 million decrease in depreciation expense related to the acceleration of depreciation in the prior year on an existing enterprise resource planning (“ERP”) system.  Quench SG&A expenses as a percentage of revenue were 64.7% for the three months ended June 30, 2017 as compared to 62.0% for the same period of 2016.

Corporate and Other SG&A expenses for the three months ended June 30, 2017 increased $0.4 million as compared to the same period in 2016. The increase was mainly due to a $0.2 million increase in share-based compensation resulting from incremental equity awards granted to certain members of our board of directors in the fourth quarter 2016 and first half of 2017, a $0.2 million increase in insurance and professional fees, including higher legal, audit and consulting and advisory costs, since becoming a public company in October 2016.

Other expense

	Three Months Ended
	June 30,		Change
	2017	2016	Dollars	Percent
	(dollars in thousands)
Interest expense, net	$(1,704)	$(2,849)	$1,145	(40.2)%
Other expense, net	(93)	(89)	(4)	4.5%
Total other expense	$(1,797)	$(2,938)	$1,141	(38.8)%

Interest expense, net for the three months ended June 30, 2017 decreased $1.1 million as compared to the same period of 2016, primarily due to $0.9 million of interest income earned on the payments we received on the design and construction contract acquired in the Peru Acquisition, as well as interest income earned on higher cash balances and lower interest expense related to amortization of existing borrowings that resulted from scheduled debt repayments.  The decreases were partially offset by an increase in interest expense from our draw-down on the credit agreement in Trinidad in May 2016.

Income tax expense

	Three Months Ended
	June 30,		Change in
	2017	2016	Dollars
	(dollars in thousands)
Income tax expense	$864	$730	$134
Effective tax rate	(18.5)%	(20.9)%

We operate through multiple legal entities in a variety of domestic and international jurisdictions, some of which do not impose an income tax. Within these jurisdictions, our operations generate a mix of income and losses, which cannot be offset when calculating income tax expense or benefit for each legal entity. Income tax benefits are not recorded for losses generated in jurisdictions where either the jurisdictions do not impose an income tax or we do not believe it is more likely than not that we will realize the benefit of such losses. In general, the provision for income taxes for the three months ended June 30, 2017 and 2016 was calculated using an estimated annual effective tax rate excluding jurisdictions with no income tax and entities which anticipate a current year loss for which no tax benefit can be taken. For legal entities that expect marginal profitability for the year and have permanent differences that result in significant variations in the estimated annual effective tax rate, we have calculated the income tax provision based on the actual effective tax rate for the year-to-date period as this is the best estimate for the reporting period.

For the three months ended June 30, 2017, we incurred a consolidated pre-tax loss of $4.7 million, which was composed of: (i) an aggregate of $5.8 million of pre-tax losses in jurisdictions which either do not impose an income tax or we do not believe it is more likely than not that we will realize the benefit of such losses and (ii) an aggregate of $1.1 million of pre-tax income in taxable jurisdictions. For the three months ended June 30, 2016, we incurred a consolidated pre-tax loss of $3.5 million, which was composed of: (i) an aggregate of $5.2 million of pre-tax losses in jurisdictions which either do not impose an income tax or we do not believe it is more likely than not that we will realize the benefit of such losses and (ii) an aggregate of $1.7 million of pre-tax income in taxable jurisdictions.

Income tax expense for the three months ended June 30, 2017 and 2016 was $0.9 million and $0.7 million, respectively. The increase was mainly due to taxable income generated by our Peru operations, which were acquired in October 2016, and an adjustment to income tax expense from the correction of an immaterial prior period error related to a change in the income tax rate in a foreign jurisdiction. These increases were partially offset by a reduction in income tax expense for our other jurisdictions due to a decline in pretax book income as compared to the same period in 2016 and due to a change in an estimated income tax benefit previously recorded in a foreign jurisdiction.

Cash paid for income taxes was $0.2 million and $0 during the three months ended June 30, 2017 and 2016, respectively.

Comparison of Six Months Ended June 30, 2017 and 2016

Revenues

The following table presents revenue for each of our two operating segments:

	Six Months Ended
	June 30,		Change
	2017	2016	Dollars	Percent
	(dollars in thousands)
Revenues:
Seven Seas Water	$29,032	$27,072	$1,960	7.2%
Quench	29,869	28,321	1,548	5.5%
Total revenues	$58,901	$55,393	$3,508	6.3%

Our total revenues of $58.9 million for the six months ended June 30, 2017 increased $3.5 million, or 6.3%, as compared to the same period of 2016.

Seven Seas Water revenues for the six months ended June 30, 2017 increased $2.0 million, or 7.2%, as compared to the same period of 2016, mainly due to the inclusion of incremental revenues of $1.7 million from our Peru operations, which were acquired in October 2016, and a $0.9 million increase in revenues over the prior year at our Trinidad plant due to an increase in volume of water delivered to our customer resulting from a plant expansion completed in 2016, net of a reduction in the average per unit price charged due to a lower rate being charged for incremental water delivered in excess of certain thresholds. These increases were partially offset by a decrease in revenues as compared to the prior year of $0.8 million at our BVI operations primarily due to contingent rate adjustments in connection with the contract amendment recently finalized.

Quench revenues for the six months ended June 30, 2017 increased $1.5 million, or 5.5%, as compared to the same period of 2016. The increase in revenues over the prior year included an increase in rental revenues of $2.1 million, or 8.6%, due to additional units placed under new leases in excess of unit attrition, partially offset by a decrease in other revenues of $0.5 million, or 11.1%, primarily due to a reduction in non-recurring equipment sales, primarily related to a single large customer, offset in part by an increase in coffee and consumables sales.

As a result of the aforementioned BVI contract amendment, we expect revenues recognized from our BVI operations to be lower than the comparable periods in 2016 for the remainder of the year.

Cost of revenues, gross profit and gross margin

The following table presents the major components of cost of revenues, gross profit and gross margin for our two operating segments:

	Six Months Ended
	June 30,		Change
	2017	2016	Dollars	Percent
	(dollars in thousands)
Cost of Revenues:
Seven Seas Water	$17,999	$15,293	$2,706	17.7%
Quench	13,732	13,240	492	3.7%
Total cost of revenues	$31,731	$28,533	$3,198	11.2%
Gross Profit:
Seven Seas Water	$11,033	$11,779	$(746)	(6.3)%
Quench	16,137	15,081	1,056	7.0%
Total gross profit	$27,170	$26,860	$310	1.2%
Gross Margin:
Seven Seas Water	38.0%	43.5%
Quench	54.0%	53.3%
Total gross margin	46.1%	48.5%

Seven Seas Water gross margin for the six months ended June 30, 2017 decreased 550 basis points to 38.0% as compared to 43.5% for the same period of 2016. The decrease was mainly due to: (i) the inclusion of our Peru operations, which negatively impacted gross margin due to the lower margin profile of the standalone operating and maintenance contract included in our operating results and elevated repairs and maintenance expense during the quarter, part of which was planned as part of our post-acquisition integration and part of which was driven by adverse weather conditions in Peru, and (ii) the reduction in gross margins for our BVI operations from the aforementioned contract amendment . These decreases were partially offset by improvements in gross margin in our Trinidad, Turks and Caicos and St Maarten operations as a result of an increase in revenues without a commensurate increase in operating costs.

Quench gross margin for the six months ended June 30, 2017 improved 70 basis points to 54.0% as compared to 53.3% for the same period of 2016, which was primarily driven by operating efficiencies in the rental operation.

As a result of the aforementioned BVI contract amendment and the inclusion of the O&M contract for our Peru operations, we expect gross margins for our Seven Seas Water segment to be lower than the comparable periods in 2016 for the remainder of the year.

Selling, general and administrative expenses

The following table presents the components of selling, general and administrative expenses (SG&A) for our two operating segments:

	Six Months Ended
	June 30,		Change
	2017	2016	Dollars	Percent
	(dollars in thousands)
Selling, General and Administrative Expenses:
Seven Seas Water	$12,085	$9,041	$3,044	33.7%
Quench	19,160	18,116	1,044	5.8%
Corporate and Other	1,985	995	990	99.5%
Total selling, general and administrative expenses	$33,230	$28,152	$5,078	18.0%

Total SG&A expenses for the six months ended June 30, 2017 increased $5.1 million, or 18.0%, as compared to the same period of 2016.

Seven Seas Water SG&A expenses for the six months ended June 30, 2017 increased $3.0 million, or 33.7%, as compared to the same period of 2016. The increase was mainly due to a $3.2 million increase in share-based compensation primarily resulting from the IPO Grant and $0.5 million higher compensation and benefits expense resulting from increases in headcount and discretionary compensation as compared to the prior year. These increases were partially offset by $0.4 million lower acquisition-related expenses. Seven Seas Water SG&A expenses as a percentage of revenue were 41.6% for the six months ended June 30, 2017, as compared to 33.4% for the same period of 2016, which was primarily driven by the increase in share-based compensation expense as discussed above.

Quench SG&A expenses for the six months ended June 30, 2017 increased $1.0 million, or 5.8%, as compared to the same period of 2016. The increase was mainly due to a $1.3 million increase in share-based compensation resulting from the IPO Grant; a $0.5 million increase in amortization expense of deferred lease costs related to the increase in the units placed on lease; and a $0.5 million increase in expense related to the implementation of a new software-as-a-service (“SAAS”) based ERP system, which is expected to be completed during 2017. These increases were partially offset by a $0.6 million decrease in depreciation expense related to the acceleration of depreciation in the prior year on an existing ERP system, $0.4 million lower compensation and benefits expense, and a $0.2 million reduction in the bad debt reserve resulting from enhanced collection efforts to reduce aged receivables. Quench SG&A expenses as a percentage of revenue were 64.1% for the six months ended June 30, 2017, compared to 64.0% for the same period of 2016.

Corporate and Other SG&A expenses for the six months ended June 30, 2017 increased $1.0 million as compared to the same period in 2016. The increase was mainly due to a $0.2 million increase in share-based compensation resulting from incremental equity awards granted to certain members of our board of directors in the fourth quarter of 2016 and first and second quarters of 2017, a $0.2 million increase in insurance and $0.5 million higher professional fees, including higher legal, audit and consulting and advisory costs, since becoming a public company in October 2016.

Other expense

	Six Months Ended
	June 30,		Change
	2017	2016	Dollars	Percent
	(dollars in thousands)
Interest expense, net	$(3,519)	$(5,429)	$1,910	(35.2)%
Other expense, net	(275)	(135)	(140)	103.7%
Total other expense	$(3,794)	$(5,564)	$1,770	(31.8)%

Interest expense, net for the six months ended June 30, 2017 decrease $1.9 million as compared to the same period of 2016, primarily due to $1.8 million of interest income earned on the payments we received on the design and construction contract acquired in the Peru Acquisition, as well as interest income earned on cash balances and lower interest expense related to amortization of existing borrowings that resulted from scheduled debt repayments. The decreases were partially offset by an increase in interest expense from our draw-downs on the credit facility in Curaçao in March 2016 and credit agreement in Trinidad in May 2016.

Income tax expense

	Six Months Ended
	June 30,		Change in
	2017	2016	Dollars
	(dollars in thousands)
Income tax expense	$1,799	$1,358	$441
Effective tax rate	(18.3)%	(19.8)%

We operate through multiple legal entities in a variety of domestic and international jurisdictions, some of which do not impose an income tax. Within these jurisdictions, our operations generate a mix of income and losses, which cannot be offset when calculating income tax expense or benefit for each legal entity. Income tax benefits are not recorded for losses generated in jurisdictions where either the jurisdictions do not impose an income tax or we do not believe it is more likely than not that we will realize the benefit of such losses. In general, the provision for income taxes for the six months ended June 30, 2017 and 2016 was calculated using an estimated annual effective tax rate excluding jurisdictions with no income tax and entities which anticipate a current year loss for which no tax benefit can be taken. For legal entities that expect marginal profitability for the year and have permanent differences that result in significant variations in the estimated annual effective tax rate, we have calculated the income tax provision based on the actual effective tax rate for the year-to-date period as this is the best estimate for the reporting period.

For the six months ended June 30, 2017, we incurred a consolidated pre-tax loss of $9.9 million, which was composed of: (i) an aggregate of $12.3 million of pre-tax losses in jurisdictions which either do not impose an income tax or we do not believe it is more likely than not that we will realize the benefit of such losses and (ii) an aggregate of $2.4 million of pre-tax income in taxable jurisdictions. For the six months ended June 30, 2016, we incurred a consolidated pre-tax loss of $6.9 million, which was composed of: (i) an aggregate of $10.3 million of pre-tax losses in jurisdictions which either do not impose an income tax or we do not believe it is more likely than not that we will realize the benefit of such losses and (ii) an aggregate of $3.4 million of pre-tax income in taxable jurisdictions.

Income tax expense for the six months ended June 30, 2017 and 2016 was $1.8 million and $1.4 million, respectively. The increase was mainly due to taxable income generated by our Peru operations which were acquired in October 2016, an adjustment to income tax expense from the correction of an immaterial prior period error related to a change in the income tax rate in a foreign jurisdiction and income tax expense recorded from the recognition of a deferred tax liability that was not classified as a source of future taxable income available to offset a net operating loss in a jurisdiction where we do not believe it is more likely than not that we will realize the benefit of such losses. These increases were partially offset by a reduction in income tax expense for our other jurisdictions due to a decline in pretax book income as compared to the same period in 2016 and due to a change in an estimated income tax benefit previously recorded in a foreign jurisdiction.

Cash paid for income taxes was $0.6 million and $0.1 million during the six months ended June 30, 2017 and 2016, respectively.

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

Reconciliation of Non‑GAAP Financial Data

A reconciliation of our GAAP net loss to Adjusted EBITDA for the periods presented is shown below:

	Three Months Ended June 30, 2017
	Seven Seas		Corporate
	Water	Quench	& Other	Total
	(in thousands)
Net loss	$(2,181)	$(2,607)	$(739)	$(5,527)
Depreciation and amortization	4,221	3,669	—	7,890
Interest expense (income), net	1,024	1,003	(323)	1,704
Income tax expense	775	89	—	864
Share-based compensation expense	2,036	843	177	3,056
Loss on disposal of assets	—	374	—	374
Acquisition-related expenses	63	—	—	63
Changes in deferred revenue related to our bulk water business	207	—	—	207
ERP implementation charges for a SAAS solution	—	751	—	751
Adjusted EBITDA	$6,145	$4,122	$(885)	$9,382

Adjusted EBITDA Margin	41.5%	27.3%	—%	31.4%

	Three Months Ended June 30, 2016
	Seven Seas		Corporate
	Water	Quench	& Other	Total
	(in thousands)
Net loss	$(1,403)	$(2,173)	$(650)	$(4,226)
Depreciation and amortization	4,076	3,421	—	7,497
Interest expense, net	1,835	1,014	—	2,849
Income tax expense	730	—	—	730
Share-based compensation expense	188	196	—	384
Loss on disposal of assets	—	331	—	331
Acquisition-related expenses	412	—	—	412
Initial public offering costs	—	—	367	367
Changes in deferred revenue related to our bulk water business	285	—	—	285
ERP implementation charges for a SAAS solution	—	723	—	723
Adjusted EBITDA	$6,123	$3,512	$(283)	$9,352

Adjusted EBITDA Margin	45.1%	23.9%	—%	33.1%

	Six Months Ended June 30, 2017
	Seven Seas		Corporate
	Water	Quench	& Other	Total
	(in thousands)
Net loss	$(5,061)	$(5,224)	$(1,368)	$(11,653)
Depreciation and amortization	8,493	7,204	—	15,697
Interest expense (income), net	2,100	2,036	(617)	3,519
Income tax expense	1,634	165	—	1,799
Share-based compensation expense	4,036	1,673	201	5,910
Loss on disposal of assets	—	642	—	642
Acquisition-related expenses	63	—	—	63
Changes in deferred revenue related to our bulk water business	487	—	—	487
ERP implementation charges for a SAAS solution	—	1,447	—	1,447
Adjusted EBITDA	$11,752	$7,943	$(1,784)	$17,911

Adjusted EBITDA Margin	40.5%	26.6%	—%	30.4%

	Six Months Ended June 30, 2016
	Seven Seas		Corporate
	Water	Quench	& Other	Total
	(in thousands)
Net loss	$(2,152)	$(5,073)	$(989)	$(8,214)
Depreciation and amortization	8,088	6,673	—	14,761
Interest expense, net	3,391	2,038	—	5,429
Income tax expense	1,358	—	—	1,358
Share-based compensation expense	665	402	—	1,067
Loss on disposal of assets	—	523	—	523
Acquisition-related expenses	497	—	—	497
Initial public offering costs	—	—	367	367
Changes in deferred revenue related to our bulk water business	570	—	—	570
ERP implementation charges for a SAAS solution	—	980	—	980
Adjusted EBITDA	$12,417	$5,543	$(622)	$17,338

Adjusted EBITDA Margin	45.9%	19.6%	—%	31.3%

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

Cash collected on the design and construction contract acquired in the Peru Acquisition, which includes both principal and interest, is shown below.

	Three Months Ended June 30, 2017
	Seven Seas		Corporate
	Water	Quench	& Other	Total
	(in thousands)
Cash collected on design and construction contract	$2,027	$—	$—	$2,027

Three Months Ended June 30, 2016
	Seven Seas		Corporate
	Water	Quench	& Other	Total
(in thousands)
Cash collected on design and construction contract	$—	$—	$—	$—

	Six Months Ended June 30, 2017
	Seven Seas		Corporate
	Water	Quench	& Other	Total
	(in thousands)
Cash collected on design and construction contract	$4,053	$—	$—	$4,053

Six Months Ended June 30, 2016
	Seven Seas		Corporate
	Water	Quench	& Other	Total
(in thousands)
Cash collected on design and construction contract	$—	$—	$—	$—

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

	Three Months Ended June 30, 2017
	Seven Seas		Corporate
	Water	Quench	& Other	Total
	(in thousands)
Adjusted EBITDA plus cash collected on design and construction contract	$8,172	$4,122	$(885)	$11,409

	Three Months Ended June 30, 2016
	Seven Seas		Corporate
	Water	Quench	& Other	Total
	(in thousands)
Adjusted EBITDA plus cash collected on design and construction contract	$6,123	$3,512	$(283)	$9,352

	Six Months Ended June 30, 2017
	Seven Seas		Corporate
	Water	Quench	& Other	Total
	(in thousands)
Adjusted EBITDA plus cash collected on design and construction contract	$15,805	$7,943	$(1,784)	$21,964

	Six Months Ended June 30, 2016
	Seven Seas		Corporate
	Water	Quench	& Other	Total
	(in thousands)
Adjusted EBITDA plus cash collected on design and construction contract	$12,417	$5,543	$(622)	$17,338

Liquidity and Capital Resources

Overview

As of June 30, 2017 and December 31, 2016, our principal sources of liquidity on a consolidated basis were cash and cash equivalents of $82.9 million and $95.3 million, respectively (excluding restricted cash), which were held for working capital, investment and general corporate purposes. In addition, as of June 30, 2017 and December 31, 2016, we had an aggregate of $6.2 million and $6.1 million, respectively, of restricted cash related to debt service reserve funds for certain of our borrowings and performance security funds for a vendor agreement. Our working capital as of June 30, 2017 was $85.0 million as compared to $75.9 million as of December 31, 2016.

As more fully described in the “Debt Refinance” section below, on August  4, 2017, we entered into a new $150.0 million credit agreement with a lender in order to refinance a majority of our existing debt.

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

With respect to our Seven Seas Water segment, our distribution policy is to maximize cash distributions through the repayment of intercompany loans and payables from our international operating subsidiaries, unless redeployed for further growth opportunities in the same jurisdiction, to our non U.S. intermediate holding companies for redeployment in the manner intended to optimize our return on invested capital. However, certain of our subsidiaries, as of June 30, 2017, have loan agreements that restrict distributions to related parties in the event certain financial or nonfinancial covenants are not met, which could reduce our ability to redeploy cash. Distributions are typically in the form of principal and interest payments on intercompany loans, repayment of intercompany advances or other intercompany arrangements, including billings from our Tampa operations center, and dividends. When considering the amount and timing of such distributions, our Seven Seas Water operating subsidiaries must maintain sufficient funds for future capital investment, debt service and general working capital purposes.

With respect to our Quench operating segment, prior to the debt refinance mentioned below in the “Debt Refinance” section, Quench was restricted by its loan agreement from distributing cash to its parent; however, our current intent is for Quench to retain cash for working capital, investment for future growth within the segment and future debt repayment. We have also used cash from corporate financing at Quench to finance Quench’s acquisitions.

Although the governing boards of our subsidiaries have discretion over intercompany dividends or other future distributions, the form, frequency and amount of such distributions will depend on our subsidiaries’ future operations and earnings, capital requirements and surplus, general financial condition, contractual requirements of our lenders, tax considerations and other factors that may be deemed relevant.

Cash Flows

The following table summarizes our cash flows for the periods:

	Six Months Ended
	June 30,
	2017	2016
	(in thousands)
Cash provided by operating activities	$10,638	$10,932
Cash used in investing activities	(7,589)	(11,747)
Cash (used in) provided by financing activities	(15,283)	12,799
Net change in cash and cash equivalents	$(12,234)	$11,984

Operating Activities

The significant variations of cash provided by operating activities and net losses are principally related to adjustments to eliminate non-cash and non-operating charges including, but not limited to, amortization, depreciation, share based compensation, changes in the deferred income tax provision, charges related to the disposal of assets and impairment charges. The largest source of operating cash flow is the collection of trade receivables and our largest use of cash flows is the payment of costs associated with revenue and SG&A.

Cash provided by operations during the six months ended June 30, 2017 and 2016 was $10.6 million and $10.9 million, respectively.

Investing Activities

Cash used in investing activities during the six months ended June 30, 2017 and 2016 was $7.6 million and $11.7 million, respectively. For the six months ended June 30, 2017 and 2016, there were $1.7 million and $5.9 million, respectively, of capital expenditures and long-term contract expenditures by Seven Seas Water for plant expansions and capacity upgrades. Quench capital expenditures to support existing operations were $6.0 million and $5.8 million, respectively, for the six months ended June 30, 2017 and 2016. In addition, the Company collected $2.2 million of principal during the six months ended June 30, 2017 related to the design and construction contract acquired in our Peru Acquisition in October 2016 and used net cash of $2.0 million for an asset acquisition in June 2017.

For the remainder of fiscal year 2017, we expect to invest approximately $12 million across our Seven Seas Water and Quench businesses in capital expenditures and long-term contract expenditures. We expect that these investments will be financed through existing cash, cash generated from operations and, as needed, incremental debt or equity financing.

Financing Activities

Cash used in financing activities during the six months ended June 30, 2017 was $15.3 million, including $13.9 million of scheduled repayments of long-term debt. Cash provided by financing activities during the six months ended June 30, 2016 was $12.8 million, including $22.0 million of proceeds from borrowings, which were partially offset by $8.3 million of scheduled repayments of long‑term debt and a $1.0 million payment towards an acquisition contingent consideration.

Our long‑term debt is summarized in the table below and further described in the sections that follow. As of June 30, 2017 and December 31, 2016 and, long‑term debt included the following (in thousands):

	June 30,	December 31,
	2017	2016
Trinidad Credit Agreement	$21,929	$24,071
USVI Credit Agreement	10,673	12,923
Quench Loan Agreement	34,000	40,000
BVI Loan Agreement	28,351	31,432
Curaçao Credit Facility	35,000	35,000
Vehicle financing	1,661	1,783
Total face value of long-term debt	$131,614	$145,209

Face value of long-term debt, current	$9,093	$27,963
Less: Current portion of unamortized debt discounts and deferred financing fees	—	—
Current portion of long-term debt, net of debt discounts and deferred financing fees	$9,093	$27,963

Face value of long-term debt, non-current	$122,521	$117,246
Less: Non-current portion of unamortized debt discounts and deferred financing fees	(1,033)	(1,493)
Long-term debt, net of debt discounts and deferred financing fees	$121,488	$115,753

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

We began borrowing under the Trinidad Credit Agreement in August 2012 with the final drawdown of borrowed funds occurring in October 2013. During the drawdown period, the agreement provided for variable interest at LIBOR plus 4.0%. When the drawdown period was completed in October 2013, interest on 50% of the loan was fixed at 5.64% with the remaining 50% at a variable rate based on LIBOR plus 4.0%. The weighted‑average interest rate of the original facility was 5.3% as of June 30, 2017. The loan principal is repayable in equal monthly installments over a seven‑year period maturing in September 2020. Principal on the new $8.0 million non‑revolving facility, of which approximately $7.0 million was drawn on May 16, 2016 with the remaining drawn on August 15, 2016, is due in full in April 2019 while interest is payable monthly. During the drawdown period, the agreement provided for variable interest at LIBOR plus 4.65%. Upon final drawdown in August 2016, interest on 50% of the loan was fixed at 5.84% with the remaining 50% at a variable rate based on LIBOR plus 4.65%. The weighted‑average interest rate of the $8.0 million facility was 5.7% as of June 30, 2017. The bank holds a security interest in the shares and all of the assets of Seven Seas Water (Trinidad) Unlimited.

The Trinidad Credit Agreement is guaranteed by AquaVenture Holdings Limited. The Trinidad Credit Agreement limits the amount of additional indebtedness that Seven Seas Water (Trinidad) Unlimited can incur and places annual limits on capital expenditures by Seven Seas Water (Trinidad) Unlimited. Seven Seas Water (Trinidad) Unlimited is only permitted to make distributions to AquaVenture Holdings Limited shareholders and affiliates if specified debt service coverage ratios are met and it is in compliance with all loan covenants. The Trinidad Credit Agreement contains a number of negative covenants restricting, among other things, indebtedness, investments, liens, dispositions of assets, restricted payments (including dividends), acquisitions, accounting changes, transactions with affiliates, contract amendments, sanctionable practices, prepayments of indebtedness, changes in control and capital expenditures. AquaVenture Holdings Limited as guarantor must maintain a tangible net worth of $50.0 million. In addition, both Seven Seas Water (Trinidad) Unlimited and AquaVenture Holdings Limited, as guarantor, are subject to quarterly financial covenant compliance. We were in compliance with, or received a waiver for, all such covenants as of June 30, 2017.

We may prepay the principal amounts of the loans, prior to the maturity date, in whole or in part.

On August 4, 2017, we repaid in full the outstanding principal on the Trinidad Credit Agreement. See “Debt Refinance” section below for additional details.

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

We began borrowing under the USVI Credit Agreement in April 2013 with the final drawdown of borrowed funds occurring in October 2013. During the drawdown period, the credit agreement provided for variable interest at LIBOR plus 3.3%. When the drawdown period was completed in October 2013, interest on 60% of the loan was fixed at 4.6% with the remaining 40% at a variable rate based on LIBOR plus 3.3%. The weighted‑average interest rate was 4.4% as of June 30, 2017. The loan principal is repayable beginning in January 2014 in twenty‑four monthly installments of $300 thousand followed by twenty‑six monthly installments of $375 thousand with a final balloon payment of $7.7 million due in March 2018. The bank holds a security interest in the shares and all of the assets of Seven Seas Water Corporation (USVI).

The USVI Credit Agreement is guaranteed by AquaVenture Holdings Limited. The USVI Credit Agreement limits the amount of additional indebtedness that Seven Seas Water Corporation (USVI) can incur and places annual limits on capital expenditures by Seven Seas Water Corporation (USVI). Seven Seas Water Corporation (USVI) is only permitted to make distributions to shareholders and affiliates of AquaVenture Holdings LLC if specified debt service coverage ratios are met and it is in compliance with all loan covenants. The USVI Credit Agreement contains a number of negative covenants restricting, among other things, indebtedness, investments, liens, dispositions of assets, restricted payments (including dividends), acquisitions, accounting changes, transactions with affiliates, contract amendments, sanctionable practices, prepayments of indebtedness, changes in control and capital expenditures. AquaVenture Holdings Limited as guarantor must maintain a tangible net worth of $50.0 million and Seven Seas Water Corporation (USVI) must maintain a debt service reserve fund with the bank. In addition, both Seven Seas Water (USVI) Corporation and AquaVenture Holdings Limited, as guarantor, are subject to quarterly financial covenant compliance. We were in compliance with, or received a waiver for, all such covenants as of June 30, 2017.

We may prepay the principal amounts of the loans, prior to the maturity date, in whole or in part.

On August 4, 2017, we repaid in full the outstanding principal on the USVI Credit Agreement. See “Debt Refinance” section below for additional details.

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

The Tranche A Term Loan of $12.5 million contains an interest rate per annum equal to the base rate in effect for such month, plus 6% per annum, provided that in no event shall the interest rate per annum be less than 9.5% (10.3% as of June 30, 2017). The Tranche B, C and D Term Loans of $7.5 million, $10.0 million and $10.0 million, respectively, each contain an interest rate per annum equal to the base rate in effect for such month, plus 5.5% per annum, provided that in no event shall the interest rate per annum be less than 9.0% (9.8% as of June 30, 2017). The base rate for each tranche is defined as the greater of the highest Prime Rate in effect during the month or the highest three‑month LIBOR rate in effect during each month, plus 2.5% per annum. Interest only payments were paid monthly through the date the first principal payment was due.

Quench may prepay the principal amounts of the loans, prior to the maturity date, in whole or in part, provided that Quench concurrently pays all accrued and unpaid interest on the principal so prepaid. Prepayments of the loans shall be applied pro rata to the principal installments due or outstanding on the loans.

The Quench Loan Agreement is collateralized by substantially all of Quench’s assets. In accordance with the negative covenants as defined within the Quench Loan Agreement, Quench is restricted from making distributions or declaring dividends without prior consent of the lender. In addition to a minimum net recurring revenue covenant, Quench is required to comply with certain other financial and nonfinancial covenants. We were in compliance with, or received a waiver for, all such covenants as of June 30, 2017.

On August 4, 2017, the Company repaid in full the outstanding principal on the Quench Loan Agreement. See “Debt Refinance” section below for additional details.

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

The BVI Loan Agreement provides for interest on the outstanding borrowings at LIBOR plus 3.5% per annum and interest is paid quarterly. As of June 30, 2017, the weighted‑average interest rate was 4.6%. The loan principal is repayable quarterly beginning in March 31, 2015 in 26 quarterly installments that escalate from 3.2% of the original principal balance to 4.6% of the original principal balance. The BVI Loan Agreement is collateralized by all shares and underlying assets of Seven Seas Water (BVI) Ltd.

The BVI Loan Agreement includes both financial and nonfinancial covenants, limits the amount of additional indebtedness that Seven Seas Water (BVI) Ltd. can incur and places annual limits on capital expenditures for this subsidiary. The BVI Loan Agreement also places restrictions on distributions made by Seven Seas Water (BVI) Ltd. which is only permitted to make distributions to shareholders and affiliates of AquaVenture Holdings Limited if specified debt service coverage and loan life coverage ratios are met and it is in compliance with all loan covenants. The BVI Loan Agreement contains a number of negative covenants restricting, among other things, indebtedness, investments, liens, dispositions of assets, restricted payments (including dividends), mergers and acquisitions, accounting changes, transactions with affiliates, prepayments of indebtedness, capital expenditures, changes in nature of business and joint ventures. In addition, Seven Seas Water (BVI) Ltd is subject to quarterly financial covenant compliance, including minimum debt service and loan life coverage ratios, and must maintain a minimum debt service reserve fund with the bank. Seven Seas Water (BVI) Ltd. was in compliance with, or received a waiver for, all such covenants as of June 30, 2017.

Seven Seas Water (BVI) Ltd. may prepay the principal amounts of the loans, after completing its obligations with respect to the sewage treatment plants and prior to the maturity date, in whole or in part.

On August 4, 2017, Seven Seas Water (BVI) Ltd. amended the BVI Loan Agreement to extend the amortization to May 2022 and reduce the spread applied to the LIBOR base rate used in the calculation of interest by 50 basis points to LIBOR plus 3.0% per annum. The United Kingdom Export Finance also extended its participation in the project to match the extended term of the amended BVI Loan Agreement. All other terms of the original loan agreement remained unchanged.

Curaçao Credit Facility

On June 18, 2015, Aqua Venture Holdings Curaçao N.V., a Curaçao naamloze vennootschap and our wholly‑owned subsidiary, entered into a $35.0 million credit facility with a bank (the “Curaçao Credit Facility”). The Curaçao Credit Facility consists of a term loan of $20.0 million and a delayed draw term loan of up to $15.0 million which was available to be drawn through March 18, 2016. On March 9, 2016, we borrowed the remaining $15.0 million of available borrowing under the facility. On September 21, 2016, the Curaçao Credit Facility was amended to add AquaVenture Holdings Limited as a guarantor. The Curaçao Credit Facility is non‑amortizing, matures in June 2019 and bears interest at either: (i) the higher of 1% or the ICE Benchmark Administration LIBOR Rate, plus an applicable margin ranging from 7.5% to 8.5% depending upon the leverage ratio as defined within the Curaçao Credit Facility; or (ii) the greater of the bank’s base rate or a federal funds rate plus 0.5%, plus an applicable margin ranging from 6.5% to 7.5% depending upon the leverage ratio as defined within the Curaçao Credit Facility. As of June 30, 2017, the interest rate was 9.3%.

The Curaçao Credit Facility is guaranteed by AquaVenture Holdings Limited and contains certain financial and nonfinancial covenants. The financial covenants include minimum interest coverage and maximum leverage ratio requirements that became effective on March 31, 2016 and exclude the operations of Quench, AquaVenture Holdings Peru S.A.C. and ADB, which are considered unrestricted subsidiaries for purposes of the Curaçao Credit Facility and any cash not available for general use. In addition, the Curaçao Credit Facility contains a number of negative covenants restricting, among other things, indebtedness, investments, liens, dispositions of assets, restricted payments (including dividends and certain transfers to and investments in Quench), mergers and acquisitions, accounting changes, transactions with affiliates, prepayments of indebtedness, capital expenditures, changes in nature of business and amendments of documents. The interest coverage ratio covenant will not apply if our minimum cash balance, excluding

Quench, exceeds $5.0 million. We were in compliance with, or received a waiver for, all such covenants as of June 30, 2017.

There is no prepayment fee on the Curaçao Credit Facility. The Curaçao Credit Facility is collateralized by all shares of AquaVenture Holdings Curaçao N.V. and the shares of certain other subsidiaries of AquaVenture Holdings Limited excluding Quench and those with pre‑existing security interests.

On August 4, 2017, we repaid in full the outstanding principal on the Curaçao Credit Facility. See “Debt Refinance” section below for additional details.

Other Debt

We finance our vehicles primarily under three‑year terms with interest rates per annum ranging from 1.6% to 4.6%.

Debt Refinance

On August 4, 2017, AquaVenture Holdings Limited, AquaVenture Holdings Peru S.A.C., an indirect wholly-owned subsidiary of the Company, and Quench USA, Inc., a wholly-owned subsidiary of the Company, (collectively the “Borrowers”) entered into a $150.0 million senior secured credit agreement (the “Credit Agreement”) with a bank. The Credit Agreement is non-amortizing, matures in August 2021 and bears interest at LIBOR plus 6.00% with a LIBOR floor of 1%. Interest only payments are due quarterly with principal due in full upon maturity.

The Credit Agreement is guaranteed by AquaVenture Holdings Limited along with certain subsidiaries and contains financial and nonfinancial covenants. The financial covenants include minimum interest coverage ratio and maximum leverage ratio requirements as defined in the Credit Agreement, and are calculated using consolidated financial information of AquaVenture Holdings Limited excluding the results of AquaVenture (BVI) Holdings Limited and its subsidiary Seven Seas Water (BVI) Limited. In addition, the Credit Agreement contains customary negative covenants limiting, among other things, indebtedness, investments, liens, dispositions of assets, restricted payments (including dividends), transactions with affiliates, prepayments of indebtedness, capital expenditures, changes in nature of business and amendments to documents.

We may prepay in whole or in part, the outstanding principal and accrued unpaid interest under the Credit Agreement. A prepayment fee is due upon repayment if it occurs prior to August 4, 2018. The Credit Agreement is collateralized by substantially all of the assets of the Borrowers and stated guarantors.

On August 4, 2017, the Company utilized approximately $100 million of the proceeds from the Credit Agreement to repay in full the outstanding principal on the following debt obligations:

•	Trinidad Credit Agreement;

•	USVI Credit Agreement;

•	Quench Loan Agreement; and

•	Curaçao Credit Facility.

As a result of us refinancing the aforementioned debt obligations with the Credit Agreement, we reclassified $19.1 million of long-term debt due within the next 12 months under the existing debt obligations to long-term debt as of June 30, 2017.

Contractual Obligations and Other Commitments

 Please refer to Note 7—“Commitments and Contingencies” to the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for more information. There were no other material changes to our contractual obligations during the six months ended June 30, 2017. For a complete discussion of our contractual obligations, please refer to our “Management’s discussion and analysis of financial condition and results of operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Off‑Balance Sheet Arrangements

At June 30, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off‑balance sheet arrangements or other contractually narrow or limited purposes.

Other Matters

During the three months ended June 30, 2017, we made certain adjustments to the purchase price allocation for certain liabilities, including tax, that existed prior to October 31, 2016. We believe the liabilities are fully indemnified pursuant to the purchase and sale agreement for the Peru Acquisition. As a result, we recorded  an accrued liability in the amount of $0.7 million and a corresponding indemnification receivable in the amount of $0.7 million, as of June 30, 2017. As a result of the indemnification, the Company does not anticipate any material effect to our operating results, liquidity or financial condition.

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

Interest Rate Risk

We had cash and cash equivalents totaling $82.9 million as of June 30, 2017. This amount was invested primarily in demand deposits with domestic and international banks, money market accounts, and U.S. Treasury bills. The cash and cash equivalents are held for investment and working capital purposes. Our cash deposits are maintained for capital preservation purposes. We do not enter into investments for trading or speculative purposes. As of June 30, 2017, we have variable rate loans outstanding of $112.6 million that adjust with interest rate movements in LIBOR or the lending bank's prime lending rate except when interest rate floors apply. Accordingly, we are subject to interest rate risk to the extent that LIBOR or the lending bank's prime lending rate changes. A hypothetical 100 bps increase in our interest rates in effect at June 30, 2017 would have a $1.1 million increase to our interest expense on an annualized basis. A hypothetical 100 bps decrease in our interest rates in effect at June 30, 2017 would have a $0.8 million decrease to our interest expense on an annualized basis. We believe our mixture of fixed rate and variable rate loans helps reduce our overall exposure to interest rate risk.

Foreign Exchange Risk

The U.S. dollar is our functional currency and, for the six months ended June 30, 2017, less than 3% of our consolidated revenues were denominated or paid in a foreign currency. We utilize these payments, in large part, to help minimize our exposure to foreign exchange risk related to payment obligations we may incur in a local currency related to labor, construction, consumables or materials costs, or if our procurement orders are denominated in a currency other than U.S. dollars. If any of these local currencies change in value versus the U.S. dollar, our cost in U.S. dollars would change which could adversely affect our results of operations. We believe that our strategy to carefully manage the exposure to foreign currencies as well as ensure that a majority of our revenues are denominated in the U.S. dollar, helps reduce our overall exposure to foreign exchange risk.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have been reviewing our internal control over financial reporting in light of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and as we prepare for our first management report on internal control over financial reporting as of December 31, 2017. In connection with this review, we have made and will continue to make changes that enhance the effectiveness of our internal controls.

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

Item 1A. Risk Factors

The matters discussed in this Quarterly Report on Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances, over many of which we have little or no control. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and subsequent filings as well as risks and uncertainties discussed elsewhere in this Quarterly Report on Form 10-Q, could cause actual results to differ materially from those in the forward-looking statements. There are no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on October 6, 2016 pursuant to Rule 424(b)(4) under the Securities Act. On June 1, 2017, we used $1.9 million of the proceeds to acquire substantially all of the assets of Pure Water Innovations, Inc. (“PWI”) pursuant to an asset purchase agreement.

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

AquaVenture Holdings Limited

Date: August 14, 2017	By:	/s/ LEE S. MULLER
Lee S. Muller
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
2.1

Credit Agreement dated August  4, 2017 between AquaVenture Holdings Limited, AquaVenture Holdings Peru S.A.C., Quench USA, Inc and Deutsche Bank AG, London Branch (filed as Exhibit 1.1 to AquaVenture Holdings Limited’s Form 8-K filed on August 7, 2017 and incorporated herein by reference).

2.2	Amendment, Waiver and Consent Letter, dated August 4, 2017, between Seven Seas Water (BVI) Ltd. (f/k/a Biwater (BVI) Ltd.) and Barclays Bank PLC.†
31.1	Certification of Chief Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †
31.2	Certification of Chief Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *†
101.INS	XBRL Instance Document †
101.SCH	XBRL Taxonomy Extension Schema Document †
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document †
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document †
101.LAB	XBRL Taxonomy Extension Label Linkbase Document †
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document †

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