Form 10-Q
period 2017-09-30
AquaVenture Holdings Ltd
filed 2017-11-13
CIK 1422841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The total number of ordinary shares outstanding as of November 7, 2017 was 26,453,039.

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2017

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	September 30,	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$118,070	$95,334
Restricted cash	166	166
Trade receivables, net of allowances of $951 and $1,166, respectively	17,761	15,473
Inventory	8,710	6,246
Prepaid expenses and other current assets	8,612	6,401
Total current assets	153,319	123,620
Property, plant and equipment, net	113,908	116,092
Construction in progress	10,602	9,398
Long-term contract costs	82,061	87,512
Restricted cash	4,147	5,895
Other assets	41,114	44,311
Deferred tax asset	376	515
Intangible assets, net	53,919	51,330
Goodwill	99,526	98,023
Total assets	$558,972	$536,696
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,533	$3,880
Accrued liabilities	11,922	13,075
Current portion of long-term debt	6,063	27,963
Deferred revenue	3,302	2,820
Total current liabilities	25,820	47,738
Long-term debt	168,983	115,753
Deferred tax liability	4,665	2,874
Other long-term liabilities	2,414	2,825
Total liabilities	201,882	169,190
Commitments and contingencies (see Note 8)
Shareholders' Equity
Ordinary shares, no par value, 250,000 shares authorized; 26,452 and 26,388 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	566,958	558,141
Accumulated other comprehensive income	(13)	—
Accumulated deficit	(209,855)	(190,635)
Total shareholders' equity	357,090	367,506
Total liabilities and shareholders' equity	$558,972	$536,696

See accompanying notes to the unaudited condensed consolidated financial statements.

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Revenues:
Bulk water	$14,206	$13,879	$43,238	$40,951
Rental	13,428	12,396	39,238	36,153
Other	2,259	2,583	6,318	7,147
Total revenues	29,893	28,858	88,794	84,251
Cost of revenues:
Bulk water	7,904	7,683	25,903	22,976
Rental	6,083	5,256	17,508	15,989
Other	1,385	1,356	3,692	3,863
Total cost of revenues	15,372	14,295	47,103	42,828
Gross profit	14,521	14,563	41,691	41,423
Selling, general and administrative expenses	17,734	15,112	50,964	43,264
Loss from operations	(3,213)	(549)	(9,273)	(1,841)
Other expense:
Interest expense, net	(2,055)	(2,802)	(5,574)	(8,231)
Other expense, net	(1,453)	(86)	(1,728)	(221)
Loss before income tax expense	(6,721)	(3,437)	(16,575)	(10,293)
Income tax expense	846	1,275	2,645	2,633
Net loss	(7,567)	(4,712)	(19,220)	(12,926)
Other comprehensive income:
Foreign currency translation adjustment	(13)	—	(13)	—
Comprehensive loss	$(7,580)	$(4,712)	$(19,233)	$(12,926)

Loss per share – basic and diluted(1)	$(0.29)		$(0.73)

Weighted-average shares outstanding – basic and diluted(1)	26,441		26,414

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

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(19,220)	$(12,926)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,831	22,463
Adjustment to asset retirement obligation	37	86
Share-based compensation expense	9,052	1,455
Provision for bad debts	450	712
Deferred income tax provision	1,930	2,216
Inventory adjustment	153	142
Loss on extinguishment of debt	1,389	—
Loss on disposal of assets	884	939
Amortization of debt financing fees	624	568
Adjustment to acquisition contingent consideration	—	(51)
Accretion of debt	60	271
Other	—	75
Change in operating assets and liabilities:
Trade receivables	(2,312)	(1,329)
Inventory	(1,766)	(958)
Prepaid expenses and other current assets	(1,146)	(1,179)
Other assets	(2,017)	(1,807)
Current liabilities	(4)	359
Long-term liabilities	(69)	855
Net cash provided by operating activities	11,876	11,891
Cash flows from investing activities:
Capital expenditures	(11,286)	(15,037)
Long-term contract expenditures	(613)	(1,524)
Net cash paid for acquisition of assets or business	(9,921)	(100)
Principal collected on note receivable	3,350	—
Other	22	3
Net cash used in investing activities	(18,448)	(16,658)
Cash flows from financing activities:
Proceeds from long-term debt	150,000	23,675
Payments of long-term debt	(117,028)	(11,891)
Payment of debt financing fees	(3,579)	(340)
Payments related to debt extinguishment	(433)	—
Payment of acquisition contingent consideration	—	(864)
Proceeds from exercise of stock options	49	2
Shares withheld to cover minimum tax withholdings on equity awards	(356)	—
Proceeds from the issuance of Employee Stock Purchase Plan shares	75	—
Issuance costs from issuance of ordinary shares in IPO	(1,169)	—
Net cash provided by financing activities	27,559	10,582
Effect of exchange rates on cash, cash equivalents and restricted cash	1	—
Change in cash, cash equivalents and restricted cash	20,988	5,815
Cash, cash equivalents and restricted cash at beginning of period	101,395	25,026
Cash, cash equivalents and restricted cash at end of period	$122,383	$30,841

See accompanying notes to the unaudited condensed consolidated financial statements.

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

1. Description of the Business

AquaVenture Holdings Limited is a British Virgin Islands (“BVI”) company, which was formed on June 17, 2016 for the purpose of completing an initial public offering (“IPO”) as the SEC registrant and carrying on the business of AquaVenture Holdings LLC and its subsidiaries. AquaVenture Holdings Limited and its subsidiaries (collectively, “AquaVenture” or the “Company”) provides its customers Water‑as‑a‑Service (“WAAS”) solutions through two operating platforms: Seven Seas Water and Quench. Both operations are critical to AquaVenture, which is headquartered in the BVI.

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

Quench offers WAAS solutions by providing bottleless filtered water coolers and other products that use filtered water as an input, such as ice machines, sparkling water dispensers and coffee brewers, to customers throughout North America. Quench’s point‑of‑use (“POU”) systems purify a customer’s existing water supply. Quench offers solutions to a broad mix of industries, including government, education, medical, manufacturing, retail, and hospitality. Quench installs and maintains its filtered water systems typically under multi‑year contracts that renew automatically. Quench is supported by an operations center in King of Prussia, Pennsylvania, which provides marketing and business development, field service and supply chain support, customer care and administrative functions.

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

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, certain information and footnotes normally required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the Company’s unaudited condensed consolidated balance sheet as of September 30, 2017, the unaudited condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2017 and 2016 and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016. The unaudited condensed consolidated balance sheet as of December 31, 2016 was derived from the audited consolidated balance sheet as of December 31, 2016, as presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Adoption of New Accounting Pronouncements

In November 2016, the FASB issued authoritative guidance that requires inclusion of cash and cash equivalents that have restrictions on withdrawal or use in total cash and cash equivalents on the statement of cash flows. This guidance will be effective for annual reporting periods beginning on or after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted. The Company has adopted this guidance on January 1, 2017. The Company now presents the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows and no longer presents transfers between cash and cash equivalents and restricted cash and restricted cash investments in the statement of cash flows. Cash, cash equivalents and restricted cash stated in the consolidated unaudited statement of cash flows represent the addition of cash and cash equivalents, restricted cash classified as current and restricted cash classified as non-current line items in the unaudited condensed consolidated balance sheet. The adoption was on a retrospective basis and the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2016 has been adjusted to reflect the adoption. The adoption does not have any impact on the unaudited condensed consolidated balance sheet or statement of operations.

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

In May 2014, the FASB issued authoritative guidance regarding revenue from contracts with customers that specifies that revenue should be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration which the company expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning on or after December 15, 2017 and interim periods within those annual periods and will require enhanced disclosures. For contracts determined to be service concession contracts, the Company has concluded the revenue recognition for assets constructed under the contract to occur at the time control transfers to the customer for accounting purposes. This revenue recognition pattern varies from the revenue recognition pattern under the current authoritative guidance. While the Company has not quantified the impact of this change as of the date of filing, the adoption may significantly affect the financial results as reported under the current authoritative guidance.  The Company does not anticipate any other material changes to the timing of revenue recognition for other contracts with customers except in circumstances where more than one performance obligation exists.  For contracts where more than one performance obligation exists, the Company is currently evaluating the potential impact of the accounting and disclosure requirements on the consolidated financial statements. The Company expects to finalize its assessment during the fourth quarter of 2017. The Company will adopt the guidance on a retrospective basis on January 1, 2018. In conjunction with this adoption, the Company will also adopt the authoritative guidance issued in March 2017 regarding the determination of the customer in a service concession arrangement.

In February 2016, the FASB issued authoritative guidance regarding leases that requires lessees to recognize a lease liability and right‑of‑use asset for operating leases, with the exception of short‑term leases. In addition, lessor accounting was modified to align, where necessary, with lessee accounting modifications and the authoritative guidance regarding revenue from contracts with customers. This guidance will be effective for annual reporting periods beginning on or after December 15, 2018, including interim periods within those annual periods, and early adoption is permitted. The Company has developed its assessment approach and has begun evaluating the potential impact of the accounting and disclosure requirements on the consolidated financial statements. The Company expects to elect the practical expedients provided for within the authoritative guidance which exempts the Company from having to reassess: (i) whether expired or existing contracts contain leases, (ii) the lease classification for expired or existing leases, and (iii) initial direct costs for existing leases. For lessor accounting, as a result of electing the practical expedients provided, the Company does not anticipate material changes to the accounting for operating leases or sales-type leases that existed at the adoption date. For lessee accounting, the Company expects to recognize a lease liability and right-of-use asset for operating leases with a term of more than 12 months. The Company is reevaluating whether to early adopt the guidance on a retrospective basis effective January 1, 2018 in conjunction with the guidance regarding revenue from contracts with customers. The Company will make this determination during the fourth quarter of 2017.

3. Business Combinations and Asset Acquisitions

Business Combinations

Wellsys USA Corporation

On September 8, 2017, Quench USA, Inc., a wholly-owned subsidiary of AquaVenture Holdings Limited, acquired substantially all of the assets and assumed certain liabilities of Wellsys USA Corporation (“Wellsys”) pursuant to an asset purchase agreement for an aggregate purchase price of $6.9 million in cash, including a final working capital adjustment of $165 thousand (“Wellsys Acquisition”) which is expected to be received from the escrow agent during the three months ended December 31, 2017. Wellsys is a supplier of high quality branded and private-labeled POU water coolers and purifications systems. Headquartered in the greater Phoenix, Arizona area, Wellsys sells its products to a network of dealers throughout the United States, Canada, Mexico and South Africa.

Transaction-related costs incurred by the Company during the three and nine months ended September 30, 2017 were $21 thousand, which were expensed as incurred within selling, general and administrative (“SG&A”) expenses in the unaudited condensed consolidated statements of operations and comprehensive income.

The Quench business completed the Wellsys Acquisition to be able to participate more broadly in the global POU market through the Wellsys distribution network. In addition, the acquisition provides an opportunity to develop, source and distribute Quench-exclusive innovative coolers and purification offerings, and to develop relationships with Wellsys dealers that could ultimately lead to potential acquisitions.

The following table summarizes the preliminary purchase price allocated to the fair value of assets acquired, including intangibles recorded in conjunction with the business combination, and liabilities assumed (in thousands):

Assets acquired:
Trade receivables	$321
Inventory	884
Intangible assets	4,300
Goodwill	1,503
Total assets acquired	7,008
Liabilities assumed:
Customer deposits	(153)
Total liabilities assumed	(153)
Total purchase price	$6,855

Due primarily to the timing of the acquisition and the complexities involved with determining fair value of the intangible assets acquired, the Company has not yet completed the valuations of the identified intangibles. The preliminary purchase price allocation has been developed based on preliminary estimates of fair values using the historical financial statements of Wellsys prior to the acquisition along with assumptions made by management. Although the Company does not expect the final allocation to vary significantly, there may be adjustments made to the purchase price allocation that could result in changes to the preliminary fair values allocated, assigned useful lives and associated amortization recorded.

Goodwill is composed of synergies not valued, is deductible for tax purposes and is recorded within the Quench reporting unit.

The operations of Wellsys are included in the Quench reportable segment after the date of acquisition. The amount of revenues and net income of Wellsys included in the unaudited condensed consolidated statements of operations and comprehensive income since acquisition was $0.4 million and $12 thousand, respectively.

Aguas De Bayovar S.A.C.

On October 31, 2016, AquaVenture Holdings Peru S.A.C. ("AVH Peru"), a Peruvian company and an indirect wholly-owned subsidiary of AquaVenture Holdings Limited, acquired 100% of the outstanding shares of Aguas de Bayovar S.A.C. (‘‘ADB’’) and all of the rights and obligations under a design and construction contract for a desalination plant and related infrastructure located in Peru for an aggregate purchase price of $46.5 million in cash, including a working capital adjustment of $186 thousand (the “Peru Acquisition”) which was paid in February 2017. The desalination plant and related infrastructure, which was completed in 2010, has a design capacity of 2.7 million gallons per day, and ADB operates and maintains the desalination plant and related infrastructure constructed under the design and construction agreement to produce water for a contracted fee on a take-or-pay basis for a phosphate mining company pursuant to an operating and maintenance contract, which expires in 2037. The rights to the design and construction contract are accounted for as a note receivable that requires monthly installment payments from the customer for the construction of the desalination plant and related infrastructure, which continue until 2024.

The operations of ADB are included in the Seven Seas Water reportable segment for the periods after the date of acquisition.

Transaction-related costs incurred by the Company during the three and nine months ended September 30, 2016 were $0.4 million and $0.9 million, respectively, and were expensed as incurred within SG&A expenses in the unaudited condensed consolidated statements of operations and comprehensive income.

The Seven Seas Water business completed the Peru Acquisition to expand its installed base of seawater reverse osmosis desalination facilities used to provide WAAS, its presence in South America and the industries served.

As of September 30, 2017, the purchase price allocated to the fair value of assets acquired, including intangibles recorded in conjunction with the business combination, and liabilities assumed remains preliminary. During the nine months ended September 30, 2017, the Company made certain adjustments to the purchase price allocation for certain liabilities, including tax, that existed prior to October 31, 2016. The Company believes the liabilities are fully indemnified pursuant to the purchase and sale agreement for the Peru Acquisition. As a result, the Company updated the purchase price allocation as of September 30, 2017 to record a liability in the amount of $0.9 million which was recorded in accrued liabilities and an indemnification receivable in the amount of $0.9 million, which was recorded in prepaids and other assets in the unaudited condensed consolidated balance sheet as of September 30, 2017.

Pro Forma Financial Information

The following unaudited pro forma financial information (in thousands, except for per share amounts) for the Company gives effect to the acquisitions of ADB and Wellsys, which occurred on October 31, 2016 and September 8, 2017, respectively, as if they had occurred on January 1, 2016. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred on the date indicated, or that may result in the future.

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues	$31,077	$31,300	$93,530	$90,848
Net loss	$(7,410)	$(3,502)	$(18,593)	$(9,282)
Loss per share(1)	$(0.28)		$(0.70)

(1)

Represents loss per share for the period following the Corporate Reorganization and IPO. There were no ordinary shares outstanding prior to October 6, 2016 and, therefore, no loss per share information has been presented for any period prior to that date.

Asset Acquisitions

Pure Water Innovations, Inc.

On June 1, 2017, Quench USA, Inc., a wholly-owned subsidiary of AquaVenture Holdings Limited, acquired substantially all of the assets of Pure Water Innovations, Inc. (“PWI”) pursuant to an asset purchase agreement. The assets acquired consisted primarily of in-place lease agreements and the related POU systems, which are generally located in North Carolina. The aggregate purchase price of $2.0 million, consisted of a cash payment and $50 thousand of contingent consideration, which was deemed probable of payment on the date of the acquisition. In addition, transaction-related expenses incurred by the Company were not material during the three and nine months ended September 30, 2017.

The revenues and related expenses from the acquired in-place lease agreements will be included in the Quench reportable segment after the date of acquisition. The Quench business completed the PWI asset acquisition to expand its installed base of POU systems in North Carolina.

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

4. Fair Value Measurements

At September 30, 2017 and December 31, 2016, the Company had the following assets and liabilities measured at fair value on a recurring basis in the unaudited condensed consolidated balance sheets:

•	U.S. Treasury securities are measured on a recurring basis and are recorded at fair value based on quoted market value in an active market, which is considered a Level 1 input.

•	Money market funds are measured on a recurring basis and are recorded at fair value based on each fund’s quoted market value per share in an active market, which is considered a Level 1 input.

There were no transfers into or out of Level 1, 2 or 3 assets during the three or nine months ended September 30, 2017. Transfers between levels are deemed to have occurred if the lowest level of input were to change.

The Company’s fair value measurements as of September 30, 2017 and December 31, 2016 were as follows (in thousands):

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Asset/	for Identical	Observable	Unobservable
Assets/Liabilities Measured at Fair Value	(Liability)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
As of September 30, 2017
Recurring basis:
Money market funds	$13,571	$13,571	$—	$—
U.S. Treasury securities	$83,791	$83,791	$—	$—
As of December 31, 2016
Recurring basis:
Money market funds	$29,523	$29,523	$—	$—
U.S. Treasury securities	$24,777	$24,777	$—	$—

5. Long-Term Debt

As of September 30, 2017 and December 31, 2016, long‑term debt included the following (in thousands):

	September 30,	December 31,
	2017	2016
Corporate Credit Agreement	$150,000	$—
BVI Loan Agreement	27,076	31,432
Vehicle financing	1,513	1,783
Trinidad Credit Agreement	—	24,071
USVI Credit Agreement	—	12,923
Quench Loan Agreement	—	40,000
Curaçao Credit Facility	—	35,000
Total face value of long-term debt	$178,589	$145,209

Face value of long-term debt, current	$6,063	$27,963
Less: Current portion of unamortized debt discounts and deferred financing fees	—	—
Current portion of long-term debt, net of debt discounts and deferred financing fees	$6,063	$27,963

Face value of long-term debt, non-current	$172,526	$117,246
Less: Non-current portion of unamortized debt discounts and deferred financing fees	(3,543)	(1,493)
Long-term debt, net of debt discounts and deferred financing fees	$168,983	$115,753

Corporate Credit Agreement

On August 4, 2017, the Company, AVH Peru and Quench USA, Inc. (collectively the “Borrowers”) entered into a $150.0 million senior secured credit agreement (the “Corporate Credit Agreement”) with a bank. The Credit Agreement is non-amortizing, matures in August 2021 and bears interest at LIBOR plus 6.00% with a LIBOR floor of 1%. Interest only payments are due quarterly with principal due in full upon maturity. As of September 30, 2017, the weighted‑average interest rate was 7.3%.

The Corporate Credit Agreement is guaranteed by the Company along with certain subsidiaries and contains financial and nonfinancial covenants. The financial covenants include minimum interest coverage ratio and maximum leverage ratio requirements as defined in the Corporate Credit Agreement, and are calculated using consolidated Company financial information excluding the results of AquaVenture (BVI) Holdings Limited and its subsidiary Seven Seas Water (BVI) Limited. In addition, the Corporate Credit Agreement contains customary negative covenants limiting, among other things, indebtedness, investments, liens, dispositions of assets, restricted payments (including dividends), transactions with affiliates, prepayments of indebtedness, capital expenditures, changes in nature of business and amendments to documents. The Company was in compliance with, or received waivers for breaches of, all such covenants as of September 30, 2017.

The Company may prepay, in whole or in part, the outstanding principal and accrued unpaid interest under the Corporate Credit Agreement. A prepayment fee is due upon repayment if it occurs prior to August 4, 2018. The Corporate Credit Agreement is collateralized by certain of the assets of the Borrowers and stated guarantors.

On August 4, 2017, the Company utilized approximately $100 million of the proceeds from the Corporate Credit Agreement to repay in full the outstanding principal on the following debt obligations:

o

An Amended and Restated Credit Agreement, dated April 18, 2016 (as amended, restated, or modified or supplemented from time to time), between a bank and Seven Seas Water (Trinidad) Unlimited, an indirect wholly-owned subsidiary of the Company (“Trinidad Credit Agreement”);

o

A Credit Agreement, dated March 27, 2013 (as amended, restated, amended and restated, or modified or supplemented from time to time), among two banks and Seven Seas Water (USVI), an indirect wholly-owned subsidiary of the Company (“USVI Credit Agreement”);

o

A Loan and Security agreement, dated October 7, 2011 (as amended, restated, amended and restated, or modified or supplemented from time to time), between a lender and Quench USA, Inc. (“Quench Loan Agreement”); and

o

A Credit Agreement, dated June 18, 2015 (as amended, restated, amended and restated, or modified or supplemented from time to time), among a bank, the Company, Aqua Venture Holdings Curaçao N.V., a wholly-owned subsidiary of the Company, Seven Seas Water Corporation, a wholly-owned subsidiary of the Company and AquaVenture Capital Limited, an indirect wholly-owned subsidiary of the Company (“Curaçao Credit Facility”).

The Company recorded a loss on debt extinguishment of $1.4 million during the three months ended September 30, 2017 related to prepayment fees, breakage costs and accelerated amortization of debt financing fees, which was recorded in other expense within the unaudited consolidated statement of operations and comprehensive income.

BVI Loan Agreement

On August 4, 2017, Seven Seas Water (BVI) Ltd., an indirect wholly owned subsidiary of the Company, amended the credit facility between Seven Seas Water (BVI) Ltd. and a bank (“BVI Loan Agreement”) to extend the amortization to May 2022 and reduce the spread applied to the LIBOR base rate used in the calculation of interest by 50 basis points to LIBOR plus 3.0% per annum. The United Kingdom Export Finance also extended its participation in the project to match the extended term of the amended BVI Loan Agreement. All other material terms of the original loan agreement remained unchanged.

As of September 30, 2017, the weighted‑average interest rate was 4.3%.

Maturities of Long‑Term Debt

Maturities of long‑term debt were as follows as of September 30, 2017 (in thousands):

Amount Due
Remainder of 2017	$1,217
2018	6,409
2019	6,018
2020	6,073
2021	156,037
2022 and thereafter	2,835
Total face value of long-term debt	$178,589

6. Share‑Based Compensation

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

During the nine months ended September 30, 2017, the Company granted options to purchase 62 thousand ordinary shares to eligible recipients at a weighted average exercise price of $16.48 per share. The options to purchase ordinary shares have a time-based vesting schedule of four years with 25% on the first anniversary and the remaining 75% vesting quarterly over the remaining three years.

In addition, the Company granted 57 thousand restricted share units during the nine months ended September 30, 2017. Certain of the restricted share units were granted to the Company’s board of directors and have time-based vesting schedule of one year from the date of grant. All other restricted share units have a time-based vesting schedule of four years with 25% on the first anniversary and the remaining 75% vesting quarterly over the remaining three years. The fair market value of restricted share units is determined based on the closing share price of the Company’s ordinary shares on the date of grant, and is amortized on a straight-line basis over the requisite service period.

Employee Stock Purchase Plan

Under the 2016 Employee Stock Purchase Plan (“2016 ESPP”), the Company offers eligible employee participants to purchase the Company’s ordinary shares at a price equal to the lesser of 85 percent of the closing market price on the first or last day of an established offering period. Under the 2016 ESPP, 6 thousand shares were sold to eligible employees during the three and nine months ended September 30, 2017. Share-based compensation expense is recognized based on the fair value of the employees’ purchase rights under the 2016 ESPP and is amortized on a straight-line basis over the offering period. At September 30, 2017, 0.4 million ordinary shares were available for future issuance under the 2016 ESPP.

Independent Directors’ Deferred Compensation Program

Under the Independent Directors' Deferred Compensation Program (the "Deferred Compensation Program") which was established under the Issuer's 2016 Plan, eligible members of the Company’s board of directors (“Eligible Directors”) are able to defer all or a portion of the cash compensation or equity awards which they are due in the form of phantom share units. Each phantom share unit is the economic equivalent of one ordinary share of the Company. The number of phantom share units credited to the Eligible Director’s deferred account is equal to 120% of the aggregate deferred cash fees that would otherwise be payable on such date divided by the closing price of the Company’s ordinary shares on the award date. No other premium is given to the directors for deferral of their equity awards. Phantom share units shall be settled in ordinary shares upon the earlier of the Eligible Director’s death, disability, separation from the board, sale event, or end of the first full fiscal year after the grant date. The phantom share units issued in lieu of the cash retainers have no vesting period and cannot be forfeited. The phantom share units issued in lieu of the restricted units will have a stated vesting period but will then have a deferred delivery once vested.

Share-based compensation expense for the phantom share units issued in lieu of the cash retainers will be recognized on the date of grant, while share-based compensation expense for the phantom share units issued in lieu of the restricted units will be recognized over the requisite service period.

During the nine months ended September 30, 2017, the Company granted 3 thousand phantom shares to Eligible Directors. At September 30, 2017, 3 thousand phantom shares remained outstanding.

Share‑Based Compensation Expense

               Total share‑based compensation expense recognized during the three months ended September 30, 2017 and 2016 was $3.1 million and $0.4 million, respectively. For the three months ended September 30, 2017, $3.0 million and $0.1 million were recorded in SG&A and cost of revenues, respectively, within the unaudited condensed consolidated statements of operations and comprehensive income. For the three months ended September 30, 2016, $0.4 million and $0 were recorded in SG&A and cost of revenues, respectively, within the unaudited condensed consolidated statements of operations and comprehensive income.

Total share‑based compensation expense recognized during the nine months ended September 30, 2017 and 2016 was $9.1 million and $1.5 million, respectively. For the nine months ended September 30, 2017, $8.8 million and $0.3 million were recorded in SG&A and cost of revenues, respectively, within the unaudited condensed consolidated statements of operations and comprehensive income. For the nine months ended September 30, 2016, $1.5 million and $0 were recorded in SG&A and cost of revenues, respectively, within the unaudited condensed consolidated statements of operations and comprehensive income.

There was no related tax benefit for the three or nine months ended September 30, 2017 and 2016 as a full deferred tax asset valuation allowance was recorded in the United States for domestic operations.

7. Loss per Share

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

There were no ordinary shares outstanding prior to October 6, 2016, therefore no loss per share information has been presented for any period prior to that date. The following table provides information for calculating net loss applicable to ordinary shareholders (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2017	2017
Numerator:
Net loss	$(7,567)	$(19,220)

Denominator:
Weighted-average ordinary shares outstanding - basic and diluted	26,441	26,414

Loss per share - basic and diluted	$(0.29)	$(0.73)

Given that the Company had a net loss for the three and nine months ended September 30, 2017, the calculation of diluted loss per share is computed using basic weighted average ordinary shares outstanding.

Approximately 3.9 million weighted-average outstanding share awards for both the three and nine months ended September 30, 2017 were excluded from the calculation of diluted earnings per share because their effect was antidilutive.

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

During the three months ended September 30, 2017 and 2016, the Company recorded accretion expense of $13 thousand and $12 thousand, respectively. During the nine months ended September 30, 2017 and 2016, the Company recorded accretion expense of $37 thousand and $31 thousand, respectively. No valuation adjustments were recorded during the three or nine months ended September 30, 2017. During the three months ended September 30, 2016, certain of the Company’s existing contracts were extended. As a result, the Company recorded a gain of $55 thousand during both the three and nine months ended September 30, 2016 for the revaluation of the ARO based on changes in the projected costs for future removal and shipping activities.

At September 30, 2017 and December 31, 2016, the current portion of the ARO liabilities was $26 thousand and $0, respectively, and was recorded in accrued liabilities in the unaudited condensed consolidated balance sheets. At September 30, 2017 and December 31, 2016, the long‑term portion of the ARO liabilities was $1.1 million and $1.1 million, respectively, and was recorded in other long‑term liabilities in the unaudited condensed consolidated balance sheets.

Litigation, Claims and Administrative Matters

The Company, may, from time to time, be a party to legal proceedings, claims, and administrative matters that arise in the normal course of business. The Company has made accruals with respect to certain of these matters, where appropriate, that are reflected in the unaudited condensed consolidated financial statements but are not, individually or in the aggregate, considered material. For other matters for which an accrual has not been made, the Company has not yet determined that a loss is probable or the amount of loss cannot be reasonably estimated. While the ultimate outcome of the matters cannot be determined, the Company currently does not expect that these proceedings and claims, individually or in the aggregate, will have a material effect on the unaudited condensed consolidated financial position, results of operations, or cash flows. The outcome of any litigation is inherently uncertain, however, and if decided adversely to the Company, or if the Company determines that settlement of particular litigation is appropriate, the Company may be subject to liability that could have a material adverse effect on the unaudited condensed consolidated financial position, results of operations, or cash flows. The Company maintains liability insurance in such amounts and with such coverage and deductibles as management believes is reasonable. The principal liability risks that the Company insures against are customer lawsuits caused by damage or nonperformance, workers’ compensation, personal injury, bodily injury, property damage, directors’ and officers’ liability, cybersecurity and cyber incidents, errors and omissions, employment practices liability and fidelity losses. There can be no assurance that the Company’s liability insurance will cover all events or that the limits of coverage will be sufficient to fully cover all liabilities. As of September 30, 2017, the Company has determined there are no matters for which a material loss is reasonably possible or the Company has either determined that the range of loss is not reasonably estimable or that any reasonably estimable range of loss is not material to the unaudited condensed consolidated financial statements.

9. Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Nine Months Ended
	September 30,
	2017	2016
Cash paid during the period:
Income taxes, net	$1,138	$71
Interest, net	$8,381	$7,500
Non-Cash Transaction Information:
Non-cash capital expenditures	$611	$1,078
Unpaid offering costs	$—	$1,113
Unpaid debt financing costs	$111	$—

The components of total ending cash for the periods presented in the unaudited condensed consolidated statement of cash flows are as follows (in thousands):

	As of
	September 30,
	2017	2016
Cash and cash equivalents	$118,070	$25,000
Restricted cash, current	166	283
Restricted cash, non-current	4,147	5,558
	$122,383	$30,841

10. Segment Reporting

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

The following table provides information by reportable segment and a reconciliation to the consolidated results for the three months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30, 2017				Three Months Ended September 30, 2016
	Seven Seas		Corporate		Seven Seas		Corporate
	Water	Quench	& Other	Total	Water	Quench	& Other	Total
Revenues:
Bulk water	$14,206	$—	$—	$14,206	$13,879	$—	$—	$13,879
Rental	—	13,428	—	13,428	—	12,396	—	12,396
Other	—	2,259	—	2,259	—	2,583	—	2,583
Total revenues	14,206	15,687	—	29,893	13,879	14,979	—	28,858
Gross profit:
Bulk water	6,302	—	—	6,302	6,196	—	—	6,196
Rental	—	7,345	—	7,345	—	7,140	—	7,140
Other	—	874	—	874	—	1,227	—	1,227
Total gross profit	6,302	8,219	—	14,521	6,196	8,367	—	14,563
Selling, general and administrative expenses	6,607	9,828	1,299	17,734	4,962	9,602	548	15,112
Income (loss) from operations	(305)	(1,609)	(1,299)	(3,213)	1,234	(1,235)	(548)	(549)
Other (expense) income, net	(1,764)	(1,359)	(385)	(3,508)	(1,896)	(1,027)	35	(2,888)
Loss before income tax expense	(2,069)	(2,968)	(1,684)	(6,721)	(662)	(2,262)	(513)	(3,437)
Income tax expense	790	56	—	846	1,275	—	—	1,275
Net loss	$(2,859)	$(3,024)	$(1,684)	$(7,567)	$(1,937)	$(2,262)	$(513)	$(4,712)
Other information:
Depreciation and amortization expense	$4,278	$3,856	$—	$8,134	$4,183	$3,519	$—	$7,702
Interest expense (income), net	$880	$790	$385	$2,055	$1,806	$1,027	$(31)	$2,802
Loss on extinguishment of debt	$820	$569	$—	$1,389	$—	$—	$—	$—
Expenditures for long-lived assets	$1,108	$3,135	$—	$4,243	$1,810	$3,104	$—	$4,914
Amortization of deferred financing fees	$93	$37	$79	$209	$150	$47	$—	$197

The following table provides information by reportable segment and a reconciliation to the consolidated results for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30, 2017				Nine Months Ended September 30, 2016
	Seven Seas		Corporate		Seven Seas		Corporate
	Water	Quench	& Other	Total	Water	Quench	& Other	Total
Revenues:
Bulk water	$43,238	$—	$—	$43,238	$40,951	$—	$—	$40,951
Rental	—	39,238	—	39,238	—	36,153	—	36,153
Other	—	6,318	—	6,318	—	7,147	—	7,147
Total revenues	43,238	45,556	—	88,794	40,951	43,300	—	84,251
Gross profit:
Bulk water	17,335	—	—	17,335	17,975	—	—	17,975
Rental	—	21,730	—	21,730	—	20,164	—	20,164
Other	—	2,626	—	2,626	—	3,284	—	3,284
Total gross profit	17,335	24,356	—	41,691	17,975	23,448	—	41,423
Selling, general and administrative expenses	18,692	28,988	3,284	50,964	14,003	27,718	1,543	43,264
Income (loss) from operations	(1,357)	(4,632)	(3,284)	(9,273)	3,972	(4,270)	(1,543)	(1,841)
Other (expense) income, net	(4,139)	(3,395)	232	(7,302)	(5,428)	(3,065)	41	(8,452)
Loss before income tax expense	(5,496)	(8,027)	(3,052)	(16,575)	(1,456)	(7,335)	(1,502)	(10,293)
Income tax expense	2,424	221	—	2,645	2,633	—	—	2,633
Net loss	$(7,920)	$(8,248)	$(3,052)	$(19,220)	$(4,089)	$(7,335)	$(1,502)	$(12,926)
Other information:
Depreciation and amortization expense	$12,771	$11,060	$—	$23,831	$12,271	$10,192	$—	$22,463
Interest expense (income), net	$2,980	$2,826	$(232)	$5,574	$5,197	$3,065	$(31)	$8,231
Loss on extinguishment of debt	$820	$569	$—	$1,389	$—	$—	$—	$—
Expenditures for long-lived assets	$2,810	$9,089	$—	$11,899	$7,697	$8,864	$—	$16,561
Amortization of deferred financing fees	$363	$182	$79	$624	$455	$113	$—	$568

As of September 30, 2017, total assets for the Seven Seas Water and Quench reportable segments were $259.0 million and $204.4 million, respectively. As of December 31, 2016, total assets for the Seven Seas Water and Quench reportable segments were $274.2 million and $193.4 million, respectively.

As of September 30, 2017 and December 31, 2016, total assets for Corporate and Other were $95.6 million and $69.0 million, respectively.

11. Significant Concentrations, Risks and Uncertainties

The Company is exposed to interest rate risk resulting from its variable rate loans outstanding that adjust with movements in LIBOR or the lending bank’s prime lending rate.

For the three and nine months ended September 30, 2017, a significant portion of the Company’s revenues were derived from territories and countries in the Caribbean region. Demand for water in the Caribbean region is impacted by, among other things, levels of rainfall,  natural disasters or other catastrophic events, tourism industry and demand from our industrial clients. Destruction caused by tropical storms and hurricanes, high levels of rainfall,  downturn in the level of tourism and demand for real estate could all adversely impact the future performance of the Company as well as cause delays in collections from the Company’s customers.

At September 30, 2017, a significant portion of the Company’s property, plant and equipment is located in the Caribbean region. The Caribbean islands are situated in a geography where tropical storms and hurricanes occur with regularity, especially during certain times of the year. The Company designs its plant facilities to withstand such conditions; however, a major storm could result in plant damage or periods of reduced consumption or unavailability of electricity or source seawater needed to produce water in one or more of our locations. It is the Company’s policy to maintain adequate levels of property and casualty insurance; however, the Company only insures one plant for wind.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Operating Results.

Overview

AquaVenture Holdings Limited and its subsidiaries (the “Company”, “AquaVenture”, “we”, “us” and “our”)  is a multinational provider of Water as a Service (“WAAS”), solutions that provide our customers with a reliable and cost-effective source of clean drinking and process water primarily under long-term contracts that minimize capital investment by the customer. We believe our WAAS business model offers a differentiated value proposition that generates long-term customer relationships, recurring revenue, predictable cash flow and attractive rates of return. We generate revenue from our operations in North America, the Caribbean and South America and are pursuing expansion opportunities in North America, the Caribbean, South America and other select markets.

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

Our Seven Seas Water platform generates recurring revenue through long‑term contracts for the delivery of treated bulk water, generally based on the amount of water we deliver. The significant majority of our Seven Seas Water revenue is derived from our operations in six different locations as of September 30, 2017:

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

Our Quench platform generates recurring revenue from the rental and servicing of POU water filtration systems and related equipment, such as ice and sparkling water machines, and from the contracted maintenance of customer‑owned equipment. Quench also generates revenue from the sale of coffee and consumables. Our annual unit attrition rate at September 30, 2017 was approximately  8%, implying an average rental period of more than 11 years. We define “annual unit attrition rate” as a ratio, the numerator of which is the total number of removals of company-owned and billed rental units during the trailing 12-month period, and the denominator of which is the average number of company-owned and billed rental units during the same 12-month period. We receive recurring fees for the units we rent or service throughout the life of our customer relationship. We also receive non‑recurring revenue from some customers for certain services, such as installation, relocation or removal of equipment, as well as from the resale of equipment. We achieve an attractive return on our rental assets due to strong customer retention. We provide our systems and services to a broad mix of industries, including government, education, medical, manufacturing, retail, and hospitality, among others. We operate principally throughout North America and are supported by a primary operations center in King of Prussia, Pennsylvania, which provides marketing and business development, field service and supply chain support, customer care and administrative functions.

For the three months ended September 30, 2017, our consolidated revenues were $29.9 million, which represents an increase of 3.6% over the same period of 2016. The increases in consolidated revenues for the three months ended September 30, 2017 were composed of increases in our Seven Seas Water segment of 2.4% and increases in our Quench segment of 4.7% over the same period of 2016. The increase in revenue for our Seven Seas Water segment during the three months ended September 30, 2017 over the same period of 2016 was mainly due to the inclusion of revenues from our Peru Acquisition in October 2016. The increase in revenue for our Quench segment during the three months ended September 30, 2017 over the same period of 2016 was mainly due to an increase in rental revenues due to additional units placed under new leases in excess of unit attrition and acquisitions made during 2017.

For the nine months ended September 30, 2017, our consolidated revenues were $88.8 million, which represents an increase of 5.4% over the same period of 2016. The increases in consolidated revenues for the nine months ended September 30, 2017 were composed of increases in our Seven Seas Water segment of 5.6% and increases in our Quench segment of 5.2% over the same period of 2016. The increase in revenue for our Seven Seas Water segment during the nine months ended September 30, 2017 over the same period of 2016 was primarily due to the inclusion of revenues from our Peru Acquisition in October 2016. The increase in revenue for our Quench segment during the nine months ended September 30, 2017 over the same period of 2016 was primarily due to an increase in additional units placed under new leases in excess of unit attrition and acquisitions made during 2017.

On June 1, 2017, we acquired substantially all of the assets of Pure Water Innovations, Inc. (“PWI”) pursuant to an asset purchase agreement for an aggregate purchase price of $2.0 million (“PWI Acquisition”). The assets acquired consisted primarily of in-place lease agreements and the related POU systems, which are generally located in North Carolina.

On August 2, 2017, effective August 1, 2017, we acquired substantially all of the assets and assumed certain liabilities of Quench Water Canada, Inc., pursuant to an asset purchase agreement for an aggregate purchase price of $758 thousand (“Quench Canada Acquisition”). The assets acquired consisted primarily of in-place lease agreements and the related POU systems, which are generally located in Ontario, Canada, and certain intellectual property.

On September 8, 2017, we acquired substantially all of the assets and assumed certain liabilities of Wellsys USA Corporation (“Wellsys”) pursuant to an asset purchase agreement for an aggregate purchase price of $6.9 million (“Wellsys Acquisition”). Wellsys is a supplier of high quality branded and private-labeled POU water coolers and purifications systems. Headquartered in the greater Phoenix, Arizona area, Wellsys sells its products to a network of dealers throughout the United States, Canada, Mexico and South Africa.

Operating Segments

We have two reportable segments that align with our operating platforms, Seven Seas Water and Quench. The segment determination is supported by, among other factors, the existence of individuals responsible for the operations of each segment and who also report directly to our chief operating decision maker (“CODM”), the nature of the segment’s operations and information presented to our CODM. For the nine months ended September 30, 2017, revenues for the Seven Seas Water and Quench segments represented approximately 49% and 51%, respectively, of our consolidated revenues.

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

The table below summarizes recent significant events that affect performance and comparability of financial results for the three and nine months ended September 30, 2017 and 2016 as well as future periods:

			Capacity
			(Million	Commencement
Plant Name	Location	Event	GPD)	Date
Point Blanche	St. Maarten	Plant expansion - Phase 2	1.0	March 2016
Point Fortin	Trinidad	Plant expansion	1.2	July 2016
Aguas de Bayovar	Peru	Plant acquisition	2.7	October 2016

On August 4, 2017, we entered into an amended water purchase agreement with our customer in the British Virgin Islands (“BVI Amended WPA”) to modify, effective January 1, 2017, certain contractual provisions related to the calculation of the water rate and the overall cash payment profile in exchange for other actions between us and the customer. All other terms of the original water purchase agreement remained unchanged. As a result of this contract amendment, we expect gross margins for our Seven Seas Water segment to be lower than the comparable periods in 2016 for the remainder of the year.

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

Due to the capital-intensive nature of our business and the relatively high level of fixed costs such as depreciation and long‑term contract amortization, our Seven Seas Water business model is characterized by high levels of operating leverage. As a result, significant swings in production volume will favorably or unfavorably impact profitability more significantly than business models with less operating leverage. We have mitigated the downside risk of declines in plant production through the inclusion of minimum customer purchase requirements in six of our eight water supply contracts with our major customers. In the other two, we have contractual rights to be the exclusive water supplier or our customer must purchase all the water we produce and we must provide volume at a specified percentage of installed capacity. We design our plants to meet or exceed contractual supply requirements but our failure to meet minimum supply requirements could result in penalties that may adversely affect our financial performance.

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

Contractually Scheduled and Negotiated Changes to Terms and Conditions

Our Seven Seas Water business is conducted in accordance with the terms of long‑term water supply contracts that, among other things, may provide for minimum customer purchases, guaranteed supply volumes and specified levels of pricing based on the volume of water purchased during the billing period. These contractual features are key determinants of plant revenue and plant profitability. Certain of our contracts provide for contractually scheduled price changes. In addition, most of our contracts include provisions to increase prices in accordance with a specified inflation index such as the consumer price index. From time to time, we may also negotiate pricing changes with our customers as part of an arrangement, to among other things, extend or renew a contract, expand plant capacity or increase minimum volumes pursuant to a take‑or‑pay agreement or a combination thereof.

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

Customer Demand and Certain Other External Factors

We design plant capacity to exceed the minimum purchase requirements contained in our contracts to meet anticipated customer needs and maintain sufficient excess capacity. Our customer’s water demand and our ability to meet that demand can vary among quarters and annual periods for a variety of reasons over which we have little control, including:

•

the timing and length of shutdowns of customer facilities or infrastructure due to factors such as equipment failures, power outages, regular scheduled maintenance and severe weather which can adversely affect customer demand;

•

seasonal fluctuations or downturns in the general economy, which can be expected to adversely affect demand from customers for whom tourism is a significant economic driver, including our municipal or resort customers;

•

economic cycles which may affect the industrial customers we serve, especially those in the energy and mining sectors where volatility in commodity prices or consolidation of capacity could adversely affect customer demand;

•	excessive periods of rain or drought which can impact primary demand;
•	destruction caused by tropical storms and hurricanes which can impact primary demand as well as cause delays in collections from our customers;
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

Typically, we rent our systems to customers on multi‑year, automatically‑renewing contracts, and we anticipate extending our relationships with existing customers beyond the initial contract term. Some customers terminate their agreements during the agreement term, typically due to financial constraints, and others cancel at the end of the term. Our annual unit attrition rate at September 30, 2017 was approximately 8%, implying an average rental period of more than 11 years. Our ability to retain our existing customer relationships will affect our performance and is affected by a number of factors, including the effectiveness of our retention efforts, the quality of our products and service, our pricing, competitive dynamics in the industry, product availability, and the health of the economy. In addition, the non-recurring revenue from the sale of equipment, coffee and consumables, is less predictable and can change based on fluctuations in demand in a specific period.

Strategic Acquisitions

The POU water filtration industry is highly fragmented, with a large number of local competitors and several larger regional operators. Quench has completed fourteen acquisitions since 2008,  six of which occurred after our acquisition of Quench in 2014 and three of which occurred during 2017.  We believe the three acquisitions made during the nine months ended September 30, 2017 are indicative of the opportunity for inorganic growth.

The PWI Acquisition on June 1, 2017 and the Quench Canada Acquisition on August 2, 2017 are examples of opportunities to increase our market share and expand our service coverage footprint in the core direct rental portion of our business.

On September 8, 2017, we completed the Wellsys Acquisition. Unlike Quench’s existing direct customer equipment sales business model, Wellsys systems are sold exclusively through an indirect channel of dealers in the United States, Canada, Mexico and South Africa, which expands our participation in the growing POU market domestically and internationally. In addition, the acquisition provides an opportunity to develop, source and distribute Quench-exclusive innovative coolers and purification offerings, and to develop relationships with Wellsys dealers that we believe could ultimately lead to potential acquisitions.

We expect to continue to pursue select acquisitions to increase our scale, customer density and geographic service area, as well as to increase our participation in the broader international market for POU systems. Our ability to complete acquisitions is a function of many factors, including competition, purchase price and our short‑term business priorities. Accordingly, it is impossible to predict whether any current or future discussions will lead to the successful completion of any acquisitions. Since acquisitions are a part of our growth strategy, the inability to complete, integrate and profitably operate acquisitions may adversely affect our operating results.

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

Quench incurs selling, general and administrative costs to support a national sales force, a widely dispersed installed base of customers, and a high volume of recurring business transactions. A portion of such costs is composed of new customer acquisition costs, such as lead generation expenses and certain sales commissions, which are expensed upfront and recovered over the periods following the execution of a customer contract and any subsequent renewal. A portion of new customer acquisition costs, including internal salaries and benefits, directly related to the negotiation and execution of leases, considered lease origination costs, are capitalized as deferred lease costs. Deferred lease costs are amortized on a straight‑line basis over the average lease term. Selling, general and administrative costs also include certain costs to complete business acquisitions, which precede the realization of revenues generated by the acquired new business, and discretionary investments in infrastructure to support our plans for Quench’s future long‑term growth. The timing of these expenditures and their impact relative to the revenues generated can affect our performance and comparability of results.

Corporate and Other

Changes to Operating Expenses

We expect to incur increased legal, accounting and other expenses as we pursue our expansion strategy and as a public company, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934 (the “Exchange Act”), and the listing requirements of the New York Stock Exchange. We anticipate that such operating costs as a percentage of revenue will moderate over the long-term if and as our revenues increase or as a result of certain other corporate activities or projects.

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

Adoption of New Accounting Pronouncements

In November 2016, the FASB issued authoritative guidance that requires inclusion of cash and cash equivalents that have restrictions on withdrawal or use in total cash and cash equivalents on the statement of cash flows. This guidance will be effective for annual reporting periods beginning on or after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted. We have adopted this guidance on January 1, 2017. We now present the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows and no longer present transfers between cash and cash equivalents and restricted cash and restricted cash investments in the statement of cash flows. Cash, cash equivalents and restricted cash stated in the unaudited condensed consolidated statement of cash flows represent the addition of cash and cash equivalents, restricted cash classified as current and restricted cash classified as non-current line items in the unaudited condensed consolidated balance sheet. The adoption was on a retrospective basis and the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2016 has been adjusted to reflect the adoption. The adoption does not have any impact on our unaudited condensed consolidated balance sheet or statement of operations.

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

In May 2014, the FASB issued authoritative guidance regarding revenue from contracts with customers that specifies that revenue should be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration which the company expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning on or after December 15, 2017 and interim periods within those annual periods and will require enhanced disclosures. For contracts determined to be service concession contracts, we have concluded the revenue recognition for assets constructed under the contract to occur at the time control transfers to the customer for accounting purposes. This revenue recognition pattern varies from the revenue recognition pattern under the current authoritative guidance. While we have not quantified the impact of this change as of the date of filing, the adoption may significantly affect the financial results as reported under the current authoritative guidance.  We do not anticipate any other material changes to the timing of revenue recognition for other contracts with customers except in circumstances where more than one performance obligation exists.  For contracts where more than one performance obligation exists, we are currently evaluating the potential impact of the accounting and disclosure requirements on the consolidated financial statements. We expect to finalize our assessment during the fourth quarter of 2017. We will adopt the guidance on a retrospective basis on January 1, 2018. In conjunction with this adoption, we will also adopt the authoritative guidance issued in March 2017 regarding the determination of the customer in a service concession arrangement.

In February 2016, the FASB issued authoritative guidance regarding leases that requires lessees to recognize a lease liability and right‑of‑use asset for operating leases, with the exception of short‑term leases. In addition, lessor accounting was modified to align, where necessary, with lessee accounting modifications and the authoritative guidance regarding revenue from contracts with customers. This guidance will be effective for annual reporting periods beginning on or after December 15, 2018, including interim periods within those annual periods, and early adoption is permitted. We have developed our assessment approach and have begun evaluating the potential impact of the accounting and disclosure requirements on the consolidated financial statements. We expect to elect the practical expedients provided for within the authoritative guidance which exempts us from having to reassess: (i) whether expired or existing contracts contain leases, (ii) the lease classification for expired or existing leases, and (iii) initial direct costs for existing leases. For lessor accounting, as a result of electing the practical expedients provided, we do not anticipate material changes to the accounting for operating leases or sales-type leases that existed at the adoption date. For lessee accounting, we expect to recognize a lease liability and right-of-use asset for operating leases with a term of more than 12 months. We are reevaluating whether to early adopt the guidance on a retrospective basis effective January 1, 2018 in conjunction with the guidance regarding revenue from contracts with customers. We will make this determination during the fourth quarter of 2017.

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

The Seven Seas Water segment results include the results from the Peru Acquisition for the periods following its completion on October 31, 2016. Through ADB, we sell water, on a take-or-pay basis, to our customer under an operating and maintenance (“O&M”) contract, while pursuant to the design and construction contract, we receive payments that are accounted for as a note receivable. These contracts with the customer are structured differently from those with our other Seven Seas Water customers. Only the operating activities related to the O&M contract are included in revenues and cost of revenues. The payments received on the design and construction contract includes amounts accounted for as principal repayments, which are not reflected in the consolidated statement of operations, and interest income. Because the contracts are structured differently from our other Seven Seas Water customer contracts, the inclusion of our Peru operations has a negative impact on Seven Seas Water gross margins as the profitability profile of the O&M contract by itself is lower than other Seven Seas Water customer contracts.

The Quench segment results include the results from the Wellsys acquisition following its completion on September 8, 2017. Through Wellsys, we sell high quality branded and private-labeled POU water coolers and purification systems to a network of dealers in the United States, Canada, Mexico and South Africa. Because the gross margins are typically lower for dealer equipment sales than Quench’s existing direct customer equipment sales business, the inclusion of Wellsys will have a negative impact on Quench’s gross margins.

Further, the operating expenses of the parent, AquaVenture Holdings Limited, are reported separately from the two operating and reportable segments below. See “Operating Segments” located in the “Overview” section above for more information.

The following table sets forth the components of our consolidated statements of operations and comprehensive income for each of the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Revenues:
Bulk water	$14,206	$13,879	$43,238	$40,951
Rental	13,428	12,396	39,238	36,153
Other	2,259	2,583	6,318	7,147
Total revenues	29,893	28,858	88,794	84,251
Cost of revenues:
Bulk water	7,904	7,683	25,903	22,976
Rental	6,083	5,256	17,508	15,989
Other	1,385	1,356	3,692	3,863
Total cost of revenues	15,372	14,295	47,103	42,828
Gross profit	14,521	14,563	41,691	41,423
Selling, general and administrative expenses	17,734	15,112	50,964	43,264
Loss from operations	(3,213)	(549)	(9,273)	(1,841)
Other expense:
Interest expense, net	(2,055)	(2,802)	(5,574)	(8,231)
Other expense, net	(1,453)	(86)	(1,728)	(221)
Loss before income tax expense	(6,721)	(3,437)	(16,575)	(10,293)
Income tax expense	846	1,275	2,645	2,633
Net loss	$(7,567)	$(4,712)	$(19,220)	$(12,926)

The following table sets forth the components of our consolidated statements of operations and comprehensive income for each of the periods presented as a percentage of revenue.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Bulk water	47.5%	48.0%	48.7%	48.6%
Rental	44.9%	43.0%	44.2%	42.9%
Other	7.6%	9.0%	7.1%	8.5%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Bulk water	26.4%	26.6%	29.2%	27.3%
Rental	20.3%	18.2%	19.7%	19.0%
Other	4.6%	4.7%	4.2%	4.6%
Total cost of revenues	51.3%	49.5%	53.1%	50.9%
Gross profit	48.6%	50.5%	47.0%	49.2%
Selling, general and administrative expenses	59.3%	52.4%	57.4%	51.4%
Loss from operations	(10.7)%	(1.9)%	(10.4)%	(2.2)%
Other expense:
Interest expense, net	(6.9)%	(9.7)%	(6.3)%	(9.8)%
Other expense, net	(4.9)%	(0.3)%	(1.9)%	(0.3)%
Loss before income tax expense	(22.5)%	(11.9)%	(18.6)%	(12.3)%
Income tax expense	2.8%	4.4%	3.0%	3.1%
Net loss	(25.3)%	(16.3)%	(21.6)%	(15.4)%

Comparison of Three Months Ended September 30, 2017 and 2016

Revenues

The following table presents revenue for each of our two operating segments:

	Three Months Ended
	September 30,		Change
	2017	2016	Dollars	Percent
	(dollars in thousands)
Revenues:
Seven Seas Water	$14,206	$13,879	$327	2.4%
Quench	15,687	14,979	708	4.7%
Total revenues	$29,893	$28,858	$1,035	3.6%

Our total revenues of $29.9 million for the three months ended September 30, 2017 increased $1.0 million, or 3.6%, compared to the same period of 2016.

Seven Seas Water revenues for the three months ended September 30, 2017 increased $0.3 million, or 2.4%, compared to the same period of 2016. This increase was mainly due to the inclusion of incremental revenues of $1.1 million from our Peru operations. These increases were partially offset by $0.6 million of lower revenues related to Hurricanes Irma and Maria, which included impacts of $0.4 million, $0.1 million and $0.1 million at our St. Maarten, USVI and BVI plants, respectively. In addition to the hurricane impacts, revenues from our BVI plant decreased $0.4 million compared to the same period of 2016 primarily due to rate adjustments in connection with the August 4, 2017 contract amendment.

Quench revenues for the three months ended September 30, 2017 increased $0.7 million, or 4.7%, compared to the same period of 2016. Rental revenues increased $1.0 million, or 8.3%, compared to the same period of 2016, due to additional units placed under new leases in excess of unit attrition, and $0.3 million from acquisitions. The increase in rental revenue was partially offset by a decrease in other revenues of $0.3 million, or 12.5%, compared to the same period of 2016, due to a $0.8 million reduction in direct customer equipment sales, primarily related to a single large customer, offset in part by $0.4 million of Wellsys dealer equipment sale revenue and a $0.1 million increase in coffee sales.

As a result of the aforementioned BVI contract amendment, we expect revenues recognized from our BVI operations to be lower than the comparable periods in 2016 for the remainder of the year.

Cost of revenues, gross profit and gross margin

The following table presents the major components of cost of revenues, gross profit and gross margin for our two operating segments:

	Three Months Ended
	September 30,		Change
	2017	2016	Dollars	Percent
	(dollars in thousands)
Cost of Revenues:
Seven Seas Water	$7,904	$7,683	$221	2.9%
Quench	7,468	6,612	856	12.9%
Total cost of revenues	$15,372	$14,295	$1,077	7.5%
Gross Profit:
Seven Seas Water	$6,302	$6,196	$106	1.7%
Quench	8,219	8,367	(148)	(1.8)%
Total gross profit	$14,521	$14,563	$(42)	(0.3)%
Gross Margin:
Seven Seas Water	44.4%	44.6%
Quench	52.4%	55.9%
Total gross margin	48.6%	50.5%

Seven Seas Water gross margin for the three months ended September 30, 2017 remained relatively flat at 44.4% compared to 44.6% for the same period of 2016. The gross margin of 44.4% included a decline resulting from the aforementioned BVI contract amendment and an offsetting increase from better-than-expected performance in Peru during the current quarter.

Quench gross margin for the three months ended September 30, 2017 decreased 350 basis points to 52.4% from 55.9% for the same period of 2016. The decrease was primarily due to (i) increased costs for service personnel and rental depreciation related to growth in the rental installed base, and (ii) a decline in other gross margin related to decreases in higher-margin direct customer equipment sales, and growth of lower-margin businesses, including coffee and Wellsys dealer equipment sales.

Selling, general and administrative expenses

The following table presents SG&A expenses for our two operating segments and expenditures classified as Corporate and Other:

	Three Months Ended
	September 30,		Change
	2017	2016	Dollars	Percent
	(dollars in thousands)
Selling, General and Administrative Expenses:
Seven Seas Water	$6,607	$4,962	$1,645	33.2%
Quench	9,828	9,602	226	2.4%
Corporate and Other	1,299	548	751	137.0%
Total selling, general and administrative expenses	$17,734	$15,112	$2,622	17.4%

Total SG&A expenses for the three months ended September 30, 2017 increased $2.6 million, or 17.4%, compared to the same period of 2016.

Seven Seas Water SG&A expenses for the three months ended September 30, 2017 increased $1.6 million, or 33.2%, compared to the same period of 2016. The increase was mainly due to a $1.8 million increase in share-based compensation resulting from the equity award grants following our initial public offering (“IPO”) in the fourth quarter of

2016 (the “IPO Grant”) and $0.3 million higher acquisition-related expenses in the third quarter of 2017, partially offset by a $0.3 million decrease in compensation and benefits mainly due to elevated discretionary compensation expense in the same period of 2016. Seven Seas Water SG&A expenses as a percentage of revenue were 46.5% for the three months ended September 30, 2017, compared to 35.8% for the same period of 2016, which was mainly due to the increase in share-based compensation expense as discussed above.

Quench SG&A expenses for the three months ended September 30, 2017 increased $0.2 million, or 2.4%, compared to the same period of 2016. The increase was mainly due to a $0.7 million increase in share-based compensation resulting from the IPO Grant, a $0.3 million increase in amortization expense of deferred lease costs related to the increased costs of units placed on lease and $0.1 million of acquisition-related expenses during the third quarter of 2017.  These increases were partially offset by $0.8 million lower expenses related to the implementation of a new software-as-a-service (“SAAS”) based enterprise resource planning (“ERP”) system and a $0.3 million decrease in depreciation expense related to the acceleration of depreciation in the prior year on an existing ERP system. Quench SG&A expenses as a percentage of revenue were 62.7% for the three months ended September 30, 2017, compared to 64.1% for the same period of 2016.

Corporate and Other SG&A expenses for the three months ended September 30, 2017 increased $0.8 million compared to the same period of 2016. The increase was mainly due to a $0.5 million increase in insurance and professional fees, including elevated legal, audit and consulting and advisory costs, since becoming a public company in October of 2016 and in connection with Sarbanes-Oxley Act implementation efforts, and the adoption of the new revenue and lease accounting guidance. In addition, share-based compensation increased $0.2 million from incremental equity awards granted to certain members of our board of directors in late 2016 and early 2017.

Other expense

	Three Months Ended
	September 30,		Change
	2017	2016	Dollars	Percent
	(dollars in thousands)
Interest expense, net	$(2,055)	$(2,802)	$747	(26.7)%
Other expense, net	(1,453)	(86)	(1,367)	1,589.5%
Total other expense	$(3,508)	$(2,888)	$(620)	21.5%

Interest expense, net for the three months ended September  30, 2017 decreased $0.7 million compared to the same period of 2016.  The increase was mainly due to $0.9 million of interest income earned on the payments we received on the design and construction contract acquired in the Peru Acquisition and a $0.2 million increase in interest income earned on higher cash balances, partially offset by a $0.3 million increase in interest expense primarily due to increased borrowings in connection with the $150 million senior secured credit agreement entered into on August 4, 2017 (the “Corporate Credit Agreement”).

Other expense for the three months ended September 30, 2017 increased $1.4 million compared to the same period of 2016. The increase was mainly due to $1.4 million of loss on debt extinguishment recorded from the early extinguishment of the debt in Trinidad, USVI, Curaçao and Quench that was replaced with the Corporate Credit Agreement.

Income tax expense

	Three Months Ended
	September 30,		Change in
	2017	2016	Dollars
	(dollars in thousands)
Income tax expense	$846	$1,275	$(429)
Effective tax rate	(12.6)%	(37.1)%

We operate through multiple legal entities in a variety of domestic and international jurisdictions, some of which do not impose an income tax. Within these jurisdictions, our operations generate a mix of income and losses, which cannot be offset when calculating income tax expense or benefit for each legal entity. Income tax benefits are not recorded for losses generated in jurisdictions where either the jurisdictions do not impose an income tax or we do not believe it is more likely than not that we will realize the benefit of such losses. In general, the provision for income taxes for the three months ended September 30, 2017 and 2016 was calculated using an estimated annual effective tax rate excluding jurisdictions with no income tax and entities which anticipate a current year loss for which no tax benefit can be taken. For legal entities that expect marginal profitability for the year and have permanent differences that result in significant variations in the estimated annual effective tax rate, we have calculated the income tax provision based on the actual effective tax rate for the year-to-date period as this is the best estimate for the reporting period.

For the three months ended September 30, 2017, we incurred a consolidated pre-tax loss of $6.7 million, which was composed of: (i) an aggregate of $8.4 million of pre-tax losses in jurisdictions which either do not impose an income tax or we do not believe it is more likely than not that we will realize the benefit of such losses and (ii) an aggregate of $1.7 million of pre-tax income in taxable jurisdictions. For the three months ended September 30, 2016, we incurred a consolidated pre-tax loss of $3.4 million, which was composed of: (i) an aggregate of $5.2 million of pre-tax losses in jurisdictions which either do not impose an income tax or we do not believe it is more likely than not that we will realize the benefit of such losses and (ii) an aggregate of $1.8 million of pre-tax income in taxable jurisdictions.

Income tax expense for the three months ended September 30, 2017 and 2016 was $0.8 million and $1.3 million, respectively. The decrease was mainly due to a discrete adjustment of $0.6 million recorded during the three months ended September 30, 2016 related to a change in the estimated income tax benefit expected to be received in a taxable international jurisdiction. This decrease was partially offset by taxable income generated by our Peru operations, which were acquired in October 2016.

Cash paid for income taxes was $0.5 million and  $0.1 million during the three months ended September 30, 2017 and 2016, respectively.

Comparison of Nine Months Ended September 30, 2017 and 2016

Revenues

The following table presents revenue for each of our two operating segments:

	Nine Months Ended
	September 30,		Change
	2017	2016	Dollars	Percent
	(dollars in thousands)
Revenues:
Seven Seas Water	$43,238	$40,951	$2,287	5.6%
Quench	45,556	43,300	2,256	5.2%
Total revenues	$88,794	$84,251	$4,543	5.4%

Our total revenues of $88.8 million for the nine months ended September 30, 2017 increased $4.5 million, or 5.4%, compared to the same period of 2016.

Seven Seas Water revenues for the nine months ended September 30, 2017 increased $2.3 million, or 5.6%, compared to the same period of 2016.  This was mainly due to the inclusion of incremental revenues of $2.8 million from our Peru operations, which were acquired in October of 2016, and a $1.2 million increase in revenues compared to the same period of 2016 at our Trinidad plant due to an increase in volume of water delivered to our customer resulting from a plant expansion completed in 2016, net of a reduction in the average per unit price charged due to a lower rate being charged for incremental water delivered in excess of certain thresholds. These increases were partially offset by a  $0.6 million of lower revenues related to Hurricanes Irma and Maria, which included impacts of $0.4 million, $0.1 million and $0.1 million at our St. Maarten, USVI and BVI plants, respectively. In addition to the hurricane impacts, revenues from our BVI plant decreased $1.2 million due to rate adjustments in connection with the aforementioned contract amendment.

Quench revenues for the nine months ended September 30, 2017 increased $2.3 million, or 5.2%, compared to the same period of 2016. Rental revenues increased $3.1 million, or 8.5%, compared to the same period of 2016, due to additional units placed under new leases in excess of unit attrition, and $0.3 million from acquisitions. The increase in rental revenue was partially offset by a decrease in other revenues of $0.8 million, or 11.6%, due to a $1.4 million reduction in direct customer equipment sales, primarily related to a single large customer, offset in part by $0.4 million of Wellsys dealer equipment sale revenue and a $0.2 million increase in coffee sales.

As a result of the aforementioned BVI contract amendment, we expect revenues recognized from our BVI operations to be lower than the comparable periods in 2016 for the remainder of the year.

Cost of revenues, gross profit and gross margin

The following table presents the major components of cost of revenues, gross profit and gross margin for our two operating segments:

	Nine Months Ended
	September 30,		Change
	2017	2016	Dollars	Percent
	(dollars in thousands)
Cost of Revenues:
Seven Seas Water	$25,903	$22,976	$2,927	12.7%
Quench	21,200	19,852	1,348	6.8%
Total cost of revenues	$47,103	$42,828	$4,275	10.0%
Gross Profit:
Seven Seas Water	$17,335	$17,975	$(640)	(3.6)%
Quench	24,356	23,448	908	3.9%
Total gross profit	$41,691	$41,423	$268	0.6%
Gross Margin:
Seven Seas Water	40.1%	43.9%
Quench	53.5%	54.2%
Total gross margin	47.0%	49.2%

Seven Seas Water gross margin for the nine months ended September 30, 2017 decreased 380 basis points to 40.1%  from 43.9% for the same period of 2016. The decrease was mainly due to: (i) the reduction in gross margins for our BVI operations from the aforementioned contract amendment, and (ii) the inclusion of our Peru operations, which negatively impacted gross margin due to the lower margin profile of the operating and maintenance contract included in our operating results and elevated repairs and maintenance expense during 2017, part of which was planned as part of our post-acquisition integration and part of which was due to adverse weather conditions in Peru earlier in the year. As a result of the aforementioned BVI contract amendment and the inclusion of the O&M contract for our Peru operations, we expect gross margins for our Seven Seas Water segment to be lower than the comparable periods in 2016 for the remainder of the year.

Quench gross margin for the nine months ended September 30, 2017 decreased 70 basis points to 53.5%  from 54.2% for the same period of 2016. The decrease was primarily due to (i) a decline in other gross margin related to decreases in higher-margin direct customer equipment sales, and growth of lower-margin businesses, including coffee and Wellsys dealer equipment sales, and (ii) increased costs for service personnel and rental depreciation related to growth in the rental installed base.  We expect Quench gross margin to decline slightly on a total year basis as compared to the prior year as a result of lower gross margins for other revenues, primarily due to the growth of lower-margin businesses, including the increasing contribution from Wellsys dealer equipment sales.

Selling, general and administrative expenses

The following table presents the components of selling, general and administrative expenses (SG&A) for our two operating segments:

	Nine Months Ended
	September 30,		Change
	2017	2016	Dollars	Percent
	(dollars in thousands)
Selling, General and Administrative Expenses:
Seven Seas Water	$18,692	$14,003	$4,689	33.5%
Quench	28,988	27,718	1,270	4.6%
Corporate and Other	3,284	1,543	1,741	112.8%
Total selling, general and administrative expenses	$50,964	$43,264	$7,700	17.8%

Total SG&A expenses for the nine months ended September 30, 2017 increased $7.7 million, or 17.8%, compared to the same period of 2016.

Seven Seas Water SG&A expenses for the nine months ended September 30, 2017 increased $4.7 million, or 33.5%, compared to the same period of 2016. The increase was mainly due to a $5.0 million increase in share-based compensation primarily resulting from the IPO Grant, partially offset by $0.3 million lower third-party engineering services associated with business development activities. Seven Seas Water SG&A expenses as a percentage of revenue were 43.2% for the nine months ended September 30, 2017, compared to 34.2% for the same period of 2016, which was mainly due to the increase in share-based compensation expense as discussed above.

Quench SG&A expenses for the nine months ended September 30, 2017 increased $1.3 million, or 4.6%, compared to the same period of 2016. The increase was mainly due to a $1.9 million increase in share-based compensation resulting from the IPO Grant and a $0.8 million increase in amortization expense of deferred lease costs related to the increased costs of units placed on lease. These increases were partially offset by a $0.9 million decrease in depreciation expense related to the acceleration of depreciation in the prior year on an existing ERP system, $0.5 million lower compensation and benefits expense and a $0.3 million decrease in expense related to the implementation of a new SAAS-based ERP system.  Quench SG&A expenses as a percentage of revenue were 63.6% for the nine months ended September 30, 2017, compared to 64.0% for the same period of 2016.

Corporate and Other SG&A expenses for the nine months ended September 30, 2017 increased $1.7 million compared to the same period in 2016. The increase was mainly due to a $1.2 million increase in insurance and professional fees, including elevated legal, audit and consulting and advisory costs, since becoming a public company in October of 2016 and in connection with Sarbanes-Oxley Act implementation efforts, and the adoption of the new revenue and lease accounting guidance. In addition, share-based compensation increased $0.4 million from incremental equity awards granted to certain members of our board of directors in late 2016 and early 2017.

Other expense

	Nine Months Ended
	September 30,		Change
	2017	2016	Dollars	Percent
	(dollars in thousands)
Interest expense, net	$(5,574)	$(8,231)	$2,657	(32.3)%
Other expense, net	(1,728)	(221)	(1,507)	681.9%
Total other expense	$(7,302)	$(8,452)	$1,150	(13.6)%

Interest expense, net for the nine months ended September 30, 2017 decreased  $2.7 million compared to the same period of 2016. The decrease was mainly due to $2.7 million of interest income earned on the payments we received on the design and construction contract acquired in the Peru Acquisition and a $0.3 million increase in interest income earned on cash balances, partially offset by a $0.3 million increase in interest expense resulting from increased borrowings in connection with the Corporate Credit Agreement entered into on August 4, 2017 as well as our draw-downs on the Curaçao Credit Facility in March 2016 and on the non-revolving credit facility in Trinidad in May 2016.

Other expense for the nine months ended September 30, 2017 increased $1.5 million compared to the same period in 2016 mainly due to $1.4 million of loss on debt extinguishment recorded from the early extinguishment of the debt in Trinidad, USVI, Curaçao and Quench that was replaced with the Corporate Credit Agreement.

Income tax expense

	Nine Months Ended
	September 30,		Change in
	2017	2016	Dollars
	(dollars in thousands)
Income tax expense	$2,645	$2,633	$12
Effective tax rate	(16.0)%	(25.6)%

We operate through multiple legal entities in a variety of domestic and international jurisdictions, some of which do not impose an income tax. Within these jurisdictions, our operations generate a mix of income and losses, which cannot be offset when calculating income tax expense or benefit for each legal entity. Income tax benefits are not recorded for losses generated in jurisdictions where either the jurisdictions do not impose an income tax or we do not believe it is more likely than not that we will realize the benefit of such losses. In general, the provision for income taxes for the nine months ended September 30, 2017 and 2016 was calculated using an estimated annual effective tax rate excluding jurisdictions with no income tax and entities which anticipate a current year loss for which no tax benefit can be taken. For legal entities that expect marginal profitability for the year and have permanent differences that result in significant variations in the estimated annual effective tax rate, we have calculated the income tax provision based on the actual effective tax rate for the year-to-date period as this is the best estimate for the reporting period.

For the nine months ended September 30, 2017, we incurred a consolidated pre-tax loss of $16.6 million, which was composed of: (i) an aggregate of $20.8 million of pre-tax losses in jurisdictions which either do not impose an income tax or we do not believe it is more likely than not that we will realize the benefit of such losses and (ii) an aggregate of $4.2 million of pre-tax income in taxable jurisdictions. For the nine months ended September 30, 2016, we incurred a consolidated pre-tax loss of $10.3 million, which was composed of: (i) an aggregate of $15.6 million of pre-tax losses in jurisdictions which either do not impose an income tax or we do not believe it is more likely than not that we will realize the benefit of such losses and (ii) an aggregate of $5.3 million of pre-tax income in taxable jurisdictions.

Income tax expense for the nine months ended September 30, 2017 and 2016 was $2.6 million and $2.6 million, respectively. Income tax expense for the nine months ended September 30, 2017 included (i) expense related to taxable income generated by our Peru operations, which were acquired in October 2016, (ii) expense for the correction of an immaterial prior period error related to a change in the income tax rate in a foreign jurisdiction and (iii) expense recorded from the recognition of a deferred tax liability that was not classified as a source of future taxable income available to offset a net operating loss in a jurisdiction where we do not believe it is more likely than not that we will realize the benefit of such losses. Excluding these increases, income tax expense for the nine months ended September 30, 2017 decreased compared to the same period in 2016 primarily due to a decrease in pretax book income for certain taxable jurisdictions compared to the same period in 2016 and additional income tax expense recorded during nine months ended September 30, 2016 for a change in an estimated income tax benefit previously recorded in a foreign jurisdiction.

Cash paid for income taxes was $1.1 million and $0.1 million during the nine months ended September 30, 2017 and 2016, respectively. The increase was mainly due to tax payments in Peru.

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

Adjusted EBITDA, a non‑GAAP financial measure, is defined as earnings (loss) before net interest expense, income taxes, depreciation and amortization as well as adjusting for the following items: share‑based compensation expense, gain or loss on disposal of assets, acquisition‑related expenses, goodwill impairment charges, changes in deferred revenue related to our bulk water business, ERP system implementation charges for a SAAS solution, initial public offering costs, gains (losses) on extinguishment of debt, IPO triggered compensation, gains on bargain purchases and certain adjustments recorded in connection with purchase accounting for acquisitions. Adjusted EBITDA should not be considered a measure of financial performance under GAAP. Management believes that the use of Adjusted EBITDA, which is used by management as a key metric to assess performance, provides consistency and comparability with our past financial performance, and facilitates period‑to‑period comparisons of operations. Management believes that it is useful to exclude certain charges, such as depreciation and amortization, and non‑core operational charges, from Adjusted EBITDA because (1) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and (2) such expenses can vary significantly between periods. Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•	Adjusted EBITDA does not reflect net interest expense, which represents a reduction in cash available to us;
•	Adjusted EBITDA does not reflect income tax expenses that may represent a reduction in cash available to us;
•	Adjusted EBITDA does not reflect acquisition‑related expenses, which represents a reduction in cash available to us;
•	Adjusted EBITDA does not reflect the implementation expenses incurred for a SAAS‑based ERP system, which represents a reduction in cash available to us;
•	Adjusted EBITDA includes an adjustment for non‑cash impairment charge, which will not impact working capital;
•	Adjusted EBITDA includes an adjustment for changes in deferred revenue related to our bulk water business to reflect cash received from operations;
•	Adjusted EBITDA does not reflect initial public offering costs, which represent a reduction in cash available to us;
•	Adjusted EBITDA does not reflect gains (losses) on the extinguishment of debt that may represent a reduction or addition in cash available to us;
•	Adjusted EBITDA does not reflect IPO triggered compensation, which represents a reduction in cash available to us;
•	Adjusted EBITDA includes an adjustment for non‑cash bargain purchase gain, which will not impact working capital;

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

Reconciliation of Non‑GAAP Financial Data

A reconciliation of our GAAP net loss to Adjusted EBITDA for the periods presented is shown below:

	Three Months Ended September 30, 2017
	Seven Seas		Corporate
	Water	Quench	& Other	Total
	(in thousands)
Net loss	$(2,859)	$(3,024)	$(1,684)	$(7,567)
Depreciation and amortization	4,278	3,856	—	8,134
Interest expense, net	880	790	385	2,055
Income tax expense	790	56	—	846
Share-based compensation expense	2,048	855	239	3,142
Loss (gain) on disposal of assets	(22)	264	—	242
Acquisition-related expenses	738	139	—	877
Changes in deferred revenue related to our bulk water business	210	—	—	210
ERP implementation charges for a SAAS solution	—	373	—	373
Loss on debt extinguishment	820	569	—	1,389
Adjusted EBITDA	$6,883	$3,878	$(1,060)	$9,701

Adjusted EBITDA Margin	48.5%	24.7%	—%	32.5%

	Three Months Ended September 30, 2016
	Seven Seas		Corporate
	Water	Quench	& Other	Total
	(in thousands)
Net loss	$(1,937)	$(2,262)	$(513)	$(4,712)
Depreciation and amortization	4,183	3,519	—	7,702
Interest expense (income), net	1,806	1,027	(31)	2,802
Income tax expense	1,275	—	—	1,275
Share-based compensation expense	178	199	11	388
Loss on disposal of assets	6	410	—	416
Acquisition-related expenses	438	—	—	438
Changes in deferred revenue related to our bulk water business	285	—	—	285
ERP implementation charges for a SAAS solution	—	1,129	—	1,129
Adjusted EBITDA	$6,234	$4,022	$(533)	$9,723

Adjusted EBITDA Margin	44.9%	26.9%	—%	33.7%

	Nine Months Ended September 30, 2017
	Seven Seas		Corporate
	Water	Quench	& Other	Total
	(in thousands)
Net loss	$(7,920)	$(8,248)	$(3,052)	$(19,220)
Depreciation and amortization	12,771	11,060	—	23,831
Interest expense (income), net	2,980	2,826	(232)	5,574
Income tax expense	2,424	221	—	2,645
Share-based compensation expense	6,084	2,528	440	9,052
Loss (gain) on disposal of assets	(22)	906	—	884
Acquisition-related expenses	801	139	—	940
Changes in deferred revenue related to our bulk water business	697	—	—	697
ERP implementation charges for a SAAS solution	—	1,820	—	1,820
Loss on debt extinguishment	820	569	—	1,389
Adjusted EBITDA	$18,635	$11,821	$(2,844)	$27,612

Adjusted EBITDA Margin	43.1%	25.9%	—%	31.1%

	Nine Months Ended September 30, 2016
	Seven Seas		Corporate
	Water	Quench	& Other	Total
	(in thousands)
Net loss	$(4,089)	$(7,335)	$(1,502)	$(12,926)
Depreciation and amortization	12,271	10,192	—	22,463
Interest expense (income), net	5,197	3,065	(31)	8,231
Income tax expense	2,633	—	—	2,633
Share-based compensation expense	843	601	11	1,455
Loss on disposal of assets	6	933	—	939
Acquisition-related expenses	935	—	—	935
Initial public offering costs	—	—	367	367
Changes in deferred revenue related to our bulk water business	855	—	—	855
ERP implementation charges for a SAAS solution	—	2,109	—	2,109
Adjusted EBITDA	$18,651	$9,565	$(1,155)	$27,061

Adjusted EBITDA Margin	45.5%	22.1%	—%	32.1%

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

Cash collected on the design and construction contract acquired in the Peru Acquisition, which includes both principal and interest, is shown below.

	Three Months Ended September 30, 2017
	Seven Seas		Corporate
	Water	Quench	& Other	Total
	(in thousands)
Cash collected on design and construction contract	$2,025	$—	$—	$2,025

Three Months Ended September 30, 2016
	Seven Seas		Corporate
	Water	Quench	& Other	Total
(in thousands)
Cash collected on design and construction contract	$—	$—	$—	$—

	Nine Months Ended September 30, 2017
	Seven Seas		Corporate
	Water	Quench	& Other	Total
	(in thousands)
Cash collected on design and construction contract	$6,078	$—	$—	$6,078

Nine Months Ended September 30, 2016
	Seven Seas		Corporate
	Water	Quench	& Other	Total
(in thousands)
Cash collected on design and construction contract	$—	$—	$—	$—

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

	Three Months Ended September 30, 2017
	Seven Seas		Corporate
	Water	Quench	& Other	Total
	(in thousands)
Adjusted EBITDA plus cash collected on design and construction contract	$8,908	$3,878	$(1,060)	$11,726

	Three Months Ended September 30, 2016
	Seven Seas		Corporate
	Water	Quench	& Other	Total
	(in thousands)
Adjusted EBITDA plus cash collected on design and construction contract	$6,234	$4,022	$(533)	$9,723

	Nine Months Ended September 30, 2017
	Seven Seas		Corporate
	Water	Quench	& Other	Total
	(in thousands)
Adjusted EBITDA plus cash collected on design and construction contract	$24,713	$11,821	$(2,844)	$33,690

	Nine Months Ended September 30, 2016
	Seven Seas		Corporate
	Water	Quench	& Other	Total
	(in thousands)
Adjusted EBITDA plus cash collected on design and construction contract	$18,651	$9,565	$(1,155)	$27,061

Liquidity and Capital Resources

Overview

As of September 30, 2017 and December 31, 2016, our principal sources of liquidity on a consolidated basis were cash and cash equivalents of $118.1 million and $95.3 million, respectively (excluding restricted cash), which were held for working capital, investment and general corporate purposes. In addition, as of September 30, 2017 and December 31, 2016, we had an aggregate of $4.3 million and $6.1 million, respectively, of restricted cash related to debt service reserve funds for certain of our borrowings and performance security funds for a vendor agreement. Our working capital as of September 30, 2017 was $127.5 million as compared to $75.9 million as of December 31, 2016.

As more fully described in the “Debt Refinancing” section below, on August  4, 2017, we entered into a new $150.0 million credit agreement with a lender in order to refinance a majority of our then existing debt.

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

Subsidiary Distribution Policy

A significant portion of our cash flow is provided by operations from our principal operating subsidiaries and borrowings made at the corporate level.

With respect to our Seven Seas Water segment, our distribution policy is to maximize cash distributions through the repayment of intercompany loans and payables from our international operating subsidiaries, unless redeployed for further growth opportunities in the same jurisdiction, to our non-U.S. intermediate holding companies for redeployment in the manner intended to optimize our return on invested capital.  However, one of our subsidiaries, as of September 30, 2017, has a loan agreement that restricts distributions to related parties in the event certain financial or nonfinancial covenants are not met, which could reduce our ability to redeploy cash. Distributions are typically in the form of principal and interest payments on intercompany loans, repayment of intercompany advances or other intercompany arrangements, including billings from our Tampa operations center, and dividends. When considering the amount and timing of such distributions, our Seven Seas Water operating subsidiaries must maintain sufficient funds for future capital investment, debt service and general working capital purposes.

With respect to our Quench operating segment, our current intent is for Quench to retain cash for working capital, investment for future growth within the segment and future debt repayment.

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

Cash Flows

The following table summarizes our cash flows for the periods:

	Nine Months Ended
	September 30,
	2017	2016
	(in thousands)
Cash provided by operating activities	$11,876	$11,891
Cash used in investing activities	(18,448)	(16,658)
Cash (used in) provided by financing activities	27,559	10,582
Effect of exchange rates on cash, cash equivalents and restricted cash	1	—
Net change in cash and cash equivalents	$20,988	$5,815

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

Cash provided by operations during the nine months ended September 30, 2017 and 2016 was $11.9 million and $11.9 million, respectively.

Investing Activities

Cash used in investing activities during the nine months ended September 30, 2017 and 2016 was $18.4 million and $16.7 million, respectively. For the nine months ended September 30, 2017 and 2016, there were $2.8 million and $7.7 million, respectively, of capital expenditures and long-term contract expenditures by Seven Seas Water for plant expansions and capacity upgrades. Quench capital expenditures to support existing operations were $9.1 million and  $8.9 million, respectively, for the nine months ended September 30, 2017 and 2016. In addition, the Company collected $3.4 million of principal during the nine months ended September 30, 2017 related to the design and construction contract acquired in our Peru Acquisition in October 2016 and used net cash of $9.7 million for acquisitions during the nine months ended September 30, 2017.

For the remainder of fiscal year 2017, we expect to invest approximately $5 million across our Seven Seas Water and Quench businesses in capital expenditures and long-term contract expenditures. We expect that these investments will be financed through existing cash, cash generated from operations and, as needed, incremental debt or equity financing.

Financing Activities

Cash used in financing activities during the nine months ended September 30, 2017 was $27.6 million, including $120.6 million of repayments of long-term debt and deferred financing fees, and $150.0 million of proceeds from borrowings. Both of these were driven by the debt refinancing which is discussed further in the “Debt Refinancing” section below. Cash provided by financing activities during the nine months ended September 30, 2016 was $10.6 million, including $23.7 million of proceeds from borrowings, which were partially offset by $11.9 million of scheduled repayments of long‑term debt and a $0.9 million of payments towards an acquisition contingent consideration.

Our long‑term debt is summarized in the table below and further described in the sections that follow. As of September 30, 2017 and December 31, 2016 and, long‑term debt included the following (in thousands):

	September 30,	December 31,
	2017	2016
Corporate Credit Agreement	$150,000	$—
BVI Loan Agreement	27,076	31,432
Vehicle financing	1,513	1,783
Trinidad Credit Agreement	—	24,071
USVI Credit Agreement	—	12,923
Quench Loan Agreement	—	40,000
Curaçao Credit Facility	—	35,000
Total face value of long-term debt	$178,589	$145,209

Face value of long-term debt, current	$6,063	$27,963
Less: Current portion of unamortized debt discounts and deferred financing fees	—	—
Current portion of long-term debt, net of debt discounts and deferred financing fees	$6,063	$27,963

Face value of long-term debt, non-current	$172,526	$117,246
Less: Non-current portion of unamortized debt discounts and deferred financing fees	(3,543)	(1,493)
Long-term debt, net of debt discounts and deferred financing fees	$168,983	$115,753

Corporate Credit Agreement

On August 4, 2017, AquaVenture Holdings Limited, AquaVenture Holdings Peru S.A.C., an indirect wholly-owned subsidiary of the Company, and Quench USA, Inc., a wholly-owned subsidiary of the Company, (collectively the “Borrowers”) entered into a $150.0 million senior secured credit agreement (the “Corporate Credit Agreement”) with a bank. The Corporate Credit Agreement is non-amortizing, matures in August 2021 and bears interest at LIBOR plus 6.00% with a LIBOR floor of 1%. Interest only payments are due quarterly with principal due in full upon maturity. As of September 30, 2017, the weighted‑average interest rate was 7.3%.

The Corporate Credit Agreement is guaranteed by AquaVenture Holdings Limited along with certain subsidiaries and contains financial and nonfinancial covenants. The financial covenants include minimum interest coverage ratio and maximum leverage ratio requirements as defined in the Corporate Credit Agreement, and are calculated using consolidated financial information of AquaVenture Holdings Limited excluding the results of AquaVenture (BVI) Holdings Limited and its subsidiary Seven Seas Water (BVI) Limited. In addition, the Corporate Credit Agreement contains customary negative covenants limiting, among other things, indebtedness, investments, liens, dispositions of assets, restricted payments (including dividends), transactions with affiliates, prepayments of indebtedness, capital expenditures, changes in nature of business and amendments to documents. We were in compliance with,  or received waivers for breaches of,  all such covenants as of September 30, 2017.

We may prepay in whole or in part, the outstanding principal and accrued unpaid interest under the Corporate Credit Agreement. A prepayment fee is due upon repayment if it occurs prior to August 4, 2018. The Corporate Credit Agreement is collateralized by certain of the assets of the Borrowers and stated guarantors.

Debt Refinancing

On August 4, 2017, the Company utilized approximately $100 million of the proceeds from the Corporate Credit Agreement to repay in full the outstanding principal on the following debt obligations:

•

An Amended and Restated Credit Agreement, dated April 18, 2016 (as amended, restated, or modified or supplemented from time to time), between a bank and Seven Seas Water (Trinidad) Unlimited, an indirect wholly-owned subsidiary of the Company (“Trinidad Credit Agreement”);

•

A Credit Agreement, dated March 27, 2013 (as amended, restated, amended and restated, or modified or supplemented from time to time), among two banks and Seven Seas Water (USVI), an indirect wholly-owned subsidiary of the Company (“USVI Credit Agreement”);

•

A Loan and Security agreement, dated October 7, 2011 (as amended, restated, amended and restated, or modified or supplemented from time to time), between a lender and Quench USA, Inc. (“Quench Loan Agreement”); and

•

A Credit Agreement, dated June 18, 2015 (as amended, restated, amended and restated, or modified or supplemented from time to time), among a bank, the Company, Aqua Venture Holdings Curaçao N.V., a wholly-owned subsidiary of the Company, Seven Seas Water Corporation, a wholly-owned subsidiary of the Company and AquaVenture Capital Limited, an indirect wholly-owned subsidiary of the Company (“Curaçao Credit Facility”).

BVI Loan Agreement

In connection with our acquisition of the capital stock of Biwater (BVI) Holdings Limited in June 2015, we inherited the $43.0 million credit facility of its subsidiary, Seven Seas Water (BVI) Ltd. arranged by a bank (the “BVI Loan Agreement”). The BVI Loan Agreement closed on November 14, 2013 and was arranged to finance the construction of the 2.8 million GPD desalination facility at Paraquita Bay in Tortola, BVI and other contractual obligations. The BVI Loan Agreement is project financing with recourse only to the stock, assets and cash flow of Seven Seas Water (BVI) Ltd. The BVI Loan Agreement is guaranteed by the United Kingdom Export Finance but not by AquaVenture Holdings Limited or any of its other subsidiaries. As of the acquisition date of June 11, 2015, $40.8 million remained outstanding. In addition, approximately $820 thousand remained available for draw through October 2016. The BVI Loan Agreement was amended on May 7, 2014 and June 11, 2015 to reflect extensions in milestone dates and our acquisition of Seven Seas Water (BVI) Ltd and on August 4, 2017 to extend the amortization and reduce the spread applied to LIBOR. The BVI Loan Agreement is collateralized by all shares and underlying assets of Seven Seas Water (BVI) Ltd.

Prior to the amendment on August 4, 2017, the BVI Loan Agreement provided for interest on the outstanding borrowings at LIBOR plus 3.5% per annum and interest was paid quarterly. The loan principal is repayable quarterly beginning in March 31, 2015 in 26 quarterly installments that escalate over the term of the loan.  As of September 30, 2017, the weighted‑average interest rate was 4.3%.

On August 4, 2017, Seven Seas Water (BVI) Ltd. amended the BVI Loan Agreement to extend the amortization to May 2022 and reduce the spread applied to the LIBOR base rate used in the calculation of interest by 50 basis points to LIBOR plus 3.0% per annum. The United Kingdom Export Finance also extended its participation in the project to match the extended term of the amended BVI Loan Agreement. All other material terms of the original loan agreement remained unchanged.

The BVI Loan Agreement includes both financial and nonfinancial covenants, limits the amount of additional indebtedness that Seven Seas Water (BVI) Ltd. can incur and places annual limits on capital expenditures for this subsidiary. The BVI Loan Agreement also places restrictions on distributions made by Seven Seas Water (BVI) Ltd. which is only permitted to make distributions to shareholders and affiliates of AquaVenture Holdings Limited if specified debt service coverage and loan life coverage ratios are met and it is in compliance with all loan covenants. The BVI Loan Agreement contains a number of negative covenants restricting, among other things, indebtedness, investments, liens, dispositions of assets, restricted payments (including dividends), mergers and acquisitions, accounting changes, transactions with affiliates, prepayments of indebtedness, capital expenditures, changes in nature of business and joint ventures. In addition, Seven Seas Water (BVI) Ltd is subject to quarterly financial covenant compliance, including minimum debt service and loan life coverage ratios, and must maintain a minimum debt service reserve fund with the bank. Seven Seas Water (BVI) Ltd. was in compliance with,  or received waivers for breaches of, all such covenants as of September 30, 2017.

Seven Seas Water (BVI) Ltd. may prepay the principal amounts of the loans prior to the maturity date, in whole or in part.

Other Debt

We finance our vehicles primarily under three‑year terms with interest rates per annum ranging from 2.7% to 4.5%.

Contractual Obligations and Other Commitments

 The following table summarizes our contractual obligations and other commitments as of September 30, 2017:

	Payments Due by Period
	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 Years	Total
Contractual Obligations and Other Commitments:
Long-term debt at face value	$6,124	$18,206	$154,259	$—	$178,589
Interest on long-term debt(1)	12,040	23,310	5,882	—	41,232
	$18,164	$41,516	$160,141	$—	$219,821

(1)

We calculated interest on long‑term debt based on payment terms that existed at September 30, 2017. Weighted-average interest rates used are as follows: (i) Corporate Credit Agreement – 7.3%; (ii) BVI Loan Agreement – 4.3%; and (iii) vehicle financing – 3.6%

The contractual obligations and other commitments noted above were significantly changed since our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 principally as a result of the repayment on some of our Debt Refinancing. On August 4, 2017, we amended the BVI Loan Agreement, entered into the Corporate Credit Agreement and utilized some of the proceeds from the Corporate Credit Agreement to repay in full the outstanding principal on some of our other then existing debt obligations. Please refer to Note 8—“Commitments and Contingencies” to the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

There have been no other material changes during the nine months ended September 30, 2017 to our other contractual obligations previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. For a complete discussion of our contractual obligations, please refer to our “Management’s discussion and analysis of financial condition and results of operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Off‑Balance Sheet Arrangements

At September 30, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off‑balance sheet arrangements or other contractually narrow or limited purposes.

Other Matters

During the nine months ended September 30, 2017, we made certain adjustments to the purchase price allocation for certain liabilities, including tax, that existed prior to October 31, 2016. We believe the liabilities are fully indemnified pursuant to the purchase and sale agreement for the Peru Acquisition. As a result, we recorded an accrued liability in the amount of $0.9 million and a corresponding indemnification receivable in the amount of $0.9 million, as of September 30, 2017. As a result of the indemnification, the Company does not anticipate any material effect to our operating results, liquidity or financial condition.

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

Interest Rate Risk

We had cash and cash equivalents totaling $118.1 million as of September 30, 2017. This amount was invested primarily in demand deposits with domestic and international banks, money market accounts, and U.S. Treasury bills. The cash and cash equivalents are held for investment and working capital purposes. Our cash deposits are maintained for capital preservation purposes. We do not enter into investments for trading or speculative purposes. As of September 30, 2017, we have variable rate loans outstanding of $177.1 million that adjust with interest rate movements in LIBOR or the lending bank's prime lending rate except when interest rate floors apply. Accordingly, we are subject to interest rate risk to the extent that LIBOR or the lending bank's prime lending rate changes. A hypothetical 100 bps increase in our interest rates in effect at September 30, 2017 would have a $1.7 million increase to our interest expense on an annualized basis. A hypothetical 100 bps decrease in our interest rates in effect at September 30, 2017 would have a $0.6 million decrease to our interest expense on an annualized basis.

Foreign Exchange Risk

The U.S. dollar is our functional currency and, for the nine months ended September 30, 2017, less than 3% of our consolidated revenues were denominated or paid in a foreign currency. We utilize these payments, in large part, to help minimize our exposure to foreign exchange risk related to payment obligations we may incur in a local currency related to labor, construction, consumables or materials costs, or if our procurement orders are denominated in a currency other than U.S. dollars. If any of these local currencies change in value versus the U.S. dollar, our cost in U.S. dollars would change which could adversely affect our results of operations. We believe that our strategy to carefully manage the exposure to foreign currencies as well as ensure that a majority of our revenues are denominated in the U.S. dollar, helps reduce our overall exposure to foreign exchange risk.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2017.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have been reviewing our internal control over financial reporting in light of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and as we prepare for our first management report on internal control over financial reporting as of December 31, 2017. In connection with this review, we have made and will continue to make changes that enhance the effectiveness of our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on October 6, 2016 pursuant to Rule 424(b)(4) under the Securities Act. On June 1, 2017, we used $1.9 million of the proceeds to acquire substantially all of the assets of Pure Water Innovations, Inc. pursuant to an asset purchase agreement. On August 2, 2017, we used $0.8 million of the proceeds to acquire substantially all of the assets and assume certain liabilities of Quench Water Canada, Inc., pursuant to an asset purchase agreement.  On September 8, 2017 we used $6.9 million of the proceeds to acquire substantially all of the assets and assume certain liabilities of Wellsys USA Corporation pursuant to an asset purchase agreement.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)Exhibits:

The exhibits listed are filed, furnished or incorporated by reference as part of this report.

Exhibit Number	Description
2.1

Credit Agreement dated August 4, 2017 between AquaVenture Holdings Limited, AquaVenture Holdings Peru S.A.C., Quench USA, Inc and Deutsche Bank AG, London Branch (filed as Exhibit 1.1 to AquaVenture Holdings Limited’s Form 8-K filed on August 7, 2017 and incorporated herein by reference).

2.2

Amendment, Waiver and Consent Letter, dated August 4, 2017, between Seven Seas Water (BVI) Ltd. (f/k/a Biwater (BVI) Ltd.) and Barclays Bank PLC (filed as Exhibit 2.2 to AquaVenture Holdings Limited’s Quarterly Report on Form 10-Q filed on August 14, 2017 and incorporated herein by reference).

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

†     Filed herewith.

*  The certification furnished in Exhibits 32.1 hereto is deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AquaVenture Holdings Limited

Date: November 9, 2017	By:	/s/ LEE S. MULLER
Lee S. Muller
Chief Financial Officer (Principal Financial Officer)