Form 10-K
period 2017-12-31
AquaVenture Holdings Ltd
filed 2018-03-12
CIK 1422841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or and emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
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

The aggregate market value of ordinary shares held by non-affiliates of the registrant, based on the closing price of the registrant’s ordinary shares on June 30, 2017, as reported by the New York Stock Exchange on such date was approximately $181,283,223. For purposes of this determination, ordinary shares held by each officer and director and by each person who owns 10% or more of the registrant’s outstanding ordinary shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The total number of Ordinary Shares outstanding as of March 8, 2018 was 26,501,714.

Documents Incorporated By Reference

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2017. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.  Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K

AQUAVENTURE HOLDINGS LIMITED

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2017

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless otherwise specified, references in this report to the “Company”, “AquaVenture”, “we”, “us” and “our” refer to both AquaVenture Holdings LLC and its subsidiaries prior to our corporate reorganization effected immediately prior to our initial public offering and AquaVenture Holdings Limited and its subsidiaries following our corporate reorganization in 2016.

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

PART  I

Item 1. Business.

Our Company

Overview

AquaVenture Holdings Limited is a multinational provider of Water‑as‑a‑Service, or WAAS, solutions that provide our customers with a reliable and cost‑effective source of clean drinking and process water primarily under long‑term contracts that minimize capital investment by the customer. We believe our WAAS business model offers a differentiated value proposition that generates long‑term customer relationships, recurring revenue, predictable cash flow and attractive rates of return. We generate revenue from our operations in North America, the Caribbean and South America, and are pursuing expansion opportunities in North America, the Caribbean, South America, Africa and other select markets.

We deliver our WAAS solutions through two operating platforms: Seven Seas Water and Quench. Seven Seas Water is a multinational provider of desalination and wastewater treatment solutions, providing more than  8.5 billion gallons of potable, high purity industrial grade and ultra‑pure water (which is water that is treated to meet higher purity standards required for industrial, semiconductor, utility or pharmaceutical applications) per year to governmental, municipal, industrial and hospitality customers. Quench is a U.S.‑based provider of Point‑of‑Use, or POU, filtered water systems and related services to approximately 40,000 institutional and commercial customers, including more than half of the Fortune 500,  throughout the United States and in Canada.  For company-owned and billed rental units within our Quench business, our current typical initial contract term is three years with an automatic renewal provision, and our annual unit attrition rate, at December 31, 2017, was approximately 8%, implying an average rental period of more than 11 years. We define “annual unit attrition rate” as a ratio, the numerator of which is the total number of removals of company‑owned and billed rental units during the trailing 12‑month period, and the denominator of which is the average number of company‑owned and billed rental units during the same 12‑month period. Following an acquisition by our Quench business in 2017,  we also began selling branded and private-labeled POU water coolers and purification systems through more than 100 independent dealers in North America and other countries.

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

We believe that we are well positioned to capitalize on global growth opportunities driven by population growth, increasing urbanization and water scarcity, increasing focus on health and wellness, and the environmental impact of bottled water consumption. We believe our focus on delivering best‑in‑class service and efficiency to our customers will continue to lead to substantial new business, contract extensions and customer expansion opportunities. In addition, we also have a demonstrated track record of identifying, executing and integrating acquisitions, with Seven Seas Water and Quench having completed nineteen transactions from 2007 through 2017. We plan to continue to pursue acquisitions that will expand our geographic presence, broaden our service offerings and allow us to move into additional markets.

We are led by a talented management team with extensive industry experience, engineering knowledge, operational expertise and financial capabilities. Our team has a demonstrated record of execution, having built AquaVenture into a leader in the major markets we serve. Our Seven Seas Water team currently operates ten water treatment facilities and previously designed and operated more than 50 desalination plants with Ionics, Incorporated (a former NYSE‑traded water treatment technology company purchased by General Electric Co. in 2005). Our Quench team has grown Quench’s company‑owned and billed POU filtered water system installed base from approximately 11,300 units in 2009 to more than 96,000 units as of December 31, 2017 through organic growth and targeted acquisitions. As of December 31, 2017, we had 600 employees.

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

Seven Seas Water

Our Seven Seas Water business offers WAAS solutions by providing outsourced desalination and wastewater treatment services for governmental, municipal, industrial and hospitality customers. Our solutions utilize seawater reverse osmosis, or SWRO, and other purification technologies to produce potable and high purity industrial process water in high volumes for customers operating in regions with limited access to potable water. We either design, build and operate our desalination plants or acquire, refurbish and expand existing desalination plants. We assume responsibility for operating and maintaining the plants, including procuring all required equipment and supplies. In exchange, we typically enter into long‑term agreements to sell to our customers agreed‑upon quantities of water that meet specified quality standards for a contracted period, for which we are paid based on actual or minimum required unit consumption. We typically enter into contracts with a term of 10 to 20 years, except in situations in which emergency water is needed or we assume an existing contract from an existing operator. With this approach, our customers benefit from a highly reliable, long‑term clean water supply with predictable pricing, low customer capital investment and outsourced management of operations and maintenance.

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

We are a leading provider of water to the Caribbean market, where we are currently the primary supplier to the United States Virgin Islands, or USVI, St. Maarten and the British Virgin Islands, or the BVI. We also maintain significant plant operations in Trinidad, Curaçao and Peru. We currently operate ten water treatment facilities in the

Caribbean region and South America producing more than  8.5 billion gallons of purified water per year under long‑term contracts.

We expect to grow our Seven Seas Water business by expanding existing operations as customer demand increases and by selectively entering underserved markets through both new project development and acquisitions. We believe that there are a large number of medium‑scale desalination plants (which we define as plants with approximately 2 million gallons per day, or GPD, to 13 million GPD of output capacity) in operation globally that could benefit from our ownership and operating expertise. Leveraging our strength in the Caribbean market and our reputation for reliability, quality and operating efficiency, we are pursuing new opportunities in North America, the Caribbean, South America, Africa and other select markets.

Own, Operate and Maintain

Providing WAAS solutions to our customers is central to our operating model. We typically own, operate and maintain the desalination plants and sell water to our customers pursuant to long‑term contracts. We either design, build and operate our desalination plants or acquire, refurbish and expand existing desalination plants. We assume responsibility for operating and maintaining the plants, including procuring all required equipment and supplies. We typically design our desalination plants to exceed contractually required production capacity to ensure reliability, enable expansion to meet increased demand and to have more predictable lifecycle costs. In building our plants, we often use containerized units and modular skids with preconstructed components of the plant, which enables us to commission a plant and commence production more quickly. We also use standardized designs and equipment which help us operate and maintain our plants more efficiently and cost‑effectively and simplify spare parts management.

Under our WAAS business model, we manage the entire lifecycle of a desalination plant on an outsourced basis for our customers. Typically, a customer commits to purchase water at a fixed price per gallon, subject to adjustment based on a specified index, which meets agreed upon quality standards. Certain of our contracts require customers to purchase a minimum volume of water on a take‑or‑pay basis, and in some cases, we satisfy a customer’s water requirements by utilizing our plants as its exclusive water producer. Our water purchase agreements typically provide for initial terms of up to 20 years. However, customers may ask us to increase the capacity of plants or to build additional plants to satisfy increased demand for the reliable, high-quality water we produce.  In those cases where customers ask us to expand the capacity of the plants, we typically extend the term of the initial contract and reduce the unit cost that the customer pays. The facilities in our portfolio are both operated and maintained, as needed, by Seven Seas Water employees. To ensure we continue to provide reliable and high-quality water, while remaining efficient and cost-effective, we monitor the plants we operate, both remotely and on site.

For our water supply agreements where we build, own and operate, we generally have the right to decommission and remove our desalination plants upon the expiration or termination of the term of the water supply agreement. Certain of our water supply agreements, however, provide for the transfer of the plant to our customer either at the end of the term of the agreement, upon the termination of the agreement or upon exercise of contractual buyout rights.  The purchase prices payable upon exercise of the buyout rights are specified in the agreement and may be either fixed or variable based on factors set forth in the agreement. Our plants are generally built on property leased from the customer or its related parties pursuant to leases with terms that typically extend longer than the water purchase agreement, so that we may decommission and remove the plant.

 Our Desalination Plants

We currently operate ten water treatment facilities in the Caribbean and South America. Six exclusively provide water to the local government or government‑owned utility companies and four serve private customers.

		Contract	Design
		Expiration	Capacity
Location	Customer	Date	Million GPD
Trinidad: Point Fortin	WASA	2030	6.7
United States Virgin Islands:
St. Croix	VIWAPA	2033	3.7
St. Thomas	VIWAPA	2033	3.3
St. Croix	Limetree Bay Terminals, LLC	2021	0.7
Curaçao	Curaçao Refinery Utilities B.V.	2019	4.9
St. Maarten	Government of St. Maarten	2021	5.8
Bahamas	Clearview Enterprises Limited	2019	1.0
Turks and Caicos	Retail water sales	N/A	0.5
BVI: Paraquita Bay	The Government of the Virgin Islands	2030	2.8
Peru: Bayovar	Compañia Minera Miski Mayo S.R.L.	2037	2.7

Trinidad

We built and own and operate a desalination plant currently with a design capacity of 6.7 million GPD located at Point Fortin, Trinidad. Under the terms of the water sale agreement with the Water & Sewerage Authority of Trinidad and Tobago, which we refer to as the Trinidad Water Sale Agreement, we are required to provide a minimum supply of water each month equal to a certain percentage of the design capacity of the plant, and Water & Sewerage Authority of Trinidad and Tobago, or WASA, is required to purchase all of the water we produce each month up to a certain percentage of the design capacity of the plant. If production levels fall below agreed upon contractual minimums, then the water payment owed by WASA to us is reduced. On September 3, 2015, we entered into a fourth amendment to expand the existing desalination plant capacity by approximately 21% and extend the initial term of the agreement, which was set to expire in 2026, by 50 months. This expansion was completed in July 2016 and added 1.2 million GPD of capacity to the plant.

The Trinidad Water Sale Agreement may be terminated upon default. If WASA terminates the Agreement early or is in default, a penalty that is based on estimated future production of the plant will be imposed. Upon termination, we have 120 days to remove our equipment from the site.

Under the Trinidad Water Sale Agreement, WASA is obligated to provide the electricity needed to operate our plant at no charge to us. We are not responsible for loss of production arising from a disruption to our electrical supply or a change in the quality or quantity of feedwater.

We sublease the site where the Point Fortin plant is located from WASA, which leases the site from Petrotrin, a state‑owned oil company. The initial term of the lease expires in October 2022, and we have an option to renew for an additional five years.

United States Virgin Islands

We built and currently own and operate three principal desalination plants in the USVI with an aggregate design capacity of 7.7 million GPD.

We sell the water produced at our Richmond Generation Plant on St. Croix and our Randolph Harley Generation Plant on St. Thomas on an as‑demanded basis to the Water & Power Authority of United States Virgin Islands, or VIWAPA, pursuant to a series of water purchase agreements entered into with VIWAPA, which we refer to as the USVI Water Purchase Agreements, the current terms of which expire in 2033. Although the USVI Water Purchase Agreements do not specify a minimum consumption level, they stipulate that Seven Seas Water will be VIWAPA’s exclusive supplier. The current design capacity of our Richmond Generation Plant and the Randolph Harley Generation Plant are 3.7 million GPD and 3.3 million GPD, respectively. Under the USVI Water Purchase Agreements, VIWAPA is

obligated to provide the electricity needed to operate our plants at no charge to us, provided that our electrical consumption per thousand gallons of water produced does not exceed certain thresholds. If our electrical consumption exceeds such thresholds, we are required to reimburse VIWAPA at VIWAPA’s then current electricity production cost, subject to adjustment for feedwater quality. We lease the sites where these plants are located from VIWAPA. The leases terminate 180 days after the contract expiration dates to enable us to remove our equipment.

In addition, we built and currently own and operate a desalination plant with the design capacity of 700,000 GPD on St. Croix. We sell the water produced by this plant under a water sales agreement to support a storage terminal, refinery and marine facility owned by Limetree Bay Terminals, LLC. We sell the water produced at this plant on a take‑or‑pay basis. Pursuant to an amendment in July 2016, the term of the agreement with Limetree Bay Terminals, LLC was extended to December 2021.

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

British Virgin Islands

In June 2015, we purchased the capital stock of Biwater Holdings, a subsidiary of which owns and operates a desalination plant with the design capacity of 2.8 million GPD located on Tortola, BVI. We sell the water produced at this plant on a take‑or‑pay basis to the government of the BVI pursuant to a water purchase agreement, the current term of which expires in 2030. Under this water purchase agreement, our customer is obligated to provide the electricity needed to operate our plant at no charge to us. We lease the site where this plant is located. We are required to transfer ownership of the plant to the government of the BVI upon the expiration of the water purchase agreement and upon the termination of the agreement under certain other circumstances. On August 4, 2017, we entered into an amendment to the water purchase agreement with the government of the BVI to modify, effective January 1, 2017, certain contractual provisions related to the calculation of the water rate and the overall cash payment profile in exchange for other actions between us and the customer. All other terms of the original water purchase agreement remained unchanged.

Peru

In October 2016, we completed the acquisition of all the outstanding shares of Aguas de Bayovar S.A.C., or ADB, and all the rights and obligations under a design and construction contract for a desalination plant and related infrastructure located in Peru (the “Peru Acquisition”).  We sell both seawater and desalinated process water on a take-or-pay basis to Compañia Minera Miski Mayo S.R.L under an operating and maintenance agreement. Compañia Minera Miski Mayo S.R.L uses the water to operate its Bayovar phosphate mine, which is located in North Western Peru. The desalination plant and related infrastructure have the capacity to deliver more than 7.9 million GPD of seawater to the mine via a 24-mile pipeline and 2.7 million GPD of desalinated process water from a SWRO facility located at the mine site. The current term of the operating and maintenance agreement expires in 2037. The plant is constructed on property controlled by Compañia Minera Miski Mayo S.R.L, which owns the plant and related infrastructure. The rights to the design and construction contract include monthly installment payments for the construction of the desalination plant and related infrastructure, which are guaranteed by a former shareholder of our customer and continue until 2024. These payments are accounted for as a note receivable.

Other Plants

We own and operate a desalination plant with the design capacity of 1.0 million GPD on the Island of Great Exuma, The Bahamas. We acquired the facility in 2009 and refurbished it in 2013. We sell the water produced at this plant on a take‑or‑pay basis to Clearview Enterprises Limited, which is part of the Sandals Group. We also operate and maintain a wastewater treatment plant owned by Sandals Group at the same location. The current terms of these agreements expire in 2019. We lease the site where the desalination plant is located from our customer.

We own and operate two desalination plants with the design capacity of an aggregate of 500,000 GPD on Providenciales, Turks and Caicos Islands. We built one of these plants and acquired and refurbished the other. We sell the water produced at these plants to local customers and own the sites where these plants are located. We also operate and maintain a wastewater treatment plant owned at one of these locations.

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

Another target market is industrial customers that require clean water for an industrial purpose. Historically, prospective industrial customers generated their own water, but increasingly more industrial users have outsourced the production of water to focus on their core competencies.

For the year ended December 31, 2017, revenues earned from our customers in Trinidad and the BVI represented approximately 12% and 10%, respectively, of our total consolidated revenues.

Business Development

Our Seven Seas Water platform focuses on opportunities to own and operate desalination plants designed to produce approximately 2 million GPD to 13 million GPD of water for governmental, municipal, industrial and hospitality customers, a relatively underserved sub‑segment of the desalination market with limited comparable solutions and competitors. We pursue these opportunities by participating in request for proposal processes, developing plans for plants in underserved areas, acquiring existing plants and providing emergency water services. Geographically, we continue to pursue opportunities to expand in the Caribbean region, while seeking opportunities in North America, South America, Africa and other select markets.

Our business development function is organized into teams dedicated to pursuing opportunities in specific target markets. Company personnel focused on the North American, Caribbean, African and Middle Eastern markets operate primarily from our Tampa, Florida offices. Our South American team operates from Santiago, Chile, where we have maintained personnel and an office since 2011 which has been focused on developing business opportunities for the Seven Seas Water business in South America.

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

Our strategy is to provide water services in areas where the supply of potable water is scarce. We have focused on the Caribbean and adjacent areas as our principal market because these areas have little or no naturally occurring fresh water. We also continue to pursue other regions throughout the world with similar characteristics.

Competition

Seven Seas Water generally targets projects for medium‑scale plants that it can own and operate that are accompanied by long‑term contracts to sell water to customers. We compete primarily on the basis of the unit price at which water is sold to our customers, as well as our ability to build, commission, operate and maintain our plants to provide customers with a reliable long‑term water supply. Our pricing depends on many factors, including the length of the water supply agreement term, the volume of water to be supplied, factors relating to the feedwater quality and location of the plant, infrastructure availability, electric power availability and costs (including who is responsible for paying those costs), and our cost of capital, among other factors.

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

Seven Seas Water’s focus on owning and operating plants that can adapt to customers’ changing needs has provided it with experience and a long‑term approach that is well aligned with our customers’ interests. Larger global competitors typically focus on larger plants with a capacity of 25 million GPD or greater, selling equipment or building plants instead of making outsourced service model investments. These companies, among others, currently operate in areas in which we would like to expand our operations. These companies already maintain world‑wide operations and have greater financial, managerial and other resources than us. We believe that our low overhead costs, knowledge of local markets and our efficient manner of operating desalination water production equipment will provide us a competitive advantage in many medium‑scale applications and projects.

Quench

Our Quench business offers WAAS solutions by providing bottleless filtered water coolers and other products that use filtered water as an input, such as ice machines, sparkling water dispensers and coffee brewers, to customers across the United States and in Canada. Our POU systems purify a customer’s existing water supply, offering a cost‑effective, convenient, and environmentally‑friendly alternative to traditional bottled water coolers, or BWC. We offer our solutions to a broad mix of industries, including government, education, medical, manufacturing, retail and hospitality, among others, including more than half of the Fortune 500. We install and maintain our filtered water systems in exchange for a monthly rental fee, typically under multi‑year contracts that renew automatically. With an installed base of more than 96,000 company‑owned systems, we believe that we are one of the largest POU‑focused water services companies operating in the United States. We service customers across the United States and in Canada, with Quench employee service technicians covering more than 250 metropolitan statistical areas, as defined in the 2010 U.S. Census. We generate sales by leveraging our team of field and inside sales representatives, supported by a marketing team with expertise in digital and traditional media. We believe our scale, product breadth and service expertise provide us a competitive advantage. These capabilities also help to create customer loyalty and preserve our market share.

On September 8, 2017, we acquired substantially all of the assets and assumed certain liabilities of Wellsys USA Corporation (“Wellsys”) pursuant to an asset purchase agreement for an aggregate purchase price of $6.9 million (“Wellsys Acquisition”). Wellsys is a supplier of high-quality branded and private-labeled POU water coolers and purifications systems. Headquartered in the greater Phoenix, Arizona area, Wellsys sells its products to a network of dealers in the United States, Canada, Mexico and South Africa.

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

We purchase our filtered water systems from a variety of manufacturers, both in the United States and overseas. We also refurbish equipment that is returned from customer locations for future redeployment. We purchase nearly all of our equipment from four vendors; however, we believe that this equipment could be sourced from alternate vendors if necessary or advantageous. We intend to continue working with our suppliers and leveraging our market knowledge, to refine our water cooler product offerings and our other related water‑enabled products, such as ice machines, sparkling water systems and coffee brewers. The Wellsys Acquisition has provided an opportunity to leverage its exclusive design and manufacturing relationships and expertise for the development and sourcing of new products.

We provide our services generally under automatically‑renewing rental contracts with initial terms ranging from month‑to‑month to five years. Our annual unit attrition rate, at December 31, 2017, was approximately 8%, implying an average rental period of more than 11 years. We bear the up‑front cost of purchasing and installing systems as well as the ongoing cost of maintaining them in exchange for a recurring fee. In certain circumstances, we sell water filtration systems to customers, which may be accompanied by a maintenance contract. Following the Wellsys Acquisition in 2017, we also began selling certain water filtration systems exclusively through an indirect channel of dealers.  We also service equipment on a time‑and‑materials basis for certain customers.

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

We have a team of Quench sales and marketing professionals dedicated to new customer acquisition activities across the United States and in Canada. Our field sales representatives are focused on increasing penetration in the largest metropolitan markets in the United States and Canada. We also have specialized sales teams focused on large enterprises and specific industries to expand our market penetration. We maintain a presence in online advertising and lead generation, supported by an in‑house team of digital marketing personnel.

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

We intend to continue to differentiate our offering to customers by adding innovative new water filtration products and related water‑enabled products. We also intend to grow the geographic footprint of our high‑purity industrial applications business and are considering additional international and residential market expansion in our POU business.

Customers

We target businesses across the United States and in Canada with an emphasis on companies with 20 or more employees, as well as those operating in several key industries, such as government, education, medical, retail and hospitality. We maintain a highly diversified customer base of approximately 40,000 customers. Our Wellsys business sells to an established network of dealers and is expanding this network by adding dealers primarily in the United States and Canada.

Customer Service

Our service technicians are trained to service our POU systems to ensure a convenient, reliable water supply. In larger metropolitan areas in the United States and  Canada, we service equipment via local employee service technicians, who perform installations, preventive maintenance and repairs. In areas without local employees, Quench technicians travel to handle installations and preventive maintenance. When necessary, Quench engages third‑party contractors for certain types of service calls.

Competition

We compete directly with other POU filtration, BWC, and office coffee service, or OCS, companies, as well as with retail stores and internet sites where similar products and services may be purchased. Municipal tap water is also a substitute for our POU filtration services. The POU filtration market is highly fragmented, with many small, local service providers. There are also a number of larger national competitors, including DS Services (a subsidiary of Cott Corporation), which offers BWC, OCS and POU services; Nestle, which offers BWC and POU services; Aramark, Compass Water Solutions, Waterlogic International and Pure Health Solutions, Inc. which offer OCS and POU services. Our competitive position is based on our pricing, national service coverage and product quality.

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

A number of key macroeconomic factors shape the global water sector, including population growth, an increasing water supply‑demand imbalance, urbanization, industrialization, and consumers’ heightened health and environmental awareness. Global water demand has outpaced population growth, leading to chronic water scarcity in many regions around the world. According to data from the United Nations, global water demand (excluding irrigation) will grow three times faster than the global population. Further, the 2030 Water Resources Group, a public-private-civil society collaboration facilitated by the International Finance Corporation, estimates that global water demand will exceed supply by 40% by 2030. The United Nations Environment Programme, an agency of the United Nations that coordinates environmental programs, estimates that roughly half of the world’s population currently lives within 40 miles of the sea. Because of the proximity of population centers to saltwater bodies, we believe desalination through our Seven Seas Water platform is a viable solution to address future water shortages.

As clean water demand continues to grow, we believe the need for water treatment technologies, such as desalination and POU filtration, will increase, and we believe both of our operating platforms are well positioned to benefit from these trends.

Global Desalination Market

In recent years, there has been a rapid increase in the installation of new seawater desalination capacity. According to a 2017 update by Global Water Intelligence (GWI), annual desalination industry capital expenditures surpassed $4 billion in 2017 and is forecasted to surpass $6 billion in 2022.  Global capital expenditures are expected to grow at a 6.1% compounded annual growth rate (“CAGR”) from 2017 to 2030.  Total contracted seawater desalination capacity is expected to increase from approximately 660 million GPD in 2017 to 925 million GPD in 2022. Many of the existing medium‑scale plants are owned and operated by local governments and companies, and operating desalination facilities is generally not their core competency. As a result, we believe a large number of these plants could benefit from our ownership and operating expertise to generate more reliable and lower‑cost clean water.

According to the World Resources Institute’s Aqueduct rankings, the Caribbean is one of the most water‑scarce regions of the world in terms of fresh water availability, comparable to the Western Sahara and parts of the Middle East. We believe our Seven Seas Water platform is a leading desalination solution provider in the Caribbean, where we operate nine water treatment facilities. Our installed capacity in the Caribbean has grown from 9.2 million GPD in 2010 to 29.4 million GPD as of December 31, 2017.  Based on information published by GWI, we believe we represent a significant portion of the existing medium‑scale desalination plant capacity in the Caribbean. Many of the Caribbean region’s current desalination facilities utilize older thermal technologies that are more costly to operate than membrane‑based SWRO systems. We believe replacing these thermal plants with new SWRO plants is a significant additional opportunity for us. Given our compelling value proposition, extensive presence, and operational expertise in SWRO plants, we believe we are well positioned to further grow our Caribbean business.

We currently have a presence or targeted business development activities primarily in the Caribbean, South America, the Middle East, Africa and North America. The total installed capacity of medium‑scale desalination plants in these locations is more than 2 billion GPD. We target specific attractive end markets, such as the municipal drinking water, mining, oil and gas, and ultra‑pure industrial process water markets, in both large and mature markets in North America and the Middle East, as well as in fast‑growing developing markets in South America, Africa and the Caribbean. We believe we are well positioned to pursue opportunities in these markets through new project development, partnerships with local firms and strategic acquisitions.

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

We estimate that our market share is approximately 7.5% of commercial POU systems on an installed unit basis based on the industry installed unit data per the Zenith study. The U.S. POU water cooler market is highly fragmented with hundreds of small regional providers, representing an opportunity for consolidation. Given the size of our addressable market and the fragmentation of the industry, we believe we are well positioned to realize growth with our focus on the commercial POU market.

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

Our engineering experience and expertise is critical in developing Seven Seas Water desalination solutions that meet each customer’s specific water quality standards and quantity needs adapted to local conditions, including different feedwater sources. Another important aspect of engineering expertise is reliability, as evidenced by our ability to achieve an average plant availability of approximately 97% since 2013, which provides our customers an uninterrupted water supply. Furthermore, our prefabricated containers and modular equipment are specially designed for quick deployment and maximum flexibility to adjust output capacities, allowing us to react quickly to customer emergencies or changes in demand.

Our Quench POU filtered water systems utilize a variety of water purification technologies, including reverse osmosis, carbon filtration, deionization and ultraviolet sanitization. Our service technicians are trained to maintain and service our POU systems to provide a convenient, reliable and high-quality water supply.

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

Zenith named our Quench platform as one of the top five companies in the POU industry based on the number of POU units rented or sold. For company-owned and billed rental units, our current typical initial contract term is three years with an automatic renewal provision, and our annual unit attrition rate, at December 31, 2017,  was approximately 8%, implying an average rental period of more than 11 years, in part, because we provide highly reliable and efficient services. We believe our scale, product breadth and reliability, and customer service are key differentiators in a highly fragmented industry primarily composed of smaller providers.

Significant Experience Identifying and Integrating Acquisitions

Identifying and executing value‑enhancing acquisitions are core to our growth strategy. Under our Seven Seas Water platform, we have acquired five operating desalination facilities since 2007, which had an aggregate capacity of 9.8 million GPD at the time of acquisition. Quench has also completed seventeen acquisitions since 2008, nine of which occurred after our acquisition of Quench in June 2014,  three of which occurred during 2017 and three of which occurred in early 2018. We believe the six recent acquisitions are indicative of the opportunity for future inorganic growth. We routinely evaluate opportunities for acquisitions and believe our experience and success in identifying, executing, integrating and operating acquisitions enable us to deploy capital effectively, create shareholder value and increase our market share.

Strong Financial Performance

We have demonstrated sustained revenue growth with attractive margins under long‑term customer relationships.

Our revenues grew at a CAGR of 39.9% from 2012  through 2017. We believe we can continue our revenue growth by acquiring projects and customers, expanding our relationships with our customers, expanding into new geographies and complementary services, and selectively acquiring related water services businesses.

Our net losses for the years ended December 31, 2017, 2016 and 2015  were $25.8 million, $20.5 million and $41.8 million, respectively. See Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for more information.

Our Strategy

Continue to be an Industry Leader in Quality, Service and Efficiency

We will continue to focus on servicing our customers and responding to changing customer needs and emergency situations in the water industry. Our WAAS business model helps us to control reliability and quality and ensure compliance with health standards and customer specifications. Our Seven Seas Water desalination plants operate safely and efficiently with an average availability of approximately 97% since 2013, providing an uninterrupted supply of water for our customers. Our Quench platform benefits from significant economies of scale that are expected to continue as the business grows.

Drive Sustainable and Profitable Growth

We are focused on long‑term, sustainable equity returns and intend to continue to deploy capital in attractive rate of return opportunities. Across both our Seven Seas Water and our Quench platforms, we have recurring revenue that is derived from predictable and contractually‑obligated payments. In addition, our Seven Seas Water margins often benefit from contractual inflation‑protection and cost pass‑through provisions.

We believe our differentiated WAAS business model results in attractive unit economics. As a result, we believe our growth will enhance operating leverage and drive margin expansion for both the Seven Seas Water and Quench platforms.

Develop New Business Opportunities and Add New Customers for Growth

We intend to continue to develop new business opportunities and add new customers supported by our experienced sales and marketing teams. Our Seven Seas Water platform has a dedicated business development team focusing on new project development opportunities globally. We strategically focus on providing municipal drinking water, wastewater recovery and industrial process water systems in the Middle East, South America, Africa,  new territories in the Caribbean and other select international markets. We also intend to expand our Seven Seas Water platform to U.S. areas, such as Texas, that are characterized by both a high concentration of process industry and water scarcity.

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

Our Seven Seas Water platform has a track record of increasing sales to current customers through expansions of existing facilities to meet increasing demands of water for the customer and extensions of existing contract terms to provide water over a longer period of time.

In addition, Seven Seas Water maintains a fleet of containerized and modular plants for rapid deployment and commissioning. This gives us a competitive advantage when responding to short‑term water emergencies. Once these emergency systems are operating, we have the opportunity to demonstrate the high reliability our water plants have achieved elsewhere. We have had significant success converting these short‑term customer relationships into much longer (10 to 20 years) contractual agreements.

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

In our Quench business, we intend to continue working with our suppliers and leveraging our market knowledge, to refine our water cooler product offerings and our other related water‑enabled products, such as ice machines, sparkling water systems and coffee brewers. The acquisition of Wellsys has provided an opportunity to leverage their exclusive design and manufacturing relationships and expertise for the development and sourcing of new products.

Selectively Pursue Acquisitions

Acquisitions have historically been a major growth driver for us, and we expect to continue to pursue acquisitions in the future. Both Seven Seas Water and Quench have dedicated teams that actively identify opportunities to expand our geographical presence, broaden our service offerings and allow us to move into additional markets.

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

On September 8, 2017, we acquired substantially all of the assets and assumed certain liabilities of Wellsys pursuant to an asset purchase agreement for an aggregate purchase price of $6.9 million. Through our Wellsys business, we supply high-quality branded and private-labeled POU water coolers and purifications systems to a network of dealers in the United States, Canada, Mexico and South Africa.

On February 9, 2018, we entered into a binding agreement with Abengoa Water, S.L.U. to purchase a majority interest in a desalination plant in Accra, Ghana. The plant has the capacity to deliver approximately 18.5 million GPD of potable water to Ghana Water Company Limited (“GWCL”) under a long-term, U.S. dollar denominated water purchase agreement. The transaction is structured as the purchase of the entire share capital of Abengoa's subsidiary that holds a 56% economic interest in Befesa Desalination Developments Ghana Limited ("BDDG"), the Ghanaian company that owns the plant. The base purchase price for this interest is approximately $26 million, which is expected to be paid in cash, is subject to adjustment based on the results of negotiations with GWCL regarding changes to the water purchase agreement and with BDDG's lenders regarding the existing financing arrangements, among other things. Completion of the purchase, which is expected to occur by the end of the second quarter of 2018, is subject to the satisfaction of certain conditions precedent, including: (i) the receipt of required approvals from BDDG's other shareholders, as well as those required under BDDG's financing arrangements, (ii) the execution of a legally binding heads of terms among the Government of Ghana, GWCL and BDDG in which the parties agree to revise the water rates charged under the water purchase agreement and the indexation of those rates, (iii) the receipt of the approval of the credit committees of BDDG's lenders to changes to the terms and conditions of BDDG's financing arrangements, and (iv) there being no material breach by BDDG under the project or financing documents, as well as certain other customary closing conditions.

On February 15, 2018, we entered into an agreement to purchase all of the shares of Matrix BLI, Ltd. (“Matrix”) for a cash purchase price of approximately $3.0 million, subject to adjustment in accordance with the purchase agreement. Matrix owns a seawater reverse osmosis desalination plant in Long Island, The Bahamas with the capacity to deliver approximately 200 thousand gallons per day of potable water which is delivered to the Water and Sewage Corporation of The Bahamas under a long-term water purchase agreement. This deal is expected to close during second quarter of 2018 after satisfaction of customary closing conditions, including the approval of the Central Bank of The Bahamas.

On March 1, 2018, we acquired substantially all the water filtration assets and assumed certain liabilities of Wa-2 Water Company Ltd. for an aggregate purchase price of $5.2 million. The assets acquired consist primarily of in-place lease agreements and the related point-of-use systems, which are generally located in Vancouver, British Columbia.

While we routinely identify and evaluate potential acquisition candidates and engage in discussions and negotiations regarding potential acquisitions, there can be no assurance that any of our discussions or negotiations will result in an acquisition. If we enter into definitive agreements, there can be no assurances that all the conditions precedent to completing those acquisitions will be satisfied or waived, or that the acquisitions will be completed. Further, if we make any acquisitions, there can be no assurance that we will be able to operate or integrate any acquired businesses profitably or otherwise successfully implement our expansion strategy.

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

•

any disruptions or errors in the operations of our plants due to severe weather conditions or natural disasters, equipment failures, power outages, extended maintenance, or other factors, including environmental factors (such as bacteria levels or contaminants in source water) that can reduce our production volume;

•	changes in customer demand;

•	changes in demand due to fluctuations in rainfall levels, damage and repairs to our customers’ infrastructure and water conservation efforts;

•	changes in electricity rates, our ability to monitor and control our electric power usages, or both;

•	changes in patterns of tourism;

•	unforeseeable or unavoidable delays in large‑scale and/or quick deploy development projects;

•	our ability to enter into new markets;

•	our ability to raise sufficient debt or equity capital to fund the construction or acquisition of new plants;

•	the activities of our competitors;

•	our ability to control expenses;

•	our inability to recruit and retain skilled labor and personnel changes;

•	changes in the political, social and economic conditions of our markets;

•	limitations imposed by environmental and other regulatory requirements;

•	changes in our capital spending;

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

•	our ability to control expenses;

•	changes in our mix of products including changes in the mix of installed rental units and sold units, and the mix in the type of rental units installed; and

•	changes in our ability to raise or spend capital.

Failure to retain certain key personnel or the inability to attract and retain new qualified personnel could negatively impact our ability to operate or grow our business.

The success of our business will continue to depend to a significant extent on our ability to retain or attract key personnel, particularly management, engineering, sales and operating personnel. Our management team, led by our Chief Executive Officer, Douglas R. Brown, our President, Anthony Ibarguen, and our Chief Financial Officer, Lee S. Muller, and other key personnel have extensive industry experience. Our ability to attract or retain these employees will depend on our ability to offer competitive compensation, training and benefits. If we are unable to continue to hire and retain skilled management, technical, engineering, sales, service and operating personnel, we will have trouble operating and expanding our business, including developing and operating our existing and new or acquired desalination plants. Our success depends largely upon the continued service of our management, technical, engineering, sales, service and operating personnel and our ability to attract, retain and motivate highly skilled personnel. We face significant competition for such personnel from other businesses and other organizations which may better be able to attract such personnel. The ability to attract or retain these employees will depend on our ability to offer competitive compensation, training and benefits. The loss of key personnel or our inability to hire and retain personnel who have the necessary management, technical, engineering, sales, service and operating backgrounds could materially adversely affect our business and our financial performance.

The future growth of our business is dependent on our ability to identify and successfully complete acquisitions for both our Seven Seas Water and Quench businesses and assets, and to operate any acquired assets or businesses profitably.

Acquisitions have historically been a major part of our expansion strategy, and we expect to continue to grow through acquisitions in the future. We expect to continue to evaluate potential strategic acquisitions of businesses or products with the intention to expand our customer and revenue bases, widen our geographic coverage and increase our product breadth. As part of the expansion strategy for our Seven Seas Water business, we may seek to acquire additional desalination and water treatment facilities. Potential acquisition candidates include individual plants and businesses that operate multiple plants. For our Quench business, we may seek to acquire additional portfolios of equipment or businesses with local, regional, national or international customer bases. Identifying attractive acquisition candidates and willing sellers, particularly for our Seven Seas Water business, has been and continues to be challenging. We routinely evaluate potential acquisition candidates and engage in discussions and negotiations regarding potential acquisitions. There is significant competition for acquisition and expansion opportunities in our businesses. We compete for acquisition and expansion opportunities with companies that have significantly greater financial and management resources. There can be no assurance that any of our discussions or negotiations will result in an acquisition. In addition, even if we have executed a definitive agreement for an acquisition, there can be no assurance that we will consummate the transaction within the anticipated closing timeframe, or at all.

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

Our Seven Seas Water business focuses on large and complex projects. Consequently, we are dependent on a small number of customers for a significant amount of our revenue. Our desalination projects usually conduct business under long‑term water supply agreements with one or a limited number of customers or a single government or quasi‑government entity that purchase the majority of, and in some cases all of, the relevant facility’s output over the term of the agreement. This customer concentration exposes us to increased risk of cancellation or breach of existing contracts or delay of new projects, which may cause high volatility of our revenues. For example, the aggregate of our five largest Seven Seas Water customers accounted for approximately 42% of AquaVenture Holding Limited’s consolidated revenue for the year ended December 31, 2017. While we intend to maintain long‑term water supply agreements for each of our facilities, due to market conditions, regulatory regimes and other factors, it may be difficult for us to secure long‑term agreements where our current contracts are expiring or for new development projects. In addition, the financial performance of our facilities is dependent on the credit quality of, and continued performance by, our customers. If any significant customer ceases or delays payments to us, cancels or delays a project or otherwise ceases doing business with us, our business, results of operations and financial condition could be materially and adversely affected. Also, the failure of our customer in the BVI to pay us on a timely basis or at all could cause our BVI subsidiary to be in default on its debt, which could permit the lenders of that debt to accelerate its repayment. Further, if we are required to transfer or sell one or more of our desalination plants to our customers, our business, results of operations and financial condition could be materially and adversely affected. While in certain cases we serve quasi‑governmental agency customers, those water supply agreements are neither guaranteed by the related government nor supported by the full faith and credit of such government, and no assurance can be given that such government would provide financial support.

The future growth of our Seven Seas Water business is dependent on our ability to identify and secure new project opportunities in a competitive environment.

We are currently pursuing new opportunities for our Seven Seas Water business in North America, the Caribbean, South America, Africa and other select markets. Any new project we implement will require achievement of critical milestones in order to commence construction, the first of which is to successfully identify markets for such projects and secure contracts with proposed customers to sell water in sufficient quantities and at prices that make the projects financially viable.

Our Seven Seas Water business typically incurs significant business development expenses in the pursuit of new projects and markets, and such expenses have had, and could have, an adverse impact on our results of operations and cash flows. We currently operate primarily in the Caribbean where we have successfully identified markets that accept our build, own and operate, or BOO, model. However, we expect to face challenges when we enter new markets, including identifying and establishing relationships with appropriate local partners, locating potential sites for new plants and convincing potential customers about the benefits of our BOO model. New markets may also have competitive conditions and governmental or regulatory regimes that are different from our existing markets. Any failure on our part to recognize or respond competitively to these differences may adversely affect the success of our business development efforts or operations in those markets, which in turn could materially and adversely affect our results of operations.

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

In addition, the timing of equipment purchases can pose financial risks to us. We attempt to make purchases of equipment and/or material as needed. However, from time to time, there may be excess demand for certain types of equipment with substantial delays between the time we place orders and receive delivery. In those instances, to avoid construction delays or service disruptions associated with the inability to own and place such equipment and/or materials into service when needed, we may place orders well in advance of deployment or when actual damage to the equipment and/or materials occurs. Thus, there is a risk that at the time of delivery of such equipment or materials, there may not yet be a need to use them; however, we are still required to accept delivery and make payment. In addition, due to the customization of some of our equipment and/or materials, there may be a limited market for resale of such equipment or material. This can result in our having to incur material equipment and/or material costs, with no use for or ability to resell such equipment.

Our ability to meet customer needs is dependent on the successful and efficient operation of our Seven Seas Water desalination facilities, which can be adversely impacted by a number of factors.

Our ability to meet our customers’ needs, as well as achieve our targeted level of financial performance, depends on the successful operation of our facilities in our Seven Seas Water business. We currently own and operate ten water treatment facilities in the Caribbean region and South America, which generated substantially all of the revenue of our Seven Seas Water business for the years ended December 31, 2017, 2016 and 2015. Some of these facilities serve governmental and municipal customers which provide water to the ultimate consumers. If these customers fail to provide adequate service, our reputation will suffer, and our competitive position may be impaired. In addition, if the risks involved in our operations are not appropriately managed or mitigated, our operations may not be successful, and this could adversely affect our results of operations. The continued operation and maintenance of our desalination facilities may be disrupted by a number of technical problems, including:

•	breakdown or failure of equipment or processes;

•

contamination of, or other problems with, the raw feedwater that we process, including from environmental factors (such as bacteria levels or contaminants in source water) that can reduce our production volumes;

•	service disruptions, stoppages or variations in our supply of electricity transmitted by third parties to our desalination plants resulting in service interruptions;

•	availability of materials used in the desalination process;

•	problems with, or delays in availability of, water distribution infrastructure or our customers’ ability to take delivery of the water we produce;

•	operating hazards such as mechanical problems and accidents caused by human error, which could impact public safety, reliability and customer confidence;

•	disruption in the functioning of our information technology and network infrastructure which are vulnerable to disability, failures and unauthorized access;

•	natural disasters, hurricanes, floods and other extreme weather;

•	the ability to secure and retain qualified labor; and

•	other unanticipated operational and maintenance liabilities and expenses.

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

Our Seven Seas Water business is generally conducted in accordance with the terms of long-term water supply contracts that, among other things, may provide for minimum customer purchases, guaranteed supply volumes and specified levels of pricing based on the volume of water purchased during the billing period. These contractual features are key determinants of plant revenue and plant profitability. Certain of our contracts provide for contractually scheduled price changes. In addition, most of our contracts include provisions to increase prices in accordance with a specified inflation index such as the consumer price index. Following the completion of acquisitions, we are typically bound by the contracts we acquire, which may include terms that either we or our customer might desire to change. From time to time, we also negotiate pricing or other changes with our existing customers which include, but are not limited to, extending or renewing a contract, expanding plant capacity, adjusting minimum volumes pursuant to a take-or-pay agreement, adjusting water rates or the indexation thereof, or a combination thereof. We have recently entered into, or proposed to enter into, amendments to certain of our contracts that have resulted in reductions or delays in the revenues we derive from those contracts in exchange for changes we believe are beneficial to us in the long run. As our customers are often governmental entities or affiliates, these negotiations can take considerable time and effort, and in certain situations, proposed amendments may require the approval of certain of governmental or quasi-governmental parties, our lenders or other third parties, resulting in negotiations with multiple parties. There can be no assurances that any specific negotiations will result in an amendment on a timely basis or at all, or that such amendment will be beneficial to us. The terms and timing of any such amendments may negatively impact our operating results, fail to meet our expectations or result in greater variability in our operating results from period to period. Failure to successfully conclude any such negotiations may require us to update previous public statements regarding our expected financial results, adversely affect our relationship with our customer, which could result in our customer exercising its rights under the contract (including, in certain circumstances, the right to purchase the desalination plant), or result in negative publicity, all of which could have a material adverse effect on our business and results of operations. Because we are dependent on a small number of customers for a significant amount of our Seven Seas Water revenues, any significant changes in prices or other terms of our contracts with any of those customers could significantly reduce our revenues, operating results and cash flows in specific periods or for the long term. Further, the political, economic and social conditions prevailing from time to time may lead our customers to more aggressively pursue cost reduction initiatives and contract amendments, which could adversely affect our business, revenues and operating results.

If our Quench business experiences a higher annual unit attrition rate than forecasted, our revenues could decline and our costs could increase, which would reduce our profits and increase the need for additional funding.

Attrition is generally the result of competitive offerings, customers’ ceasing or reducing their use of filtered water service, customer financial distress, customer dissatisfaction and other factors. If our unit attrition rate is higher than expected, it would reduce our revenues and could require increased marketing costs to attract the replacement customers required to sustain our growth plan, both of which would reduce our profits and profit margins. In addition, our ability to generate positive operating cash flow in future periods will be dependent on our ability to obtain additional funding to increase our customer acquisition activities to out‑pace customer attrition and absorb operating expenses. There can be no assurance that we will be able to obtain additional funding, increase our customer base at a rate in excess of our customer attrition rate or achieve positive operating cash flows in future periods. In the absence of our raising additional funding to finance increased selling and marketing activities and new customer acquisition, our customer attrition may exceed the rate at which we can replace such customers’ business. In such case, our revenues could be reduced and our profit margin could be affected.

Increased competition could hurt our Quench business.

The water cooler markets in the United States and Canada are intensely competitive. The POU filtration market is highly fragmented, with many small, local service providers. There are also a number of larger national competitors, including DS Services (a subsidiary of Cott Corporation), which offers BWC, office coffee service, or OCS, and POU services; Nestle, which offers BWC and POU services; Aramark, Compass Water Solutions, Waterlogic International and Pure Health Solutions, Inc. which offer OCS and POU services. Municipal tap water is also a substitute for our POU filtration services. Our competitive position is based on our pricing, national service coverage and product quality. Many of these larger businesses have substantially greater financial and management resources than we do. Our ability to gain or maintain market share may be limited as a result of actions by competitors. If we do not succeed in effectively differentiating ourselves from our competitors, based on pricing, service, value proposition, quality of products, desirability of brands or otherwise, our competitive position may be weakened, which could also jeopardize our strategy to include the rental of additional or upgraded water coolers and the rental of equipment from our product lines enabled by POU water filtration. If we are unable to convince current and potential customers of the advantages of our services, our ability to sell our services may be limited.

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

Political concerns and governmental procedures and policies have hindered or delayed, and in the future are expected to hinder or delay, our ability to develop desalination plants or to enter into, amend or renew water supply contracts. We cannot predict whether changes in political administrations will result in changes in governmental policy and whether such changes will affect our business. For example, our market development activities and operations can be adversely affected by lengthy government bidding, contracting, licensing, permitting, approval and procurement processes, immigration or work permit restrictions, local laws, restrictive exchange controls or other factors that limit our customers’ access to U.S. dollars and nationalization or expropriation of property. In addition, we may need to spend significant time and resources to inform newly elected officials, local authorities and others about the benefits of outsourced management of desalination plants and other water and wastewater treatment infrastructure.

Our customers may suffer significant financial difficulties, including those due to downturns in the economy, political developments, severe weather events (such as hurricanes) or commodity price fluctuations. Some of our customers could be unable to pay amounts owed to us or renew contracts with us at current or increased rates, which would negatively affect our financial performance. Certain of the customers and governments that we serve derive significant revenue from tourism, the sale of certain commodities such as oil, petrochemicals, natural gas, precious metals and other minerals, and our customers may be adversely impacted if demand or prices for these commodities were to decline for a prolonged period. Therefore, a decline in international or regional demand or prices for certain commodities may indirectly impact the demand for the water we produce and the credit worthiness of our customers.

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

We expect to continue to be subject to risks associated with dealing with governments and governmental entities, and political concerns and governmental procedures and policies may hinder or delay our ability to enter into supply agreements or develop our plants. The political, economic and social conditions impacting our geographic markets may adversely affect our business.

Severe weather conditions or natural or man‑made disasters may disrupt our operations and affect the demand for water produced by our Seven Seas Water business or ability to produce water, any of which could adversely affect our financial condition, results of operations and cash flows.

Our Seven Seas Water business, operating results and financial condition could be materially and adversely affected by severe weather, floods, natural disasters (such as hurricanes, particularly in the Caribbean), hazards (such as fire, explosion, collapse or machinery failure), environmental factors, or be the target of terrorist or other deliberate attacks. Repercussions of these catastrophic events may include:

•	shutting down or curtailing the operation of our plants for limited or extended periods;

•	fluctuations in short-term customer demand;

•	the need to obtain necessary equipment or supplies, including electricity, which may not be available to us in a timely manner or at a reasonable cost;

•	evacuation of and/or injury to personnel;

•	damage or catastrophic loss to our equipment, facilities and project work sites, resulting in suspension of operations or delays in building or maintaining our plants;

•	loss of productivity;

•	the deterioration of the financial health of our customers; and

•	interruption to any projects that we may have in process.

Large‑scale or repetitive natural disasters, such as hurricanes, tropical storms, floods or earthquakes, can also lead to the damage or destruction of certain infrastructure (such as electricity supply, water storage tanks, water distribution infrastructure, roads and means of communication) on which we depend for the conduct of our business and can cause damage to the infrastructure for which we are responsible.

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

Any contamination resulting from a natural or man‑made disaster to our raw feedwater supply may result in disruption in our services, additional costs and litigation, which could harm our business, financial condition, results of operations and cash flows. Damage or destruction to our facilities and infrastructure could temporarily inhibit our ability to deliver water as required by our contracts, which may enable our customers to terminate such contracts.

We may sustain losses that exceed or are excluded from our insurance coverage or for which we are not insured.

We may from time to time become exposed to significant liabilities for which we may not have adequate insurance coverage. Because of the location of our Seven Seas Water facilities, we are exposed to risks posed by severe weather and other natural disasters, such as hurricanes, floods and earthquakes. In addition to natural risks, hazards (such as fire, explosion, collapse or machinery failure) are inherent risks in our operations which may occur as a result of inadequate internal processes, technological flaws, human error or certain events beyond our control. The hazards described above can cause significant personal injury or loss of life, severe damage to and destruction of property, plant and equipment and contamination of, or damage to, the environment and suspension of operations. The occurrence of any of these events may result in our being subject to investigation, required to perform remediation and/or named as a defendant in lawsuits asserting claims for substantial damages, environmental cleanup costs, personal injury, natural resource damages and fines and/or penalties. In addition, such events may affect the availability of personnel, proper functioning of our information technology infrastructure and availability of third parties on whom we rely, any of which consequences could have a material adverse effect on our business and results of operations.

Our facility in Tortola and our facilities in the U.S. Virgin Islands which serve VIWAPA are insured against earthquake, flood and hurricane damage, while our other facilities are not. Our facility in Trinidad is insured against earthquake. Our insurance programs have varying coverage limits, exclusions and maximums, and insurance companies may seek to deny claims we might make. Each policy includes deductibles or self‑insured retentions and policy limits for covered claims. As a result, we may sustain losses that exceed or that are excluded from our insurance coverage or for which we are not insured. Catastrophic events can result in decreased coverage limits, more limited coverage, increased premium costs or deductibles with respect to the insurance policies covering these facilities.

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

Our operations may be affected by the levels of tourism and seasonal variations in the areas in which we operate. Demand for our water can be affected by variations in the level of tourism, demand for real estate and rainfall levels. Tourism in our service areas is affected by the economies of the tourists’ home countries (primarily the United States and Europe), severe weather events (such as hurricanes), terrorist activity and perceived threats thereof, the cruise industry and costs of fuel and airfares. A downturn in tourism or greater than expected rainfall in the locations we serve could adversely affect our revenues, cash flows and results of operations.

Quench’s largest customers account for a significant percentage of Quench’s revenues, and our business would be harmed were we to lose these customers.

We estimate Quench’s twenty largest customers accounted for approximately 10% of the revenue of our Quench business during the year ended December 31, 2017. A material reduction in purchases by, or services provided to, these customers could have a significant adverse effect on the business and operating results of our Quench business. In addition, pressures by these customers that would cause us to materially reduce the price of our products could result in a reduction to our operating margins.

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

Our ability to compete successfully for acquisition opportunities and otherwise implement successfully our expansion strategy depends, in part, on the availability of sufficient cash resources, including proceeds from debt and equity financings. Our growth strategies include developing projects, the success of which depends on our ability to find new sites suitable for development into viable projects and developing those sites and projects. Any new project development or expansion project requires us to invest substantial capital. We finance some of our projects with borrowings, which are repaid in part from the project’s revenues, and secured by the share capital, physical assets, contracts and cash flow of that project subsidiary and by us. This type of financing is usually referred to as project financing. Commercial lending institutions sometimes refuse to provide project financing in certain less developed countries, and in these situations, we have sought and will continue to seek direct or indirect (through credit support or guarantees) project financing from a limited number of multilateral or bilateral international financial institutions or agencies. As a precondition to making such project financing available, the lending institutions may also require governmental guarantees of certain project and sovereign related risks. We may also acquire companies that benefit from these protections. There can be no assurance, however, that project financing from international financial agencies or that governmental guarantees will be available when needed, and if they are not, we may have to abandon the project or invest more of our own funds, which may not be in line with our investment objectives and would leave fewer funds for other projects and needs.

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

We believe that our future capital requirements will depend upon a number of factors, including cash generated from operations and the rate at which we acquire additional facilities, portfolios or businesses. We expect to fund such capital expenditures with cash from operations and proceeds from debt and equity financings. However, we may be unable to raise capital or may be unable to raise capital on terms acceptable to us, which would have a material adverse effect on our business.

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

The terms of the documents governing our outstanding indebtedness contain a number of covenants that, among other things, restrict our ability to incur additional indebtedness, pay dividends, prepay subordinated debt, dispose of certain assets, enter into sale and leaseback transactions, create liens, make capital expenditures and make certain payments, investments or acquisitions and otherwise restrict corporate activities. In addition, we are required to satisfy specified financial covenants. Our ability to comply with such provisions may be affected by events beyond our control. The breach of any of these covenants could result in a default under some or all of the documents governing our outstanding indebtedness. In the event of any such default, depending on the actions taken by the lenders under our outstanding indebtedness, such lenders could elect to declare all amounts borrowed under such indebtedness, together with accrued interest, to be due and payable. Certain of our loans have cross‑default provisions that may be triggered upon our default under the documents governing our other indebtedness and, in addition, a default may restrict our ability to effect intercompany transfers of funds.

As of December 31, 2017, we had approximately $174.3 million of outstanding consolidated indebtedness. Although our cash flow from operations has been sufficient to meet our debt service obligations in the past, there can be no assurance that our operating results will continue to be sufficient for us to meet our debt service obligations and financial covenants. Certain of our outstanding indebtedness is collateralized by our assets, including the share capital of certain of our subsidiaries, and certain assets of our subsidiaries. If we were unable to repay borrowings, the lenders could proceed against their collateral. If the lenders or the holders of any other secured indebtedness were to foreclose on the collateral securing our obligations to them, there could be insufficient assets required for the continued operation of our business remaining after satisfaction in full of all such indebtedness. In addition, the loan instruments governing the indebtedness of certain of our subsidiaries contain certain restrictive covenants which limit the payment of dividends and distributions and the transfer of assets to us and require such subsidiaries to satisfy specific financial covenants.

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

We have significant cash requirements and limited sources of liquidity.

We require cash primarily to fund:

•	debt service obligations;

•	acquisitions;

•	construction and other project commitments;

•	equipment purchases;

•	refurbishment, enhancement and improvements of existing facilities;

•	other capital commitments, including business development investments;

•	taxes; and

•	selling and marketing and other overhead costs.

Our principal sources of liquidity are:

•	debt and equity financing;

•	dividends and other distributions from our subsidiaries;

•	intercompany receivables;

•	repayment of principal and interest on intercompany loans; and

•	proceeds from debt financings at the subsidiary level.

While we believe that these sources will be adequate to meet our obligations for the foreseeable future, this belief is based on a number of material assumptions, including, without limitation, assumptions about our ability to access the capital or commercial lending markets, the operating and financial performance of our subsidiaries, exchange rates, our ability to sell assets and the ability of our subsidiaries to pay dividends or repay intercompany loans. Any number of assumptions could prove to be incorrect and therefore there can be no assurance that these sources will be available when needed or that our actual cash requirements will not be greater than expected. In addition, our cash flow may not be sufficient to repay at maturity the entire principal outstanding of indebtedness, and we may have to refinance such obligations. We have a  significant principal repayment due in 2021. There can be no assurance that we will be successful in obtaining such refinancing on terms acceptable to us or at all, and any of these events could have a material effect on us.

As a part of our growth strategy, we have used, and expect to continue to use, project financing, which may adversely affect our financial results.

We sometimes rely on project financing to fund the costs of our acquisitions and project development. Our subsidiaries have incurred, and in the future, may incur, project financing indebtedness to the extent permitted by existing agreements, and may continue to do so to fund ongoing operations. In addition, we may acquire companies that have significant existing project financing indebtedness. Any such newly incurred subsidiary indebtedness would be added to our current consolidated debt levels. Our project financing debt is, and would likely be structurally senior to certain of our other debt, which could also intensify the risks associated with leverage. Separately, failure to obtain project financing could result in delay or cancellation of future transactions or projects, thus limiting our growth and future cash flows.

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

•	triggering our obligation to make payments under any financial guarantee, letter of credit or other credit support which we have provided to or on behalf of such subsidiary;

•	causing us to record a loss in the event the lender forecloses on the assets;

•	triggering defaults or acceleration on our outstanding debt, and, in some cases, triggering cross‑default provisions;

•	the loss or impairment of investor confidence;

•	foreclosure on the assets that are pledged under the non‑recourse loans, therefore by eliminating any and all potential future benefits derived from those assets; or

•	our repayment of such project financing from other resources that do not secure that financing in an effort to avoid the adverse consequences of a default or acceleration of such project financing.

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

The profitability of our Seven Seas Water facilities is dependent upon our ability to estimate costs accurately and acquire, construct and operate plants within budget.

The cost estimates we prepare in connection with the acquisition, construction and operation of our plants are subject to inherent uncertainties. Any acquisition, construction and operating costs for our plants that significantly exceed our initial estimates could adversely affect our results of operations, financial condition and cash flows. Any delay in the construction of the plant may result in additional costs, and future operational costs could be affected by a variety of factors, including lower than anticipated production efficiencies and hydrological conditions at the plant site that differ materially from those we expected.

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

Failure to comply with laws, regulations and policies, including the U.S. Foreign Corrupt Practices Act or other applicable anti‑corruption legislation, could result in fines, criminal penalties and an adverse effect on our business.

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

We are exposed to fluctuations in interest rates. As of December 31, 2017, approximately 57% of our outstanding debt was exposed to interest rate fluctuations. We have not entered into arrangements or contracts with third parties that constitute an interest rate hedge. The portion of our debt that bears interest at a fixed rate will vary from time to time. If interest rates significantly deviate from historical ranges, or if volatility or distribution of these changes deviates from historical norms, we may experience significant losses or defaults. As a result, fluctuating interest rates may negatively impact our financial results and cash flows.

Our inability to negotiate pricing terms in U.S. dollars may adversely impact our Seven Seas Water business, financial condition and results of operations.

Most of our Seven Seas Water revenue is generated and most of our operations are conducted in developing countries. Currently, customer payment obligations under substantially all of our water supply contracts are denominated in the U.S. dollar. If the U.S. dollar weakens against other foreign currencies, some of our component suppliers may increase the price they charge for their components in order to maintain an equivalent profit margin. In addition, there is no assurance that we will be able to negotiate U.S. dollar denominated pricing terms in the renewal of existing contracts or new contracts in the future. In certain situations, we are exposed to foreign exchange risk to the extent we have payment obligations in a local currency relating to labor, construction, consumable or materials costs or, of our procurement orders that are denominated in a currency other than U.S. dollars. We have not entered into any arrangements or contracts with third parties to hedge against foreign exchange risk. If any of these local currencies change in value relative to the U.S. dollar, our cost in U.S. dollars would change accordingly, which could adversely affect our results of operations.

Our business and ability to enforce our rights under agreements relating to our Seven Seas Water business may be adversely affected by changes in the law or regulatory regimes in the jurisdictions in which we operate.

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

The conditions under which we initially enter into a contract may change over time. These changes may vary in nature or foreseeability and may result in adverse economic consequences. These consequences may be exacerbated by the multi‑year terms of our contracts, which may hinder our ability to react rapidly and appropriately to changes. For example, we may not be free to adapt our pricing in line with changes in cost or demand. We also are not typically able to suddenly or unilaterally terminate a contract we believe is unprofitable or change its terms. The inability to react to changes, or terminate or change unprofitable contracts could materially affect our business.

Changes in demand for our Quench products and services may affect operating results.

We believe that the growth of the U.S. and Canadian water cooler markets is due, in part, to consumer preferences for healthy products and consumer taste preferences for treated water over tap water and other beverages. Growth is also affected by the demand from our customers, whose tastes and preferences may be affected by energy efficiency standards and environmental concerns, as well as the form, features and aesthetics of our equipment, among other factors. To the extent such preferences change, demand for our products will be affected, which may materially adversely affect us.

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

Most of our Seven Seas Water facilities are located on property owned by others, some of whom are our customers. Our rights to locate our facilities and equipment on, and to access, those properties are governed by contracts with the applicable landlords. We need access to those properties to develop, operate and maintain our facilities and equipment and, in certain cases, to remove our equipment at the end of a contract term. In certain situations, personnel having access to those properties need security and other clearances. If the landlord restricts our ability to access our facilities, our ability to develop, operate, maintain and remove our equipment, our business would be adversely affected. We cannot guarantee that we will not encounter labor disputes (strikes, walkouts, blocking access to sites, or the destruction of property in extreme cases), including those relating to our landlord’s employees, that could interrupt our operations over a significant period of time. In addition, our personnel, facilities and equipment located on those properties may be harmed by other activities or events occurring on those properties, including being subject to personal injury or death, or damage. Any such restrictions or occurrences could adversely affect our business, reputation, results of operations and financial condition.

We rely on information technology and network infrastructure in areas of our operations, and a disruption relating to such technology or infrastructure could harm our business.

Seven Seas Water relies on our information technology and network infrastructure for both operations in our headquarters as well as our facilities, where our information technology and network infrastructure are critical for monitoring plant availability and efficiency. If our information technology or network infrastructure were to fail, such failure could lead to an inability to monitor our plant activities, and therefore could lead to noncompliance with health, safety and environmental requirements as well as increased costs and potential losses. Any increase in costs or losses could have an adverse effect on our financial condition and results of operations. In addition, the operation of our facilities relies on internet‑based control systems. Interruption in internet service could limit or eliminate our ability to continue our plant operations, which would have a negative effect on our revenues.

Quench relies on our information technology and network infrastructure for field service, customer service, billing, equipment service, inventory control, fixed asset management, financial reporting, accounting, accounts payable, payroll, lead generation, call center operations, sales analysis, vehicle tracking and profitability reporting. Our systems are designed to enable us to track the locations of our installed POU units and ensure customer compliance with payment obligations in connection with such POU units. Any failure or disruption relating to this technology or infrastructure could seriously harm our operations and/or reduce profitability. In addition, we are in the midst of upgrading and enhancing our capabilities, including the replacement of our primary information technology systems. A failure to successfully implement such changes could adversely impact our business and may result in an inability to remain competitive with respect to our service offerings, pricing and collections.

Failure to maintain the security of our information and technology networks, including information relating to our service providers, customers and employees, could adversely affect us.

We are dependent on information technology networks and systems, including the internet, to process, transmit and store electronic information and, in the normal course of our business, we collect and retain certain information pertaining to our service providers, customers and employees, including credit card information for certain of our customers. In addition, the operation of our facilities relies on internet‑based control systems. If security breaches in connection with the delivery of our solutions allow unauthorized third parties to access any of this data or obtain control of our customers’ systems or the systems controlling our plant operations, our reputation, business, results of operations and financial condition could be harmed.

The legal, regulatory and contractual environment surrounding information security, privacy and credit card fraud is constantly evolving and companies that collect and retain such information are under increasing attack by cyber‑criminals around the world. A significant actual or potential theft, ransom, loss, fraudulent use or misuse of service provider, customer, employee or other personally identifiable data, whether by third parties or as a result of employee malfeasance or otherwise, non‑compliance with our contractual or other legal obligations regarding such data or a violation of our privacy and security policies with respect to such data could result in loss of confidential information, damage to our reputation, early termination of our service provider contracts, significant costs, fines, litigation, regulatory investigations or actions and other liabilities or actions against us. Moreover, to the extent that any such exposure leads to credit card fraud or identity theft, we may experience a general decline in existing or prospective customer confidence in our business, which may lead to an increase in attrition rates or may make it more difficult to attract new customers. Such an event could additionally result in adverse publicity and therefore adversely affect the market’s perception of the security and reliability of our services. Security breaches of, or sustained attacks against, this infrastructure could create system disruptions and shutdowns that could result in disruptions to our operations. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. We cannot be certain that advances in cyber‑attack capabilities or other developments will not compromise or breach the technology protecting the networks that support our platform and solutions. If any one of these risks materializes our business, financial condition, results of operations and cash flows could be materially and adversely affected.

We may experience difficulty obtaining materials or components for our Quench products.

Our Quench business, including the recently acquired Wellsys business, utilizes third parties both inside and outside the United States to manufacture our equipment and relies upon these manufacturers to produce and deliver quality equipment on a timely basis and at an acceptable cost. Disruptions to the business, financial stability or operations, including due to strikes, labor disputes, political or governmental issues or other disruptions to the workforce, of these manufacturers, or to their ability to produce the equipment we require in accordance with our and our customers’ requirements could significantly affect our ability to fulfill customer demand on a timely basis which could cause reputational harm, and materially adversely affect our revenues and results of operations.

Our holding company structure effectively subordinates our parent company to the rights of the creditors of certain of our subsidiaries.

A majority of our assets are held by our subsidiaries. As a result, our rights and the rights of our creditors to participate in the distribution of assets of any subsidiary upon such subsidiary’s liquidation or reorganization will be subject to the prior claims of such subsidiary’s creditors, except to the extent that we are reorganized as a creditor of such subsidiary, in which case our claims would still be subject to the claims of any secured creditor of such subsidiary and of any holder of indebtedness of such subsidiary senior to that held by us. As of December 31, 2017, our subsidiaries had approximately $96.0 million of indebtedness (net of discounts and excluding intercompany indebtedness)

outstanding,  of which AquaVenture Holdings Limited, the ultimate parent company, is jointly and severally liable for $69.8 million (net of discounts).

Since operations are conducted through our subsidiaries, our cash flow and ability to service debt is dependent upon the earnings of our subsidiaries and distributions to us. Our subsidiaries are separate and distinct legal entities, and in some cases, have no obligation, contingent or otherwise, to pay amounts due pursuant to indebtedness of other subsidiaries or us or to make any funds available therefor. In addition, the payment of dividends and the making of loan advances to us by our subsidiaries are contingent upon the earnings of those subsidiaries and are subject to various business considerations and, for certain subsidiaries, restrictive loan covenants contained in the instruments governing the indebtedness of such subsidiaries, including covenants which restrict in certain circumstances the payment of dividends and distributions and the transfer of assets to us.

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

Although we generally seek to maintain sufficient control of any investment to permit our objectives to be achieved, we might not be able to take action with respect to certain matters without the approval of the investors or lenders. We may experience strained relations with certain of our investors, resulting in liquidity constraints due to our third‑party investors’ failure to fund their respective capital commitments.

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

Long‑lived assets are initially recorded at cost and are amortized or depreciated over their useful lives. Long‑term contract costs consist of both deferred contract costs related to service concession arrangements and contract intangible assets related to service concession arrangements established in purchase accounting. Long‑term contract costs are amortized on a straight‑line basis over the remaining service concession arrangement period. Long‑lived assets and long‑term contract costs are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recognition and measurement of a potential impairment is performed on assets grouped with other assets and liabilities at the lowest level where identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of long‑lived assets and long‑term contract costs classified as contract intangible assets are measured by a comparison of the carrying amount of an asset or asset group to future undiscounted cash flows expected to be generated by the asset or asset group. Recoverability of long‑term contract costs classified as deferred contract costs are measured by a comparison of the carrying amount of an asset or asset group to undiscounted future cash flows expected to be generated through the performance of the remaining services under the contract. If the carrying amount of an asset or asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third‑party independent appraisals, as considered necessary. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. These events or changes in circumstances and the related analyses could result in additional long‑lived asset impairment charges in the future. Impairment charges could substantially affect our financial results in the periods of such charges.

We have significant goodwill and intangible assets that are susceptible to valuation adjustments as a result of events or changes in circumstances. As of December 31, 2017, intangible assets, net and goodwill were $52.3 million and $99.5 million, respectively. We assess the potential impairment of goodwill and indefinite lived intangible assets on an annual basis, as well as when interim events or changes in circumstances indicate that the carrying value may not be recoverable. Events or changes in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include disruptions to our business, failure to realize the economic benefit from acquisitions of other companies and intangible assets, slower industry growth rates and declines in operating results and market capitalization. Determining whether an impairment exists, along with the amount of the potential impairment, involves quantitative data and qualitative criteria that are based on estimates and assumptions requiring significant management judgment. Future events, new information or changes in circumstances may alter management’s valuation of an intangible asset. The timing and amount of impairment charges recorded in our consolidated statements of operations and comprehensive income and write‑downs recorded in our consolidated balance sheets could vary if management’s conclusions change.

We did not record any goodwill impairment during 2017 and 2016 for the Seven Seas Water or Quench reporting units. A change in forecast or assumptions used in the impairment analysis could result in an impairment charge. In 2015, we recorded a goodwill impairment charge of $27.4 million related to the Quench reporting unit.

We may not be able to adapt to changes in technology and government regulation fast enough to remain competitive.

The water purification industry is highly technical and thus impacted by changing technology, competitively imposed process standards and regulatory requirements, each of which influences the demand for our products and services. Advances in technology and changes in legislative, regulatory or industrial requirements may render certain of our purification products and processes obsolete or increase our compliance costs. Our inability to adapt to these changes could affect our ability to compete, which could impact our future growth and materially affect our business.

Changes in tax law, determinations by tax authorities and/or changes in our effective tax rates may adversely affect our business and financial results.

Under current law, we expect to be treated as a non‑U.S. corporation for U.S. federal income tax purposes. However, uncertainties in the relative valuation between our U.S. business and our non‑U.S. business at the time of our Corporate Reorganization could adversely affect our status as a non‑U.S. corporation for U.S. federal income tax purposes under Section 7874 of the Internal Revenue Code of 1986, as amended, and could adversely affect our effective tax rate. In addition, changes to Section 7874 or the Treasury Regulations promulgated thereunder, other changes in law, or new interpretations of the meaning or scope of these rules, could adversely affect our status as a non‑U.S. corporation for U.S. federal income tax purposes and adversely affect our effective tax rate. Some of the Section 7874 regulations are complex, and as such their application to any particular set of facts is uncertain. While we believe we will be treated as a non‑U.S. corporation for U.S. federal income tax purposes, such belief is based on, among other things, facts that may change or be unclear, valuations which are inherently subjective and judgments that may prove to be incorrect. If such belief is incorrect, there could be a material adverse impact on our expected tax position and effective tax rate.

Our Quench business operates in the United States and Canada, and all of our Seven Seas Water customer revenue was generated outside the United States in the year ended December 31, 2017. In light of the global nature of our business and the fact that we are subject to tax at the federal, state and local levels in the United States and in other countries and jurisdictions, a number of factors may increase our future effective tax rates, including:

•	our decision to distribute U.S. or non‑U.S. earnings to the parent company;

•	the jurisdictions in which profits are determined to be earned and taxed;

•	sustainability of historical income tax rates in the jurisdictions in which we conduct business;

•	the resolution of issues arising from tax audits with various tax authorities;

•	our ability (or inability) to use net operating loss carry‑forwards to offset future taxable income and any adjustments to the amount of the net operating loss carry‑forwards we can utilize;

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

We are subject to numerous international, national, state and local environmental, health and safety laws and regulations, as well as the requirements of the independent government agencies and development banks that provide financing for many of our projects, which require us to incur significant ongoing costs and capital expenditures and may expose us to substantial liabilities. Such laws and regulations govern, among other things: emissions to air; discharges to water; the generation, handling, storage, transportation, treatment and disposal of waste materials; and the cleanup of contaminated properties. Currently, we believe we are in compliance with these laws and regulations, but there is no assurance that we will not be adversely impacted by any such liabilities, costs or claims in the future, either under present laws and regulations or those that may be adopted or imposed in the future. If we are found not to be in compliance we may be subject to lawsuits asserting claims or fees, fines, or penalties, which could adversely affect our business.

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

As a public company, and particularly after we cease to be an “emerging growth company,” we will incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, or the Exchange Act, and regulations regarding corporate governance requirements relating to director independence, distributing annual and interim reports, shareholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct.  The listing requirements of the New York Stock Exchange, or the NYSE, have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations cause us to incur significant legal and financial compliance costs, and make some activities more time-consuming and costly. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

The Sarbanes Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404 of the Sarbanes Oxley Act, or Section 404, requires management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal control over financial reporting. As an emerging growth company, we expect to avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, we may no longer avail ourselves of this exemption when we cease to be an emerging growth company. When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.  For example, in connection with the audit of our consolidated financial statements for 2014 and 2015, material weakness in our internal control over financial reporting was identified.  While we have remediated this material weakness, we cannot provide assurance that additional material weaknesses will not occur in the future.

We have adopted certain new accounting pronouncements, and expect to adopt other new accounting pronouncements for 2019, that will result in changes to our previously reported results and forecasts and the patterns of our revenues, gross profit, net loss and other key metrics, including non-GAAP measures.

In May 2014, the FASB issued authoritative guidance regarding revenue from contracts with customers that specifies that revenue should be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration which the company expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning on or after December 15, 2017 and interim periods within those annual periods and will require enhanced disclosures. In addition, the FASB issued authoritative guidance in March 2017 related to the determination of the customer in a service concession arrangement, which is effective for annual reporting periods beginning on or after December 15, 2017 and interim periods within those annual periods. We adopted the guidance regarding both revenue from contracts with customers and the determination of the customer in a service concession contract (together referred to as “Adopted Revenue Guidance”) on a full retrospective basis on January 1, 2018 applying the guidance to all contracts that were not completed as of January 1, 2016.

While the Adopted Revenue Guidance will have no impact on the amount of cash generated under our contracts, we concluded that the timing and amount of revenue recognized under our contracts that are accounted for as service concession arrangements, including current contracts and those entered into in the future, will be different from the way we have recognized revenue through the year ended December 31, 2017. Under the Adopted Revenue Guidance, we are required to recognize revenue based on the completion of the identifiable performance obligations of the contract, including the construction of infrastructure for the customer and providing operating and maintenance services (“O&M”) on the infrastructure constructed for the customer, and the timing in which control is transferred to the customer for each of the performance obligations. This timing of revenue recognition, among other less material changes to the accounting for our contracts with customers, will have an effect on revenues, gross profit, net loss and other key metrics, including non-GAAP measures, for both current and potential future contracts entered into with customers. The Adopted Revenue Guidance will result in differences in our previously reported amount of revenues, gross profit, net loss and other key metrics, including non-GAAP measures.  See Note 2—“Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further discussion.

In addition, during February 2016 the FASB issued authoritative guidance regarding leases that requires lessees to recognize a lease liability and right‑of‑use asset for operating leases, with the exception of short‑term leases. In addition, lessor accounting was modified to align, where necessary, with lessee accounting modifications and the authoritative guidance regarding revenue from contracts with customers. This guidance will be effective for annual reporting periods beginning on or after December 15, 2018, including interim periods within those annual periods, and early adoption is permitted. The Company has developed its assessment approach and has begun evaluating the potential impact of the accounting and disclosure requirements on the consolidated financial statements. The Company expects to elect the practical expedients provided for within the authoritative guidance which exempts the Company from having to reassess: (i) whether expired or existing contracts contain leases, (ii) the lease classification for expired or existing leases, and (iii) initial direct costs for existing leases. For lessor accounting, as a result of electing the practical expedients, the Company does not anticipate material changes to the accounting for operating leases or sales-type leases that existed at the adoption date. For lessee accounting, the Company expects to recognize a lease liability and right-of-use asset for operating leases with a term of more than 12 months. The adoption of the lease guidance for lessor accounting could result in a change in the accounting for leases amended or new leases entered into after January 1, 2019 from how we have historically accounted for leases. This change in accounting could result in changes to revenues, gross profit, net loss and other key metrics, including non-GAAP measures.

As a result, our future reported financial results will change from those previously reported, making comparisons based on previously reported financial statements difficult.  While we expect to endeavor to educate the investment community regarding the impacts of adopting these new accounting pronouncements, there can be no assurance that their adoption will not cause confusion in the marketplace, which may adversely impact the trading price for our shares.

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

Each “Ten Percent Shareholder” (as defined below) in a non‑U.S. corporation that is classified as a “controlled foreign corporation,” or a CFC, for U.S. federal income tax purposes generally is required to include in income for U.S. federal tax purposes such Ten Percent Shareholder’s pro rata share of the CFC’s “Subpart F income” and investment of earnings in U.S. property, even if the CFC has made no distributions to its shareholders. Each Ten Percent Shareholder is also required to include in gross income its “global intangible low-taxed income,” (within the meaning of Code Section 951A) which is determined by reference to the income of CFCs of which such Ten Percent Shareholder is a Ten Percent Shareholder. Ten Percent Shareholders that are corporations may be entitled to a deduction equal to the foreign portion of any dividend when a dividend is paid. A non‑U.S. corporation generally will be classified as a CFC for U.S federal income tax purposes if Ten Percent Shareholders own in the aggregate, directly or indirectly, more than 50% of either the total combined voting power of all classes of stock of such corporation entitled to vote or of the total value of the stock of such corporation. A “Ten Percent Shareholder” is a U.S. person (as defined by the Code), who owns or is considered to own 10% or more of the total combined voting power of all classes of stock entitled to vote of such corporation or 10% or more of the value of all classes of stock of such corporation. The determination of CFC status is complex and includes attribution rules, the application of which is not entirely certain. We may currently be a CFC, and we may continue to be a CFC. In addition, even if we are not currently a CFC, it is possible that one or more shareholders treated as U.S. persons for U.S. federal income tax purposes will acquire, directly or indirectly, enough shares to be treated as a Ten Percent Shareholder after application of the constructive ownership rules and, together with any other Ten Percent Shareholders of the company, cause the company to be treated as a CFC for U.S. federal income tax purposes in the future. Holders are urged to consult their own tax advisors with respect to the potential adverse U.S. tax consequences of becoming a Ten Percent Shareholder in a CFC.

Comprehensive tax reform legislation could adversely affect our business and financial condition.

The U.S. government has recently enacted comprehensive tax legislation that includes significant changes to the taxation of business entities, commonly referred to as the “Tax Cuts and Jobs Act” (“TCJ Act”). These changes include, among others, a permanent reduction to the corporate income tax rate, limiting interest deductions, the elimination or modification of certain previously allowed deductions (including substantially limiting interest deductibility), allowing for the expensing of capital expenditures, and putting into effect the migration from a

“worldwide” system of taxation to a territorial system. The overall impact of this tax reform is uncertain, and it is possible that our business and financial condition could be adversely affected. We continue to examine the impact this tax reform legislation may have on our business. We urge our shareholders to consult with their legal and tax advisors with respect to any such legislation and the potential tax consequences of investing in our ordinary shares.

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

Sales of a substantial number of our ordinary shares in the public market or the perception that these sales might occur could significantly reduce the market price of our ordinary shares and impair our ability to raise adequate capital through the sale of additional equity securities.

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

We have never declared or paid any dividends on our ordinary shares. We currently intend to retain any earnings to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the future. In addition, our ability to pay dividends on our ordinary shares may be limited by restrictions under the terms of one of our credit agreements. As a result, you may only receive a return on your investment in our ordinary shares if the market price of our ordinary shares increases.

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

Please refer to “Our Desalination Plants” section within Item 1 included elsewhere in this Annual Report on Form 10-K for information on our desalination plants.

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

PART  II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our ordinary shares began trading on the New York Stock Exchange under the symbol “WAAS” on October 6, 2016. Prior to this date, there was no public trading market for our ordinary shares. The following tables show the high and low intra-day sale prices per share of our ordinary shares for the periods indicated:

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
High	$24.15	$18.83	$16.78	$17.70
Low	$14.30	$15.07	$13.45	$10.87

October 6, 2016 through December 31, 2016
High	$26.33
Low	$19.37

From January 1, 2018 through March 8, 2018, the high and low intra-day sale prices per share of our ordinary shares was $16.56 and $12.72, respectively. On March 8, 2018, the last reported sale price per share of our ordinary shares on the New York Stock Exchange was $13.53.

Holders

As of March 8, 2018, there were approximately 69 holders of record. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

Dividends

We have not paid any cash dividends on our ordinary shares since inception of the Company and do not anticipate paying cash dividends in the foreseeable future.

Securities authorized for issuance under equity compensation plans

The following table provides information about our ordinary shares that may be issued under all of our existing equity compensation plans as of December 31, 2017:

Plan Name	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a) (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b) (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (c) (Excluding Securities Reflected in Column (a)) (3) (4)
Equity compensation plans approved by shareholders
2016 Employee Stock Purchase Plan	—	$—	434,366
2016 Share Option and Incentive Plan	3,520,148	$18.02	2,308,693
AquaVenture Holdings LLC Amended and Restated Equity Incentive Plan	96,399	$22.03	—
Quench USA Holdings LLC 2014 Equity Incentive Plan	65,922	$23.66	—
Quench USA, Inc. 2008 Stock Plan	2,470	$36.14	—
Total	3,684,939	$18.24	2,743,059

(1)

In addition to the number of securities listed in this column, an aggregate 200,276 restricted share units and 10 restricted shares have been granted and remain unvested as of December 31, 2017 and 5,650 phantom share units have been granted and remain unissued as of December 31, 2017 under our existing equity compensation plans. The 200,276 unvested restricted share units and 5,650 phantom share units were issued under the 2016 Share Option and Incentive Plan (“2016 Equity Plan”). The 10 unvested restricted shares were issued under the AquaVenture Holdings LLC Amended and Restated Equity Incentive Plan.

(2)

 As of December 31, 2017, no options to purchase ordinary shares under the 2016 Employee Stock Purchase Plan (“2016 ESPP”) were outstanding. The 2016 ESPP provides that an additional number of shares will automatically be added to the shares authorized for issuance under the 2016 ESPP on January 1, 2017 and each January 1 thereafter through January 1, 2021. The number of shares added each year will be equal to the lesser of: (i) 1% of the number of shares issued and outstanding on the immediately preceding December 31, (ii) 200,000 shares, or (iii) such number of shares as determined by the administrator of the 2016 ESPP.

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

(4)

Issuances of securities under the AquaVenture Holdings LLC Amended and Restated Equity Incentive Plan, Quench USA Holdings LLC 2014 Equity Incentive Plan and Quench USA, Inc. 2008 Stock Plan Incentive Stock Option Plan ceased effective October 5, 2016 at the time of the effectiveness of the IPO. As a result, no securities remain available for issuance under these plans, other than issuances upon exercises of outstanding options.

Use of Proceeds from Registered Securities

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

Item 6. Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and related notes, and other financial information included in this Annual Report on Form 10-K.  The related financial data in this section are not intended to replace the consolidated financial statements and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K.

	Year Ended December 31,
	2017(6)(7)	2016(3)(4)(5)	2015(2)	2014(1)	2013
	(in thousands)
Consolidated Statements of Operations and Comprehensive Income Data:
Revenues:
Bulk water	$58,358	$55,861	$47,444	$38,989	$27,780
Rental	52,997	48,699	44,654	23,995	—
Other	9,796	9,540	8,237	4,143	—
Total revenues	121,151	114,100	100,335	67,127	27,780
Cost of revenues:
Bulk water	34,617	31,557	29,090	21,037	15,765
Rental	23,484	21,437	20,210	10,984	—
Other	5,779	5,142	4,190	2,091	—
Total cost of revenues	63,880	58,136	53,490	34,112	15,765
Gross profit	57,271	55,964	46,845	33,015	12,015
Selling, general and administrative expenses	69,648	68,159	49,437	31,653	11,764
Goodwill impairment	—	—	27,353	—	—
(Loss) income from operations	(12,377)	(12,195)	(29,945)	1,362	251
Other expense:
Gain on bargain purchase, net of deferred taxes	—	1,429	—	—	—
Interest expense	(12,095)	(11,224)	(8,512)	(5,155)	(961)
Interest income	4,150	674	5	7	12
Other income (expense)	(1,850)	1,299	(364)	(325)	(124)
Loss before income tax expense	(22,172)	(20,017)	(38,816)	(4,111)	(822)
Income tax expense (benefit)	3,622	455	2,973	(1,984)	387
Net loss	$(25,794)	$(20,472)	$(41,789)	$(2,127)	$(1,209)

Loss per share – basic and diluted (8)	$(0.98)	$(0.28)

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$118,090	$95,334	$17,802	$37,499	$14,277
Working capital	$129,418	$75,882	$5,619	$30,946	$8,181
Property, plant and equipment, construction in progress and long-term contract costs	$204,073	$213,002	$217,193	$129,983	$108,566
Total assets	$554,650	$536,696	$425,656	$374,666	$135,922
Current portion of long-term debt (9)	$6,483	$27,963	$19,347	$8,265	$7,886
Long-term debt (9)	$167,772	$115,753	$118,013	$76,102	$45,666
Class A redeemable convertible preferred shares	$—	$—	$—	$—	$86,397
Total shareholders’/members' equity (deficit)	$352,147	$367,506	$265,160	$271,969	$(10,357)

(1)	Includes the operations of Quench USA Inc. and Atlas Watersystems, Inc. (“Atlas”) from the respective dates of acquisition of June 6, 2014 and June 16, 2014.
(2)

Includes the operations of our bulk water business in the BVI from the date of acquisition of June 11, 2015. In addition, the Company recorded a goodwill impairment charge of $27.4 million related to the Quench reporting unit during 2015. The tax benefit associated with this impairment charge was $716 thousand.

(3)

Includes the operations acquired in the Peru Acquisition from the date of acquisition of October 31, 2016. In addition, we recorded a $1.4 million gain on bargain purchase, net of deferred taxes, from the Peru Acquisition in the Seven Seas Water reportable segment.

(4)	Includes IPO triggered cash compensation and associated payroll taxes of $6.1 million which was paid during the fourth quarter of 2016.
(5)	Includes a gain of $1.6 million on early extinguishment of a note payable on December 1, 2016.
(6)	Includes a loss of $1.4 million on early extinguishment of debt on August 4, 2017.
(7)	Includes the operations of PWI, Quench Canada, and Wellsys from the respective dates of acquisition of June 1, 2017, August 2, 2017 and September 8, 2017.
(8)

Represents loss per share and weighted-average shares outstanding for the period following the Corporate Reorganization and IPO. There were no ordinary shares outstanding prior to October 6, 2016 and, therefore, no loss per share information has been presented for any period prior to that date.

(9)

Long-term debt was refinanced in conjunction with a Corporate Credit Agreement which was entered into on August 4, 2017. See further discussion within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

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

Overview

AquaVenture Holdings Limited and its subsidiaries (the “Company”, “AquaVenture”, “we”, “us” and “our”) is a multinational provider of Water‑as‑a‑Service, or WAAS, solutions that provide our customers with a reliable and cost‑effective source of clean drinking and process water primarily under long‑term contracts that minimize capital investment by the customer. We believe our WAAS business model offers a differentiated value proposition that generates long‑term customer relationships, recurring revenue, predictable cash flow and attractive rates of return. We generate revenue from our operations in North America, the Caribbean and South America and are pursuing expansion opportunities in North America, the Caribbean, South America, Africa and other select markets.

We deliver our WAAS solutions through two operating platforms: Seven Seas Water and Quench. Seven Seas Water is a multinational provider of desalination and wastewater treatment solutions, providing more than 8.5 billion gallons of potable, high purity industrial grade and ultra‑pure water per year to governmental, municipal, industrial and hospitality customers. Quench, is a U.S.‑based provider of Point‑of‑Use, or POU, filtered water systems and related services to approximately 40,000 institutional and commercial customers, including more than half of the Fortune 500, throughout the United States and in Canada.

Our Seven Seas Water platform generates recurring revenue through long‑term contracts for the delivery of treated bulk water, generally based on the amount of water we deliver. The significant majority of our Seven Seas Water revenue is derived from our operations in six different locations as of December 31, 2017:

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

•

Peru: Seven Seas Water provides seawater and desalinated process water to a phosphate mine through a pipeline and seawater reverse osmosis facility having a capacity of approximately 2.7 million GPD, which we began operating after we completed the acquisition of all the outstanding shares of Aguas de Bayovar S.A.C. (“ADB”) and all the rights and obligations under a design and construction contract for a desalination plant and related infrastructure located in Peru (the “Peru Acquisition”) on October 31, 2016.

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

Our Quench platform generates recurring revenue from the rental and servicing of POU water filtration systems and related equipment, such as ice and sparkling water machines, and from the contracted maintenance of customer‑owned equipment. Quench also generates revenue from the sale of coffee and consumables under agreements requiring customers to purchase a minimum amount monthly in exchange for the use of a coffee brewer. Our annual unit attrition rate at December 31, 2017 was approximately 8%, implying an average rental period of more than 11 years. We receive recurring fees for the units we rent or service throughout the life of our customer relationship. We also receive non‑recurring revenue from some customers for certain services, such as installation, relocation or removal of equipment, as well as from the resale of equipment to both direct consumers and dealers. We achieve an attractive return on our rental assets due to strong customer retention. We provide our systems and services to a broad mix of industries, including government, education, medical, manufacturing, retail, and hospitality, among others. We operate principally throughout the United States and in Canada and are supported by a primary operations center in King of Prussia, Pennsylvania.

On June 1, 2017, we acquired substantially all of the assets of Pure Water Innovations, Inc. (“PWI”) pursuant to an asset purchase agreement for an aggregate purchase price of $2.0 million (“PWI Acquisition”). The assets acquired consisted primarily of in-place lease agreements and the related POU systems, which are generally located in North Carolina.

On August 2, 2017, effective August 1, 2017, we acquired substantially all of the assets and assumed certain liabilities of Quench Water Canada, Inc. (“Quench Canada”), pursuant to an asset purchase agreement for an aggregate purchase price of $758 thousand (“Quench Canada Acquisition”). The assets acquired consisted primarily of in-place lease agreements and the related POU systems, which are generally located in Ontario, Canada, and certain intellectual property.

On August 4, 2017, we entered into a $150.0 million senior secured credit agreement (the “Corporate Credit Agreement”) with a lender. We subsequently used approximately $100 million of the proceeds from the Corporate Credit Agreement to repay in full the outstanding principal on certain debt obligations.

On September 8, 2017, we acquired substantially all of the assets and assumed certain liabilities of Wellsys USA Corporation (“Wellsys”) pursuant to an asset purchase agreement for an aggregate purchase price of $6.9 million (“Wellsys Acquisition”). Wellsys is a supplier of high-quality branded and private-labeled POU water coolers and purifications systems. Headquartered in the greater Phoenix, Arizona area, Wellsys sells its products to a network of dealers in the United States, Canada, Mexico and South Africa.

On February 9, 2018, we entered into a binding agreement with Abengoa Water, S.L.U. to purchase a majority interest in a desalination plant in Accra, Ghana. The plant has the capacity to deliver approximately 18.5 million GPD of potable water to Ghana Water Company Limited (“GWCL”) under a long-term, U.S. dollar denominated water purchase agreement. The transaction is structured as the purchase of the entire share capital of Abengoa's subsidiary that holds a 56% economic interest in Befesa Desalination Developments Ghana Limited ("BDDG"), the Ghanaian company that owns the plant. The base purchase price for this interest is approximately $26 million, which is expected to be paid in cash, is subject to adjustment based on the results of negotiations with GWCL regarding changes to the water purchase agreement and with BDDG's lenders regarding the existing financing arrangements, among other things. Completion of the purchase, which is expected to occur by the end of the second quarter of 2018, is subject to the satisfaction of certain conditions precedent, including: (i) the receipt of required approvals from BDDG's other shareholders, as well as those required under BDDG's financing arrangements, (ii) the execution of a legally binding heads of terms among the Government of Ghana, GWCL and BDDG in which the parties agree to revise the water rates charged under the water purchase agreement and the indexation of those rates, (iii) the receipt of the approval of the credit committees of BDDG's lenders to changes to the terms and conditions of BDDG's financing arrangements, and (iv) there being no material breach by BDDG under the project or financing documents, as well as certain other customary closing conditions.

On February 15, 2018, we entered into an agreement to purchase all of the shares of Matrix BLI, Ltd. (“Matrix”) for a cash purchase price of approximately $3.0 million, subject to adjustment in accordance with the purchase agreement. Matrix owns a seawater reverse osmosis desalination plant in Long Island, The Bahamas with the capacity to deliver approximately 200 thousand gallons per day of potable water which is delivered to the Water and Sewage Corporation of The Bahamas under a long-term water purchase agreement. This deal is expected to close during second quarter of 2018 after satisfaction of customary closing conditions, including the approval of the Central Bank of The Bahamas.

On March 1, 2018, we acquired substantially all the water filtration assets and assumed certain liabilities of Wa-2 Water Company Ltd. for an aggregate purchase price of $5.2 million. The assets acquired consist primarily of in-place lease agreements and the related point-of-use systems, which are generally located in Vancouver, British Columbia.

While we routinely identify and evaluate potential acquisition candidates and engage in discussions and negotiations regarding potential acquisitions, there can be no assurance that any of our discussions or negotiations will result in an acquisition. If we enter into definitive agreements, there can be no assurances that all the conditions precedent to completing those acquisitions will be satisfied or waived, or that the acquisitions will be completed. Further, if we make any acquisitions, there can be no assurance that we will be able to operate or integrate any acquired businesses profitably or otherwise successfully implement our expansion strategy.

For the fiscal years ended December 31, 2017, 2016 and 2015, our consolidated revenue was $121.2 million, $114.1 million and $100.3 million, respectively. The $7.1 million increase from 2016 to 2017 was primarily due to inclusion of incremental revenues from our Peru operations acquired in October 2016 and increased rental revenues from our Quench segment. The $13.8 million increase from 2015 to 2016 was primarily due to additional revenues from our Seven Seas Water plant in the BVI, which was acquired in June 2015, and increased rental revenues and equipment sales from our Quench segment. Including both organic and inorganic growth, our CAGR for revenue was 39.9% from 2012 to 2017.

Operating Segments

We have two reportable segments that align with our operating platforms, Seven Seas Water and Quench. The segment determination is supported by, among other factors, the existence of individuals responsible for the operations of each segment and who also report directly to our chief operating decision maker (“CODM”), the nature of the segment’s operations and information presented to our CODM. For the year ended December 31, 2017, revenues for the Seven Seas Water and Quench segments represented approximately 48% and 52%, respectively, of our consolidated revenues.

Prior to January 1, 2017, we included the majority of certain general and administrative costs, primarily professional service fees and other expenses to support the activities of the registrant holding company, within the Seven Seas reportable segment. Beginning January 1, 2017, we began separating “Corporate and Other” for the CODM and for segment reporting purposes. The Corporate and Other administration function is not treated as a segment but includes certain general and administrative costs that are not allocated to either of the reportable segments. These costs include, but are not limited to, professional service fees and other expenses to support the activities of the registrant holding company. Corporate and Other does not include any labor allocations from the Seven Seas Water and Quench segments. We believe this presentation more accurately portrays the results of the core operations of each of the operating and reportable segments to the CODM. As a result of this change, we have restated prior periods for segment reporting purposes.

As part of the segment reconciliation, intercompany interest expense and the associated intercompany interest income are included but are eliminated in consolidation.

Components of Revenues and Expenses

Management reviews the results of operations using a variety of measurements and procedures including an analysis of the statements of operations and comprehensive income which management considers an important aspect of our performance analysis. To help the reader better understand the discussion of operating results, details regarding certain line items have been provided below.

On January 1, 2018, the Company adopted the guidance regarding both revenue from contracts with customers and the determination of the customer in a service concession contract on a full retrospective basis. The adoption will result in differences in the way our revenues, gross profit, net loss and other key metrics, including non-GAAP measures, are determined from the description below, which describe the policies in effect for the year ended December 31, 2017. For a discussion on the impacts of the Adopted Revenue Guidance on our financial statements, please refer to Note 2—“Summary of Significant Accounting Policies—New Accounting Pronouncements” to the Consolidated Financial Statements, included elsewhere in this Annual Report on Form 10-K.

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

Quench

Our Quench business generates recurring revenue from the rental and servicing of POU water filtration systems and related equipment, such as ice and sparkling water machines, and from the contracted maintenance of customer‑owned equipment. We also receive non‑recurring revenue from the resale of equipment and for certain services, such as installation, relocation and removal of equipment. Quench also generates revenue from the sale of coffee and consumables.

The majority of Quench customers rent our systems under multi‑year, automatically renewing contracts. We record the recurring fees received as revenue for the units we rent ratably throughout the term of each contract period. Non-recurring revenues are recorded at the time services are performed or upon the customer taking control of the equipment and/or products sold.

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

Expenditures for repairs and maintenance are expensed as incurred whereas betterments for property, plant and equipment owned by us that add capacity, significantly improve operating efficiency or extend the asset life are capitalized. For service concession arrangements, only expenditures that add production capacity are capitalized and depreciated over the estimated useful lives of the assets.

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

Quench

Cost of revenues for our Quench business consists primarily of the cost of personnel and travel for our field service, supply chain and technician scheduling and dispatch teams; depreciation of rental equipment and field service vehicles; the cost of equipment purchased for resale; the cost of coffee and related consumables; the cost of filters and repair parts; and freight costs. Expenditures incurred in connection with the installation of our rental equipment are capitalized and depreciated to cost of revenues over their estimated useful life.

Selling, General and Administrative Expenses

Each segment reports the selling, general and administrative expenses that pertain to its business. Selling, general and administrative expenses for each segment include acquisition‑related costs, if any, and share‑based compensation charges that are attributable to the segment. The time, cost and capital required to complete a plant acquisition are significant. Specifically, the costs incurred prior to the acquisition can include professional fees, travel costs and, in certain instances, success fees paid to third parties. These costs may be incurred well in advance of the completion of an acquisition.

Prior to January 1, 2017, the Company included the majority of certain general and administrative costs, primarily professional service fees and other expenses to support the activities of the registrant holding company, within the Seven Seas reportable segment. Beginning January 1, 2017, the Company began separating “Corporate and Other” for segment reporting purposes. The Corporate and Other administration function is not treated as a segment but includes certain general and administrative costs that are not allocated to either of the reportable segments. These costs include, but are not limited to, professional service fees and other expenses to support the activities of the registrant holding company. Corporate and Other does not include any labor allocations from the Seven Seas Water and Quench segments. The Company believes this presentation more accurately portrays the results of the core operations of each of the operating and reportable segments.

Seven Seas Water

Selling, general and administrative expenses for Seven Seas Water consist primarily of compensation and benefits (including salaries, benefits and share-based compensation), third‑party professional service fees and travel. Such expenses include personnel and travel costs of our business development organization, third party and internal engineering costs incurred in connection with new project feasibility studies or proposals, and costs for operating business development offices and activities. Selling, general and administrative expenses also include personnel and related costs for our executive, engineering, procurement, finance, human resources organizations and other administrative employees; third party professional service fees for consulting, legal, accounting and tax services; depreciation of office equipment and improvements and computer systems and software not directly related to the production of water or other water services; and other corporate expenses. In the future, we expect that our selling, general and administrative expenses will increase due to business development efforts in new markets and the general infrastructure to support our future growth.

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

Key Factors Affecting Our Performance and Comparability of Results

A number of key factors have affected and will continue to affect our performance and the comparison of our operating results, including matters discussed below and those items described in the section entitled “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

Seven Seas Water

The financial performance of our Seven Seas Water business has been, and will continue to be, significantly affected by our ability to identify and consummate acquisitions of, or to identify and secure new projects for, desalination, wastewater treatment and water reuse services with new and existing governmental, municipal, industrial, and hospitality customers. Performance of an existing plant site is generally consistent over time. Our performance and the comparability of results over time, however, are largely driven by the timing of events such as acquisitions of existing plants, securing new plant projects, plant expansions, and the extension, termination or expiration of water supply agreements. The timing of many of these events is unpredictable. New plant projects, plant expansions and plant acquisitions, when they do occur, require significant levels of cash and company resources before and after the commencement of revenue and their impact on our results of operations can be significant.

The table below summarizes significant events in 2017, 2016 and 2015 that affect performance and comparability of financial results for these and future periods:

			Capacity
			(Million	Commencement
Plant Name	Location	Event	GPD)	Date
CRU Refinery	Curaçao	Plant expansion	2.5	January 2015
Paraquita Bay	BVI	Plant acquisition	2.8	June 2015
Point Blanche	St. Maarten	Plant expansion - Phase 2	1.0	March 2016
Point Fortin	Trinidad	Plant expansion	1.2	July 2016
Aguas de Bayovar	Peru	Plant acquisition	2.7	October 2016
Paraquita Bay	BVI	Contract amendment (1)	N/A	January 2017

(1)

On August 4, 2017, we entered into an amended water purchase agreement with our customer in the British Virgin Islands to modify, effective January 1, 2017, certain contractual provisions related to the calculation of the water rate and the overall cash payment profile in exchange for other actions between us and the customer. All other terms of the original water purchase agreement remained unchanged. As a result of this contract amendment, gross margins for our Seven Seas Water segment will be lower than the comparable periods in 2016 for the remainder of the year.

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

Existing Customer Relationships

We expect to continue to grow our business with existing customers by expanding and extending the contractual term for existing plants to meet expected increasing customer demand, each of which will impact our performance and comparability of results. As the volume of water produced at an existing plant increases, we typically experience increased sales volume and a lower cost for each incremental gallon produced, and our customers benefit from an increased and reliable supply of water. Similarly, contract extensions and renewals provide economic benefits for both the customer and us. By the time we enter into an extension or renewal we have typically recovered meaningful portions of our capital investment and only incremental capital investment may be required. These factors provide a competitive advantage in a contract extension (or renewal) process and may enable us to reduce unit prices, sustain profitability and achieve an improved and continuing return on our invested capital.

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

Acquisition of Existing Operations

Revenue and expenses will increase upon an acquisition of existing plant operations from a third party, which could be a new customer, an existing customer, a third‑party project developer or a facility owner. In addition, the time, cost and capital required to complete a plant acquisition are significant. Specifically, the costs incurred prior to the acquisition can include professional fees, travel costs and, in certain instances, success fees paid to third parties. These costs may be incurred well in advance of the completion of an acquisition. Upon acquisition, plant operations may experience periods of downtime or reduced production levels as well as additional capital investment while we bring the plant up to our engineering and operating standards. We have completed seven acquisitions of existing plant operations since inception. In October 2016, we completed the Peru Acquisition for an aggregate purchase price of $46.5 million. Results after the October 2016 date of acquisition are included in the results of operations for the Seven Seas Water segment. Acquisitions are a part of our Seven Seas Water growth strategy and accordingly our ability to grow could be impacted by our effectiveness in completing and integrating our acquisitions.

Entry into New Markets

Our future performance will be affected by our investment and success in securing business in new markets. While continuing to penetrate the Caribbean market, we have also expanded our business development efforts to pursue a global business footprint in North America, South America, Africa and other select markets. As we continue to pursue entry into new markets, we may incur increasing expenses for business development that may be sustained for long periods of time before realizing the benefit of incremental revenues. In addition, our entry into some new markets may be better served through partnering arrangements such as joint ventures, which may result in a minority position. Such an arrangement may be economically attractive even though, in some circumstances, we may not be able to consolidate the operating results of a partnering arrangement with our own operating results.

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

Due to the capital-intensive nature of our business and the relatively high level of fixed costs such as depreciation and long‑term contract amortization, our Seven Seas Water business model is characterized by high levels of operating leverage. As a result, significant swings in production volume will favorably or unfavorably impact profitability more significantly than business models with less operating leverage. We have mitigated the downside risk of declines in plant production through the inclusion of minimum customer purchase requirements in six of our eight water supply contracts with our major customers. In the other two water supply contracts, we have contractual rights to be the exclusive water supplier or our customer must purchase all the water we produce and we must provide volume at a specified percentage of installed capacity. We design our plants to meet or exceed contractual supply requirements but our failure to meet minimum supply requirements could result in penalties that may adversely affect our financial performance.

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

Our operations center in Tampa, Florida and our organization in Santiago, Chile incur significant selling, general and administrative expenses that are intended to support our plans for future growth. Certain of these expenses, in particular those related to business development, are largely discretionary and not correlated specifically to short‑term changes in revenue. Direct engineering cost, including allocated overhead, for personnel at our operations center are capitalized as a project cost based on hours incurred on active plant construction projects which can change from period to period. The timing of new hires, the utilization of engineering personnel and the spending in these areas may affect the comparability of our results. In addition, we expect to incur increased legal, accounting and other expenses as we pursue our expansion strategy and as a public company, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, or the Exchange Act, and the listing requirements of the New York Stock Exchange. We anticipate that such operating costs as a percentage of revenue will moderate over the long- term if and as our revenues increase.

Contractually Scheduled and Negotiated Changes to Terms and Conditions

Our Seven Seas Water business is conducted in accordance with the terms of long‑term water supply contracts that, among other things, may provide for minimum customer purchases, guaranteed supply volumes and specified levels of pricing based on the volume of water purchased during the billing period. These contractual features are key determinants of plant revenue and plant profitability. Certain of our contracts provide for contractually scheduled price changes. In addition, most of our contracts include provisions to increase prices in accordance with a specified inflation index such as the consumer price index. From time to time, we may also negotiate pricing changes with our customers as part of an arrangement to, among other things, extend or renew a contract, expand plant capacity or increase minimum volumes pursuant to a take‑or‑pay agreement or a combination thereof.

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

•

seasonal fluctuations or downturns in the general economy can be expected to adversely affect demand from customers for whom tourism is a significant economic driver, including our municipal or resort customers;

•

economic cycles may affect the industrial customers we serve, especially those in the energy and mining sectors where volatility in commodity prices or consolidation of capacity could adversely affect customer demand;

•	excessive periods of rain or drought can impact primary demand;
•	destruction caused by floods, tropical storms and hurricanes which can impact primary demand as well as cause delays in collections from our customers;
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

Customer Relationships

We believe that our existing customers continue to provide significant opportunities for us to offer additional products and services. These opportunities include the rental of additional or upgraded water coolers, as well as the rental of equipment from our newer product lines enabled by POU water filtration, such as ice machines, sparkling water coolers and coffee brewers. In addition, we expect to invest to grow the sales of consumables associated with our systems, such as coffee and related consumables, and continue to pursue the resale of equipment to customers who prefer to own, rather than lease, their equipment.

Typically, we rent our systems to customers on multi‑year, automatically‑renewing contracts, and we anticipate extending our relationships with existing customers beyond the initial contract term. Some customers terminate their agreements during the agreement term, typically due to financial constraints, and others cancel at the end of the term. Our annual unit attrition rate at December 31, 2017 was approximately 8%, implying an average rental period of more than 11 years. Our ability to retain our existing customer relationships will affect our performance and is affected by a number of factors, including the effectiveness of our retention efforts, the quality of our products and service, our pricing, competitive dynamics in the industry, product availability, and the health of the economy. In addition, the non-recurring revenue from the sale of equipment, coffee and consumables, is less predictable and can change based on fluctuations in demand in a specific period.

Strategic Acquisitions

The POU water filtration industry is highly fragmented, with a large number of local competitors and several larger regional operators. Quench has completed seventeen acquisitions since 2008, nine of which occurred after our acquisition of Quench in 2014, three of which occurred during 2017 and three of which occurred in early 2018. We believe the six recent acquisitions are indicative of the opportunity for future inorganic growth.

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

On March 1, 2018, we acquired substantially all the water filtration assets and assumed certain liabilities of Wa-2 Water Company Ltd. for an aggregate purchase price of $5.2 million. The assets acquired consist primarily of in-place lease agreements and the related point-of-use systems, which are generally located in Vancouver, British Columbia.

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

A majority of Quench rental agreements are priced at fixed rates for periods from three to five years. As a result, our gross margins are exposed to potential cost of sales increases that cannot be immediately offset by price adjustments. The volume, mix and pricing of equipment and consumables purchased for immediate resale (as opposed to rental) can impact the consistency and comparability of our results. The overall compensation of field service and supply chain support (along with the costs of associated vehicles), as well as the use of outside service providers, may affect our gross margins.

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

In March 2016, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that simplifies the determination of which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting. This guidance is effective for annual reporting periods beginning on or after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted. We adopted this guidance on April 1, 2017, on a prospective basis. There is no material difference as compared to our policy prior to the adoption of the pronouncement. As such, there was no impact to the consolidated financial statements for the year ended December 31, 2017 as a result of this adoption.

In November 2016, the FASB issued authoritative guidance that requires inclusion of cash and cash equivalents that have restrictions on withdrawal or use in total cash and cash equivalents on the statement of cash flows. This guidance will be effective for annual reporting periods beginning on or after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted. We have adopted this guidance on January 1, 2017. We now present the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows and no longer present transfers between cash and cash equivalents and restricted cash and restricted cash investments in the statement of cash flows. Cash, cash equivalents and restricted cash stated in the consolidated statement of cash flows represent the addition of cash and cash equivalents, restricted cash classified as current and restricted cash classified as non-current line items in the consolidated balance sheet. The adoption was on a retrospective basis and the consolidated statement of cash flows for the years ended December 31, 2016 and 2015 have been adjusted to reflect the adoption. The adoption does not have any impact on our consolidated balance sheet or statements of operations and comprehensive income.

In January 2017, FASB issued authoritative guidance that updates and clarifies the definition of a business with the objective of adding guidance to assist in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance will be effective for annual reporting periods beginning on or after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted. We adopted this guidance on April 1, 2017, on a prospective basis. There was no impact to the consolidated financial statements for the year ended December 31, 2017 as a result of this adoption.

In January 2017, the FASB issued authoritative guidance that simplifies the test for goodwill impairment. This guidance will be effective for annual reporting periods beginning on or after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted upon interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We early adopted this guidance in the fourth quarter of 2017 in conjunction with our annual goodwill impairment testing for 2017. There was no impact to the consolidated financial statements for the year ended December 31, 2017 as a result of this adoption.

New Accounting Pronouncements

In October 2016, the FASB issued authoritative guidance that requires the recognition of income tax consequences of intercompany asset transfers other than inventory at the transaction date. This guidance will be effective for annual reporting periods beginning on or after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted as of the beginning of an annual period. We adopted this guidance on January 1, 2018 on a modified retrospective basis. There was no impact to the consolidated financial statements as a result of this adoption.

In February 2016, the FASB issued authoritative guidance regarding leases that requires lessees to recognize a lease liability and right of use asset for operating leases, with the exception of short term leases. In addition, lessor accounting was modified to align, where necessary, with lessee accounting modifications and the authoritative guidance regarding revenue from contracts with customers. In January 2018, the FASB proposed additional authoritative guidance which provided an option to apply transition provisions under the standard at adoption date rather than the earliest comparative period presented as well as added a practical expedient that would permit lessors to not separate non-lease components from the associated lease components if certain conditions are met. Once finalized, this guidance will be effective, in conjunction with the new lease standard, for annual reporting periods beginning on or after December 15, 2018, including interim periods within those annual periods, and early adoption is permitted. We have developed our assessment approach and have begun evaluating the potential impact of the accounting and disclosure requirements on the consolidated financial statements. We expect to elect the practical expedients provided for within the authoritative guidance which exempts us from having to reassess: (i) whether expired or existing contracts contain leases, (ii) the lease classification for expired or existing leases, and (iii) initial direct costs for existing leases. For lessor accounting, as a result of electing the practical expedients provided, we do not anticipate material changes to the accounting for operating leases or sales-type leases that existed at the adoption date. For lessee accounting, we expect to recognize a lease liability and right-of-use asset for operating leases with a term of more than 12 months. During the fourth quarter of 2017, we decided to forego early adoption and will adopt the standard on January 1, 2019. We continue to evaluate the potential impact of the accounting and disclosure requirements on the consolidated financial statements. We expect to finalize our assessment during 2018.

In May 2014, the FASB issued authoritative guidance regarding revenue from contracts with customers which specifies that revenue should be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration which we expect to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning on or after December 15, 2017 and interim periods within those annual periods and will require enhanced disclosures. In addition, the FASB issued authoritative guidance in March 2017, related to the determination of the customer in a service concession arrangement, which is effective for annual reporting periods beginning on or after December 15, 2017 and interim periods within those annual periods.

We adopted the guidance regarding both revenue from contracts with customers and the determination of the customer in a service concession contract (together referred to as “Adopted Revenue Guidance”) on a full retrospective basis on January 1, 2018 applying the guidance to all contracts that were not completed as of January 1, 2016. Results for periods beginning after January 1, 2016 will be adjusted to conform to the Adopted Revenue Guidance while periods prior to January 1, 2016 will continue to be reported under the accounting standards in effect for the prior periods. Several of our contracts were impacted primarily due to the identification of multiple performance obligations within a single contract. However, the Adopted Revenue Guidance will have no cash impact and, therefore, will not affect the economics of our underlying customer contracts. As a result of the adoption, we recorded a cumulative net increase of $8.4 million to accumulated deficit as of January 1, 2016. For a discussion on the impacts of the Adopted Revenue Guidance on our financial statements, please refer to Note 2—“Summary of Significant Accounting Policies—New Accounting Pronouncements” to the Consolidated Financial Statements, included elsewhere in this Annual Report on Form 10-K.

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

As mentioned previously, we have adopted authoritative guidance in the fourth quarter of 2017 which simplified the test for goodwill impairment. For the 2017 goodwill impairment assessment, we performed a qualitative assessment of each reporting unit. Based upon the qualitative assessments, it was determined that there was substantial evidence that it was more likely than not that the fair value for both the Seven Seas Water and Quench reporting units were more than the carrying values. As such, no quantitative assessment was deemed necessary.

For the 2016 goodwill impairment assessment, we first performed a qualitative assessment of each reporting unit. Based upon the qualitative assessments, it was determined that there was not substantial evidence that it was more likely than not that the fair value for both the Seven Seas Water and Quench reporting units were more than the carrying values. As a result, the Company performed the first step of the goodwill impairment assessment. Upon the completion of the first step, the Company determined that the fair values exceeded carrying values for both for the Seven Seas Water and Quench reporting units; therefore, the second step of the test to determine the implied fair value of goodwill for both the Seven Seas Water and Quench reporting units was not required and no goodwill impairment was recorded. The Company calculated that the fair values exceeded the carrying values of the Seven Seas Water and Quench reporting units by 130% and 10%, respectively. For the Quench reporting unit, a deterioration in the forecast or assumptions made could result in a material impairment charge in future periods.

Other intangible assets consist of certain trade names, customer relationships and non‑compete agreements. Intangible assets which have a finite life are amortized over their estimated useful lives on a straight‑line basis. Customer relationships which have a finite life are amortized on an accelerated basis based on the projected economic value of the asset over its useful life. Intangible assets with a finite life are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite‑lived intangible assets, which consist of certain trade names, are not amortized but are tested for impairment at least annually or more frequently if events or circumstances indicate the asset may be impaired. No impairment was recorded during the years ended December 31, 2017 and 2016.

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

The valuation of net assets acquired in a business combination determines the allocation of purchase price to specific assets and the subsequent recognition of expense. A change in our estimate of the value assigned to intangibles or contract intangibles classified as long-term contract costs acquired through these business combinations or a change in our estimate of useful life for the intangibles or contract intangibles classified as long-term contract costs could impact the amount of amortization expense recorded in any period. A 10% change in the amortization expense recorded for the year ended December 31, 2017 would have impacted our pre‑tax net loss by approximately $1.0 million.

If an acquisition does not meet the definition of a business combination, then we account for the transaction as an asset acquisition. In an asset acquisition, goodwill is not recognized, but rather any excess consideration transferred over the fair value of the net assets acquired is allocated on a relative fair value basis to the identifiable net assets. In addition, transaction-related expenses are capitalized and allocated to the net assets acquired on a relative fair value basis.

Share‑Based Compensation

We account for share‑based compensation by measuring the cost of employee services received in exchange for an award of equity instruments based on the grant‑date fair value. The cost is recognized over the requisite service period, net of adjustments for forfeitures as they occur.

We have several equity award plans, including plans which were established prior to the Corporate Reorganization and IPO and one which became effective upon the effectiveness of the IPO. See Note 12—“Share-based Compensation” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a complete discussion on all our equity award plans and the effects of the Corporate Reorganization and IPO on these plans.

We expense the fair value of share‑based compensation awards over the requisite service period, which is typically the vesting period. The expense is then adjusted for forfeitures as they occur. We estimate the grant date fair value of options and other equity awards with hurdle rates using the Black‑Scholes option‑pricing model that requires management to apply judgment and make estimates, including:

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

Prior to our IPO, there were significant judgments and estimates inherent in the determination of the fair value of our shares. These judgments and estimates included assumptions regarding our future operating performance, the time to completing an initial public offering, or other liquidity event, the related company valuations associated with such events, and the determinations of the appropriate valuation methods. If we had made different assumptions, our share‑based compensation expense and net loss could have been significantly different. A 10% change in share‑based compensation expense recorded for the year ended December 31, 2017 would have impacted our pre‑tax net loss by approximately $1.2 million.

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

Prior to the Corporate Reorganization, AquaVenture Holdings LLC was our parent company and was not subject to U.S. federal or state income taxes and items of taxable income and expense were allocated to its members in accordance with the provisions of the LLC agreement. Under the terms of our limited liability company agreement, we were required to distribute to each member a cash distribution equal to the federal taxable income allocated to such member times the highest statutory combined federal and state income tax rate for the jurisdiction in which any member is domiciled.

We do not believe that there is a reasonable likelihood that there will be a material change in our liability for uncertain income tax positions or our effective income tax rate. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses that could be material. We recorded a valuation allowance of $20.4 million as of December 31, 2017 related primarily to net operating losses.

A 0.50% change in our effective income tax rate would have impacted our net loss for the year ended December 31, 2017 by approximately $0.1 million.

Results of Operations

The Seven Seas Water segment results include the BVI operations for the periods following its acquisition on June 11, 2015. In addition, the Seven Seas Water segment results include the results from the Peru Acquisition for the periods following its completion on October 31, 2016. Through ADB, we sell water, on a take-or-pay basis, to our customer under an operating and maintenance (“O&M”) contract, while pursuant to the design and construction contract, we receive payments that are accounted for as a note receivable. These contracts with the customer are structured differently from those with our other Seven Seas Water customers. Only the operating activities related to the O&M contract are included in revenues and cost of revenues. The payments received on the design and construction contract includes amounts accounted for as principal repayments, which are not reflected in the consolidated statements of operations and comprehensive income. Because the contracts are structured differently from our other Seven Seas Water customer contracts, the inclusion of our Peru operations has a negative impact on Seven Seas Water gross margins as the profitability profile of the O&M contract by itself is lower than other Seven Seas Water customer contracts.

The Quench segment results include the operations of Quench only for the periods following its acquisition on June 6, 2014 and the operations of Atlas only for the period following its acquisition on June 16, 2014. In addition, the Quench segment results include the results from the Wellsys Acquisition following its completion on September 8, 2017. Through Wellsys, we sell high-quality branded and private-labeled POU water coolers and purification systems to a network of dealers in the United States, Canada, Mexico and South Africa. Because the gross margins are typically lower for dealer equipment sales than Quench’s existing direct customer equipment sales business, the inclusion of Wellsys will have a negative impact on Quench’s gross margins.

Further, the operating expenses of the parent, AquaVenture Holdings Limited, are reported separately from the two operating and reportable segments below. See “Operating Segments” located in the “Overview” section above for more information.

The following table sets forth the components of our consolidated statements of operations and comprehensive income for each of the periods presented.

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Revenues:
Bulk water	$58,358	$55,861	$47,444
Rental	52,997	48,699	44,654
Other	9,796	9,540	8,237
Total revenues	121,151	114,100	100,335
Cost of revenues:
Bulk water	34,617	31,557	29,090
Rental	23,484	21,437	20,210
Other	5,779	5,142	4,190
Total cost of revenues	63,880	58,136	53,490
Gross profit	57,271	55,964	46,845
Selling, general and administrative expenses	69,648	68,159	49,437
Goodwill impairment	—	—	27,353
Loss from operations	(12,377)	(12,195)	(29,945)
Other expense:
Interest expense, net	(7,945)	(10,550)	(8,507)
Other (expense) income, net	(1,850)	2,728	(364)
Loss before income tax expense	(22,172)	(20,017)	(38,816)
Income tax expense	3,622	455	2,973
Net loss	$(25,794)	$(20,472)	$(41,789)

The following table sets forth the components of our consolidated statements of operations and comprehensive income for each of the periods presented as a percentage of revenue.

	Year Ended December 31,
	2017	2016	2015
Revenues:
Bulk water	48.2%	48.9%	47.3%
Rental	43.7%	42.7%	44.5%
Other	8.1%	8.4%	8.2%
Total revenues	100.0%	100.0%	100.0%
Cost of revenues:
Bulk water	28.6%	27.7%	29.0%
Rental	19.4%	18.8%	20.1%
Other	4.8%	4.5%	4.2%
Total cost of revenues	52.8%	51.0%	53.3%
Gross profit	47.3%	49.0%	46.7%
Selling, general and administrative expenses	57.5%	59.7%	49.3%
Goodwill impairment	—%	—%	27.3%
Loss from operations	(10.2)%	(10.7)%	(29.8)%
Other expense:
Interest expense, net	(6.6)%	(9.2)%	(8.5)%
Other (expense) income, net	(1.5)%	2.4%	(0.4)%
Loss before income tax expense	(18.3)%	(17.5)%	(38.7)%
Income tax expense	3.0%	0.4%	3.0%
Net loss	(21.3)%	(17.9)%	(41.6)%

Comparison of Year Ended December 31, 2017 and 2016

Revenues

The following table presents revenue for each of our two operating segments:

	Year Ended
	December 31,		Change
	2017	2016	Dollars	Percent
	(dollars in thousands)
Revenues:
Seven Seas Water	$58,358	$55,861	$2,497	4.5%
Quench	62,793	58,239	4,554	7.8%
Total revenues	$121,151	$114,100	$7,051	6.2%

Our total revenues of $121.2 million for the year ended December 31, 2017 increased $7.1 million, or 6.2%, from $114.1 million for the year ended December 31, 2016.

Seven Seas Water revenues for the year ended December 31, 2017 increased $2.5 million, or 4.5%, compared to the same period of 2016.  This was mainly due to the inclusion of incremental revenues of $3.2 million from our Peru operations, which were acquired in October of 2016, and a $1.1 million increase in revenues over the prior year at our Trinidad plant due to an increase in volume of water delivered to our customer resulting from a plant expansion completed of 2016, net of a reduction in the average per unit price charged due to a lower rate being charged for incremental water delivered in excess of certain thresholds.  These increases were partially offset by a $1.8 million reduction in revenues from our BVI plant due to rate adjustments in connection with the August 4, 2017 contract amendment and $0.3 million lower revenues at our St. Maarten plants primarily driven by Hurricanes Irma and Maria in September 2017.

Quench revenues for the year ended December 31, 2017 increased $4.6 million, or 7.8%, compared to the same period of 2016, which included 4.8% of inorganic growth and 3.0% organic growth.  Rental revenues increased $4.3 million, or 8.8%, compared to the prior year, which was comprised of 7.8% organic growth due to additional units placed under new leases in excess of unit attrition, and 1.0% inorganic growth from the Quench Canada and Pure Water Innovations acquisitions completed in August and June 2017, respectively.  Other revenues increased $0.2 million, or 2.7%, compared to the prior year, due to $2.4 million of dealer equipment sale revenue in connection with the Wellsys Acquisition and a $0.3 million increase in coffee sales, partially offset by a $2.4 million reduction in direct customer equipment sales, primarily related to a single large customer.

Cost of revenues, gross profit and gross margin

The following table presents the major components of cost of revenues, gross profit and gross margin for our two operating segments:

	Year Ended
	December 31,		Change
	2017	2016	Dollars	Percent
	(dollars in thousands)
Cost of Revenues:
Seven Seas Water	$34,617	$31,557	$3,060	9.7%
Quench	29,263	26,579	2,684	10.1%
Total cost of revenues	$63,880	$58,136	$5,744	9.9%
Gross Profit:
Seven Seas Water	$23,741	$24,304	$(563)	(2.3)%
Quench	33,530	31,660	1,870	5.9%
Total gross profit	$57,271	$55,964	$1,307	2.3%
Gross Margin:
Seven Seas Water	40.7%	43.5%
Quench	53.4%	54.4%
Total gross margin	47.3%	49.0%

Seven Seas Water gross margin for the year ended December 31, 2017 decreased 280 basis points to 40.7% compared to 43.5% for the prior year.  The decrease was mainly due to: (i) the reduction in gross margin for our BVI operations from the aforementioned contract amendment, and (ii) the inclusion of our Peru operations, which negatively impacted gross margin due to the lower margin profile of the operating and maintenance contract included in our operating results and elevated repairs and maintenance expense during the year, part of which was planned in connection with our post-acquisition integration and part of which was driven by adverse weather conditions in Peru earlier in the year. As a result of the aforementioned BVI contract amendment and the inclusion of the O&M contract for our Peru operations, we expect gross margins for our Seven Seas Water segment to continue at these levels in 2018.

Quench gross margin for the year ended December 31, 2017 declined 100 basis points to 53.4% compared to 54.4% for the prior year.  The decrease was primarily due to a decline in other gross margin related to higher-margin direct customer equipment sales, and growth of lower-margin product lines, including coffee and Wellsys dealer equipment sales. As a result of the growth of the lower-margin product lines, we expect gross margins for the Quench segment to continue to decline slightly in 2018.

Selling, general and administrative expenses

The following table presents the components of selling, general and administrative, or SG&A, expenses for our two operating segments:

	Year Ended
	December 31,		Change
	2017	2016	Dollars	Percent
	(dollars in thousands)
Selling, General and Administrative Expenses:
Seven Seas Water	$25,658	$21,590	$4,068	18.8%
Quench	39,400	44,092	(4,692)	(10.6)%
Corporate and Other	4,590	2,477	2,113	85.3%
Total selling, general and administrative expenses	$69,648	$68,159	$1,489	2.2%

Total SG&A expenses for the year ended December 31, 2017 increased $1.5 million, or 2.2%, as compared to the same period of 2016.

Seven Seas Water SG&A expenses for the year ended December 31, 2017 increased $4.1 million, or 18.8%, compared to the prior year. The increase was mainly due to a $5.1 million increase in share-based compensation primarily resulting from the equity award grants following our initial public offering (“IPO”) in the fourth quarter of 2016 (the “IPO Grant”), partially offset by $0.4 million lower third-party engineering services associated with business development activities, $0.4 million lower compensation and benefits expense resulting from lower discretionary compensation and a $0.4 million reduction in acquisition-related costs resulting from elevated costs in connection with the closing of the Peru Acquisition in the prior year.  Seven Seas Water SG&A expenses as a percentage of revenue were 44.0% for the year ended December 31, 2017, compared to 38.6% for the prior year, which was primarily driven by the increase in share-based compensation expense as discussed above.

Quench SG&A expenses for the year ended December 31, 2017 decreased $4.7 million, or 10.6%, compared to the prior year. The decrease was primarily due to (i) IPO triggered compensation and associated payroll taxes of $6.1 million which was recorded during the fourth quarter of 2016; (ii) a $1.1 million decrease in expenses during 2017 related to the implementation of a new software as a service (“SAAS”) based enterprise resource planning (“ERP”) system; and (iii) $0.9 million lower depreciation expense related to the acceleration of depreciation on an existing ERP system during 2016.  Partially offsetting this decrease was a $2.0 million increase in share-based compensation primarily resulting from the IPO Grant and a $1.0 million increase in amortization expense of deferred lease costs related to incremental units placed on lease. Quench SG&A expenses as a percentage of revenue were 62.7% for the year ended December 31, 2017, compared to 75.7% for the prior year.

Corporate and Other SG&A expenses for the year ended December 31, 2017 increased $2.1 million compared to the prior year.  The increase was mainly due to a $1.3 million increase in insurance and professional fees, including elevated legal, audit and consulting and advisory costs since becoming a public company in October of 2016, and costs incurred in connection with our Sarbanes Oxley Act implementation efforts and the adoption of the new revenue and lease accounting guidance.  In addition, share-based compensation increased $0.6 million from incremental equity awards granted to certain members of our board of directors in late 2016 and throughout 2017.

Other expense

	Year Ended
	December 31,		Change
	2017	2016	Dollars	Percent
	(dollars in thousands)
Interest expense, net	$(7,945)	$(10,550)	$2,605	(24.7)%
Other (expense) income, net	(1,850)	2,728	(4,578)	(167.8)%
Total other expense	$(9,795)	$(7,822)	$(1,973)	25.2%

Interest expense, net for the year ended December 31, 2017 decreased $2.6 million compared to the prior year, primarily due to $3.0 million of interest income earned on the payments we received on the design and construction contract acquired in the Peru Acquisition and a $0.5 million increase in interest income earned on cash balances, partially offset by a $0.9 million increase in interest expense resulting from increased borrowings in connection with the Corporate Credit Agreement entered into  in August 2017.

Other expense for the year ended December 31, 2017 of $1.9 million decreased $4.6 million compared to other income of $2.7 million for the prior year.  The decline was mainly due to (i) $1.4 million of loss on debt extinguishment recorded in 2017 from the early extinguishment of the debt in Trinidad, USVI, Curaçao and Quench that was replaced with the Corporate Credit Agreement, (ii) $1.4 million gain, net of deferred taxes, recorded in the fourth quarter of 2016 as a result of the Peru Acquisition being considered a bargain purchase and (iii) a $1.6 million gain recorded in the fourth quarter of 2016 from the early extinguishment of a seller note payable related to our BVI acquisition.

 Income tax expense

	Year Ended
	December 31,		Change in
	2017	2016	Dollars
	(dollars in thousands)
Income tax expense	$3,622	$455	$3,167
Effective tax rate	(16.3)%	(2.3)%

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

For the year ended December 31, 2017, we incurred a consolidated pre-tax loss of $22.2 million, which was composed of: (i) an aggregate of $27.2 million of pre-tax losses in jurisdictions which either do not impose an income tax or we do not believe it is more likely than not that we will realize the benefit of such losses and (ii) an aggregate of $5.0 million of pre-tax income in taxable jurisdictions. For the year ended December 31, 2016, we incurred a consolidated pre-tax loss of $20.0 million, which was composed of: (i) an aggregate of $21.5 million of pre-tax losses in jurisdictions which either do not impose an income tax or we do not believe it is more likely than not that we will realize the benefit of such losses and (ii) an aggregate of $1.5 million of pre-tax income in taxable jurisdictions.

Income tax expense for the years ended December 31, 2017 and 2016 was $3.6 million and $0.5 million, respectively. Income tax expense for the years ended December 31, 2017 and 2016 were composed of a current tax of $2.0 million and $0.2 million, respectively, and deferred tax expense of $1.7 million and $0.3 million, respectively. The increase in income tax expense for the year ended December 31, 2017 as compared to the same period in 2016 was primarily the result of: (i) increase in current expense related to withholding taxes ; (ii) increase in current expense related to an increase in taxable income generated by our Peru operations, which were acquired in October 2016, as compared to a pre-tax loss generated in 2016 due to acquisition-related expenses, which generated a tax benefit; (iii) increase in deferred expense recorded for the correction of an immaterial prior period error related to a change in the income tax rate in a foreign jurisdiction; and (iv) increase in deferred expense recorded for the recognition of a deferred tax liability for an indefinite-lived asset. These increases were partially offset by a reduction in income tax expense for our other jurisdictions due to a change in an estimated income tax benefit previously recorded in a foreign jurisdiction and a reduction in the statutory tax rate for certain jurisdictions.

On December 22, 2017, the United States enacted tax reform legislation known as the H.R. 1, commonly referred to as the “Tax Cuts and Jobs Act” (“TCJ Act”), resulting in significant modifications to existing law. Among other changes, the TCJ Act permanently lowers the corporate federal income tax rate to 21% from the existing maximum rate of 35% effective for tax years beginning after December 31, 2017. As a result of the reduction of the corporate federal income tax rate, we revalued our net deferred tax assets and recorded an income tax expense of approximately $7.9 million in the affected jurisdictions as of December 31, 2017. In addition, we recorded an $8.0 million income tax benefit for a corresponding reduction in the valuation allowance on the net deferred tax assets that were subject to the revaluation. For the year ended December 31, 2017, TCJ Act had a net aggregate impact on income tax benefit of approximately $0.1 million. The other provisions of the TCJ Act are not expected to have a material impact on our consolidated financial statements.

Cash paid for income taxes was $1.4 million and $0.4 million during the years ended December 31, 2017 and 2016, respectively.

Comparison of the Years Ended December 31, 2016 and 2015

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

Seven Seas Water revenues for the year ended December 31, 2016 increased $8.4 million, or 17.7%, compared to the same period of 2015, mainly due to the inclusion of revenues from our acquisition of Seven Seas Water (BVI) Ltd. in June 2015 and the Peru Acquisition in October 2016 which contributed to an increase in the volume of water delivered year over year.  Excluding the aforementioned acquisitions, which contributed $8.3 million of incremental revenues during 2016 compared to 2015, Seven Seas Water revenues were also impacted by: (i) an increase in revenues of $0.6 million as compared to 2015 at our Trinidad plant due primarily to an increase in the volume of water delivered to our customer resulting from a plant expansion completed in 2016, net of a reduction in the average per unit price charged due to a lower rate being charged for incremental water delivered in excess of certain thresholds; (ii) an increase in revenues of $0.6 million as compared to 2015 at our St. Maarten plants primarily due to an increase in the contractual minimum take-or-pay provision without a commensurate increase in the volume of water demanded by the customer; (iii) a reduction in revenues of $0.8 million as compared to 2015 primarily due to revenues generated in 2015 from project management services in Saudi Arabia and parts and inventory sales to an existing customer that did not recur in 2016; and (iv) a reduction in revenues of $0.5 million at our plants in the USVI due to a decrease in volume of water demanded from our customers.

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

Selling, general and administrative expenses

The following table presents the components of selling, general and administrative expenses for our two operating platforms:

	Year Ended
	December 31,		Change
	2016	2015	Dollar	Percent
	(dollars in thousands)
Selling, General and Administrative Expenses:
Seven Seas Water	$21,590	$15,871	$5,719	36.0%
Quench	44,092	31,863	12,229	38.4%
Corporate and Other	2,477	1,703	774	45.4%
Total selling, general and administrative expenses	$68,159	$49,437	$18,722	37.9%

Total SG&A expenses for the year ended December 31, 2016 increased $18.7 million, or 37.9%, as compared to the same period of 2015.

Seven Seas Water SG&A expenses for the year ended December 31, 2016 increased $5.7 million, or 36.0%, compared to the same period of 2015. The increase was mainly due to a $3.1 million increase in compensation and benefits expense resulting from increases in headcount and discretionary compensation and a reduction in labor costs allocated to capitalizable projects, a $0.6 million increase in share-based compensation due to the 2016 fourth quarter grant of equity awards, and a $0.8 million increase of acquisition-related costs in the current year for the Peru Acquisition compared to the prior year acquisition of Seven Seas Water (BVI) Ltd. Seven Seas Water SG&A expenses as a percentage of revenue were 38.6% for the year ended December 31, 2016, compared to 33.5% for the same period of 2015.

Quench SG&A expenses for the year ended December 31, 2016 increased $12.2 million, or 38.4%, compared to the same period of 2015.  The increase was mainly due to (i) IPO triggered compensation and associated payroll taxes of $6.1 million which was recorded during the fourth quarter of 2016; (ii) $3.4 million increase in expenses during 2016 related to the implementation of a new SAAS based ERP system, which is expected to be completed during 2018; (iii) a $1.5 million increase in depreciation and amortization expense related to the acceleration of depreciation on an existing ERP system during 2016 and an increase in the amortization of deferred lease costs; and (iv) an increase of $1.0 million in compensation and benefits as a result of additional accounting, customer care and information technology personnel hired to support future growth and to improve focus on customer retention. Quench SG&A expenses as a percentage of revenue were 75.7% for the year ended December 31, 2016 as compared to 60.2% for the same period of 2015.

Corporate and Other SG&A expenses for the year ended December 31, 2016 increased $0.8 million, or 45.4%, compared to the same period of 2015.  The increase was mainly due to a $0.4 million increase in professional fees related to costs incurred in connection with our initial public offering that were not able to be offset against proceeds.

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

As a result of the adverse impacts from the significant increase in unplanned investments and integration expenses and the decision to deemphasize significant acquisitions, the step one impairment analysis for the Quench reporting unit indicated potential impairment as the carrying value exceeded its fair value. As a result of the potential impairment indication for the Quench reporting unit, a step two analysis was performed, resulting in an impairment charge of $27.4 million with a related tax benefit of $716 thousand during the fourth quarter of 2015. No goodwill impairment was recorded during the years ended December 31, 2017 and 2016.

Other expense

	Year Ended
	December 31,		Change
	2016	2015	Dollars	Percent
	(dollars in thousands)
Interest expense, net	$(10,550)	$(8,507)	$(2,043)	24.0%
Other income (expense), net	2,728	(364)	3,092	(849.5)%
Total other expense	$(7,822)	$(8,871)	$1,049	(11.8)%

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

Other income (expense) for the year ended December 31, 2016 increased $3.1 million compared to the same period in 2015 mainly due to a $1.4 million gain, net of deferred taxes, recorded as a result of the Peru Acquisition being considered a bargain purchase and a $1.6 million gain recorded from the early extinguishment of a seller note payable during 2016 related to our BVI acquisition.

Income tax expense (benefit)

.	Year Ended
	December 31,		Change in
	2016	2015	Dollars
	(dollars in thousands)
Income tax expense (benefit)	$455	$2,973	$(2,518)
Effective tax rate	(2.3)%	(7.7)%

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

Liquidity and Capital Resources

Overview

As of December 31, 2017 and 2016, our principal sources of liquidity on a consolidated basis were cash and cash equivalents of $118.1 million and $95.3 million, respectively (excluding restricted cash), which were held for working capital, investment and general corporate purposes. In addition, as of December 31, 2017 and 2016, we had an aggregate of $4.3 million and $6.1 million, respectively, of restricted cash related to debt service reserve funds for certain of our borrowings and performance security funds for a vendor agreement. See Note 2—“Summary of Significant Accounting Policies—Restricted Cash” to the Consolidated Financial Statements, included elsewhere in this Annual Report on Form 10-K.

As more fully described in the “Debt Refinancing” section below, on August 4, 2017, we entered into a new $150.0 million credit agreement with a lender in order to refinance a majority of our then existing debt.

Our cash and cash equivalents are held by our holding company and our subsidiaries primarily in demand deposits with domestic and international banks, money market accounts, and U.S. Treasury bills. We utilize a combination of equity financing and corporate and project debt financing through international commercial banks and other financial institutions to fund our cash needs and the growth of our business. Our debt financing arrangements contain financial covenants and provisions which govern distributions by the borrowers may limit our ability to transfer cash among us and our subsidiaries. See Note 10—“Long-Term Debt—Restricted Net Assets” to the Consolidated Financial Statements, included elsewhere in this Annual Report on Form 10-K, for a summary of limitations applicable to us and our subsidiaries as of December 31, 2017. Based on our current level of operations, we believe our cash flow from operations and available cash will be adequate to meet the future liquidity needs of our current operations for at least the next twelve months.

Our expected future liquidity and capital requirements consist principally of:

•	capital expenditures and investments in infrastructure under concession arrangements related to maintaining or expanding our existing operations;
•	development of new projects and new markets;
•	acquisitions;
•	costs and expenses relating to our ongoing business operations;
•	debt service requirements on our existing and future debt.

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

With respect to our Seven Seas Water segment, our distribution policy is to maximize cash distributions through the repayment of intercompany loans and payables from our international operating subsidiaries, unless redeployed for further growth opportunities in the same jurisdiction, to our non-U.S. intermediate holding companies for redeployment in the manner intended to optimize our return on invested capital. However, one of our subsidiaries, as of December 31, 2017, has a loan agreement that restricts distributions to related parties in the event certain financial or nonfinancial covenants are not met, which could reduce our ability to redeploy cash. Distributions are typically in the form of principal and interest payments on intercompany loans, repayment of intercompany advances or other intercompany arrangements, including billings from our Tampa operations center, and dividends. When considering the amount and timing of such distributions, our Seven Seas Water operating subsidiaries must maintain sufficient funds for future capital investment, debt service and general working capital purposes.

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

Cash Flows

The following table summarizes our cash flows for the periods:

	Year Ended December 31,
	2017	2016	2015

Cash provided by operating activities	$15,919	$13,557	$9,606
Cash used in investing activities	(21,297)	(65,174)	(62,124)
Cash provided by financing activities	26,338	127,986	37,345
Effect of exchange rates on cash, cash equivalents and restricted cash	4	—	—
Net change in cash and cash equivalents	$20,964	$76,369	$(15,173)

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

Cash provided by operations during the years ended December 31, 2017, 2016 and 2015 was $15.9 million and  $13.6 million and $9.6 million, respectively.

Investing Activities

Cash used in investing activities during the years ended December 31, 2017 and 2016 was $21.3 million and $65.2 million, respectively. The reduction in cash used in investing activities was primarily attributable to a decrease in net cash paid for acquisitions of $36.0 million and a reduction in capital expenditures and long-term contract expenditures of $4.1 million partially offset by an increase of $3.8 million related to the collection of a note receivable. During the year ended December 31, 2017, net cash paid for acquisitions was $9.9 million as compared to $45.8 million for the year ended December 31, 2016, which included the Peru Acquisition in October of 2016. For the years ended December 31, 2017 and 2016 there were $3.5 million and $8.7 million, respectively, of capital expenditures and long-term contract expenditures by Seven Seas Water for plant expansions and capacity upgrades and $12.5 million and $11.3 million, respectively, of capital expenditures for Quench to support existing operations.

Cash used in investing activities during the years ended December 31, 2016 and 2015 was $65.2 million and $62.1 million, respectively. The $3.1 million decrease was primarily attributable to a decrease in capital expenditures for the year ended December 31, 2016 as compared to the same period of 2015. For the years ended December 31, 2016 and 2015 there were $8.7 million and $11.6 million, respectively, of capital expenditures and long‑term contract expenditures by Seven Seas Water for plant expansions and capacity upgrades and $11.3 million and $11.4 million, respectively, of capital expenditures for Quench to support existing operations. During the year ended December 31, 2016, there was $45.9 million in net cash paid for the Peru Acquisition, which occurred in October 2016. During the year ended December 31, 2015, we paid $39.2 million in cash (net of transaction costs) for the acquisition of our BVI plant which occurred in June 2015.

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

For the fiscal year 2018, we expect to invest approximately $18.0 million across our Seven Seas Water and Quench businesses in capital expenditures and long-term contract expenditures. We expect that these investments will be financed through existing cash and cash generated from operations.

2017 Acquisitions

On June 1, 2017, we completed the PWI Acquisition for an aggregate purchase price of $2.0 million. On August 2, 2017, effective August 1, 2017, completed the Quench Canada Acquisition for an aggregate purchase price of $758 thousand. On September 8, 2017, we completed the Wellsys Acquisition for an aggregate purchase price of $6.9 million.

Financing Activities

Cash provided by financing activities during the years ended December 31, 2017 and 2016 was $26.3 million and $128.0 million, respectively. The $101.7 million decrease was primarily attributable to the net proceeds received from the IPO in 2016 of $123.0 million which was partially offset by the net increase in proceeds from long-term debt resulting from the corporate debt refinancing in 2017, which is discussed further below.

Cash provided by financing activities during the years ended December 31, 2016 and 2015 was $128.0 million and $37.3 million, respectively. The $90.7 million increase was primarily attributable to the net proceeds received from the IPO, net of issuance costs paid in 2016, of $123.0 million which occurred in October 2016, compared to the $31.6 million of proceeds, net of issuance costs, received from the issuance of Class B Shares of AquaVenture Holdings LLC during 2015.

As of December 31, 2017 and 2016, long‑term debt included the following (in thousands):

	December 31,	December 31,
	2017	2016
Corporate Credit Agreement	$150,000	$—
BVI Loan Agreement	26,090	31,432
Vehicle financing	1,491	1,783
Trinidad Credit Agreement	—	24,071
USVI Credit Agreement	—	12,923
Quench Loan Agreement	—	40,000
Curaçao Credit Facility	—	35,000
Total face value of long-term debt	$177,581	$145,209

Face value of long-term debt, current	$6,483	$27,963
Less: Current portion of unamortized debt discounts and deferred financing fees	—	—
Current portion of long-term debt, net of debt discounts and deferred financing fees	$6,483	$27,963

Face value of long-term debt, non-current	$171,098	$117,246
Less: Non-current portion of unamortized debt discounts and deferred financing fees	(3,326)	(1,493)
Long-term debt, net of debt discounts and deferred financing fees	$167,772	$115,753

Corporate Credit Agreement

On August 4, 2017, AquaVenture Holdings Limited, AquaVenture Holdings Peru S.A.C., an indirect wholly-owned subsidiary of the Company, and Quench USA, Inc., a wholly-owned subsidiary of the Company (collectively the “Borrowers”), entered into a $150.0 million senior secured credit agreement (the “Corporate Credit Agreement”) with a lender. The Corporate Credit Agreement is non-amortizing, matures in August 2021 and bears interest at LIBOR plus 6.0% with a LIBOR floor of 1.0%. Interest only payments are due quarterly with principal due in full upon maturity.

On November 17, 2017, the Corporate Credit Agreement was amended to convert the interest rate applicable to 50% of the outstanding principal balance, or $75.0 million, from a variable interest rate of LIBOR plus 6.0% with a LIBOR floor of 1% to a fixed rate of 8.2%. The remaining 50% of the outstanding principal balance, of $75.0 million, will continue to bear interest at LIBOR plus 6.0% with a LIBOR floor of 1.0%. All other material terms of the original credit agreement remained unchanged. As of December 31, 2017, the weighted‑average interest rate was 7.7%.

The Corporate Credit Agreement is guaranteed by AquaVenture Holdings Limited along with certain subsidiaries and contains financial and nonfinancial covenants. The financial covenants include minimum interest coverage ratio and maximum leverage ratio requirements as defined in the Corporate Credit Agreement, and are calculated using consolidated financial information of AquaVenture Holdings Limited excluding the results of AquaVenture (BVI) Holdings Limited and its subsidiary Seven Seas Water (BVI) Limited. In addition, the Corporate Credit Agreement contains customary negative covenants limiting, among other things, indebtedness, investments, liens, dispositions of assets, restricted payments (including dividends), transactions with affiliates, prepayments of indebtedness, capital expenditures, changes in nature of business and amendments to documents. We were in compliance with, or received waivers for breaches of, all such covenants as of December 31, 2017.

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

BVI Loan Agreement

In connection with our acquisition of the capital stock of Biwater (BVI) Holdings Limited in June 2015, we inherited the $43.0 million credit facility of its subsidiary, Seven Seas Water (BVI) Ltd., arranged by a bank (the “BVI Loan Agreement”). The BVI Loan Agreement closed on November 14, 2013 and was arranged to finance the construction of the 2.8 million GPD desalination facility at Paraquita Bay in Tortola, BVI and other contractual obligations. The BVI Loan Agreement is project financing with recourse only to the stock, assets and cash flow of Seven Seas Water (BVI) Ltd. The BVI Loan Agreement is guaranteed by the United Kingdom Export Finance. As of the acquisition date of June 11, 2015, $40.8 million remained outstanding. In addition, approximately $820 thousand remained available for draw through October 2016. The BVI Loan Agreement was amended on May 7, 2014 and June 11, 2015 to reflect extensions in milestone dates and our acquisition of Seven Seas Water (BVI) Ltd. The BVI Loan Agreement is collateralized by all shares and underlying assets of Seven Seas Water (BVI) Ltd.

Prior to the amendment on August 4, 2017, the BVI Loan Agreement provided for interest on the outstanding borrowings at LIBOR plus 3.5% per annum and interest was paid quarterly. The loan principal is repayable quarterly beginning in March 31, 2015 in 26 quarterly installments that escalate over the term of the loan.

On August 4, 2017, Seven Seas Water (BVI) Ltd. amended the BVI Loan Agreement to extend the amortization on principal to May 2022 and reduce the spread applied to the LIBOR base rate used in the calculation of interest by 50 basis points to LIBOR plus 3.0% per annum. The United Kingdom Export Finance also extended its participation in the project to match the extended term of the amended BVI Loan Agreement. All other material terms of the original loan agreement remained unchanged.

As of December 31, 2017, the weighted‑average interest rate was 4.3%. Seven Seas Water (BVI) Ltd. may prepay the principal amounts of the loans prior to the maturity date, in whole or in part.

The BVI Loan Agreement includes both financial and nonfinancial covenants, limits the amount of additional indebtedness that Seven Seas Water (BVI) Ltd. can incur and places annual limits on capital expenditures for this subsidiary. The BVI Loan Agreement also places restrictions on distributions made by Seven Seas Water (BVI) Ltd. which is only permitted to make distributions to shareholders and affiliates of AquaVenture Holdings Limited if specified debt service coverage and loan life coverage ratios are met and it is in compliance with all loan covenants. The BVI Loan Agreement contains a number of negative covenants restricting, among other things, indebtedness, investments, liens, dispositions of assets, restricted payments (including dividends), mergers and acquisitions, accounting changes, transactions with affiliates, prepayments of indebtedness, capital expenditures, and changes in nature of business and joint ventures. In addition, Seven Seas Water (BVI) Ltd is subject to quarterly financial covenant compliance, including minimum debt service and loan life coverage ratios, and must maintain a minimum debt service reserve fund with the bank. Seven Seas Water (BVI) Ltd. was in compliance with, or received waivers for breaches of, all such covenants as of December 31, 2017.

Other Debt

We finance our vehicles primarily under three‑year terms with interest rates per annum ranging from 2.7% to 4.5%.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations and other commitments as of December 31, 2017:

	Payments Due by Period
	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 Years	Total
Contractual Obligations and Other Commitments:
Long-term debt at face value	$6,483	$12,226	$158,872	$—	$177,581
Interest on long-term debt(1)	12,589	24,386	6,088	—	43,063
Operating leases(2)	1,622	1,233	400	70	3,325
Asset retirement obligations(3)	26	662	233	547	1,468
	$20,720	$38,507	$165,593	$617	$225,437

(1)

We calculated interest on long‑term debt based on payment terms that existed at December 31, 2017. Weighted‑average interest rates used are as follows: (i) Corporate Credit Agreement—7.7%; (ii) BVI Loan Agreement—4.3%; and (iii) vehicle financing—3.6%.

(2)	Operating leases include total future minimum rent payments under non‑cancelable operating lease agreements.
(3)

The asset retirement obligations represent contractual requirements to perform certain asset retirement activities and are based on engineering estimates of future costs to dismantle and remove equipment from a customer’s plant site and to restore the site to a specified condition at the conclusion of a contract. We have included the total undiscounted asset retirement obligation, as determined at December 31, 2017, in the table above.

Off‑Balance Sheet Arrangements

At December 31, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off‑balance sheet arrangements or other contractually narrow or limited purposes.

Other Matters

During the year ended December 31, 2017, we made certain adjustments to the purchase price allocation for certain liabilities, including tax, that existed prior to October 31, 2016. We believe the liabilities are fully indemnified pursuant to the purchase and sale agreement for the Peru Acquisition. As a result, we recorded an accrued liability in the amount of $0.4 million and a corresponding indemnification receivable in the amount of $0.4 million as of December 31, 2017. As a result of the indemnification, the Company does not anticipate any material effect to our operating results, liquidity or financial condition.

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

Interest Rate Risk

We had cash and cash equivalents totaling $118.1 million as of December 31, 2017. This amount was invested primarily in demand deposits with domestic and international banks, money market accounts, and U.S. Treasury bills. The cash and cash equivalents are held for investment and working capital purposes. Our cash deposits are maintained for capital preservation purposes. We do not enter into investments for trading or speculative purposes. As of December 31, 2017, we have variable rate loans outstanding of $101.1 million that adjust with interest rate movements in LIBOR except when interest rate floors apply. Accordingly, we are subject to interest rate risk to the extent that LIBOR changes. A hypothetical 100 bps increase in our interest rates in effect at December 31, 2017 would have a $1.0 million increase to our interest expense on an annualized basis. A hypothetical 100 bps decrease in our interest rates in effect at December 31, 2017 would have a $0.5 million decrease to our interest expense on an annualized basis. We believe our mixture of fixed rate and variable rate loans helps reduce our overall exposure to interest rate risk.

Foreign Exchange Risk

The U.S. dollar is our functional currency and, for the year ended December 31, 2017, less than 3% of our consolidated revenues were denominated or paid in a foreign currency. We utilize these payments, in large part, to help minimize our exposure to foreign exchange risk related to payment obligations we may incur in a local currency related to labor, construction, consumables or materials costs, or if our procurement orders are denominated in a currency other than U.S. dollars. If any of these local currencies change in value versus the U.S. dollar, our cost in U.S. dollars would change which could adversely affect our results of operations. We believe that our strategy to carefully manage the exposure to foreign currencies as well as ensure that a majority of our revenues are denominated in the U.S. dollar, helps reduce our overall exposure to foreign exchange risk.

Item 8. Financial Statements and Supplementary Data.

AQUAVENTURE HOLDINGS LIMITED

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
AquaVenture Holdings Limited:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AquaVenture Holdings Limited and subsidiaries (formally known as AquaVenture Holdings LLC) (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the years in the three year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2007. Providence, Rhode Island March 12, 2018

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	December 31,	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$118,090	$95,334
Restricted cash	—	166
Trade receivables, net of allowances of $1,045 and $1,166, respectively	19,593	15,473
Inventory	8,228	6,246
Prepaid expenses and other current assets	8,789	6,401
Total current assets	154,700	123,620
Property, plant and equipment, net	112,771	116,092
Construction in progress	10,437	9,398
Long-term contract costs	80,865	87,512
Restricted cash	4,269	5,895
Other assets	39,815	44,311
Deferred tax asset	—	515
Intangible assets, net	52,298	51,330
Goodwill	99,495	98,023
Total assets	$554,650	$536,696
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$3,508	$3,880
Accrued liabilities	12,837	13,075
Current portion of long-term debt	6,483	27,963
Deferred revenue	2,454	2,820
Total current liabilities	25,282	47,738
Long-term debt	167,772	115,753
Deferred tax liability	5,700	2,874
Other long-term liabilities	3,749	2,825
Total liabilities	202,503	169,190
Commitments and contingencies (see Note 15)
Shareholders' Equity
Ordinary shares, no par value, 250,000 shares authorized; 26,482 and 26,388 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	568,593	558,141
Accumulated other comprehensive income	(17)	—
Accumulated deficit	(216,429)	(190,635)
Total shareholders' equity	352,147	367,506
Total liabilities and shareholders' equity	$554,650	$536,696

See accompanying notes to the consolidated financial statements.

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year Ended December 31,
	2017	2016	2015

Revenues:
Bulk water	$58,358	$55,861	$47,444
Rental	52,997	48,699	44,654
Other	9,796	9,540	8,237
Total revenues	121,151	114,100	100,335
Cost of revenues:
Bulk water	34,617	31,557	29,090
Rental	23,484	21,437	20,210
Other	5,779	5,142	4,190
Total cost of revenues	63,880	58,136	53,490
Gross profit	57,271	55,964	46,845
Selling, general and administrative expenses	69,648	68,159	49,437
Goodwill impairment	—	—	27,353
Loss from operations	(12,377)	(12,195)	(29,945)
Other expense:
Gain on bargain purchase, net of deferred taxes	—	1,429	—
Interest expense, net	(7,945)	(10,550)	(8,507)
Other (expense) income, net	(1,850)	1,299	(364)
Loss before income tax expense	(22,172)	(20,017)	(38,816)
Income tax expense	3,622	455	2,973
Net loss	(25,794)	(20,472)	(41,789)
Other comprehensive income:
Foreign currency translation adjustment	(17)	—	—
Comprehensive loss	$(25,811)	$(20,472)	$(41,789)

Loss per share – basic and diluted(1)	$(0.98)	$(0.28)

Weighted-average shares outstanding – basic and diluted(1)	26,426	25,784

(1)

Represents loss per share and weighted-average shares outstanding for the period following the Corporate Reorganization and IPO. There were no ordinary shares outstanding prior to October 6, 2016 and, therefore, no loss per share information has been presented for any period prior to that date. (see Note 13).

See accompanying notes to the consolidated financial statements.

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(IN THOUSANDS)

	Members' Equity		Ordinary Shares
					Additional	Accumulated Other	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Income	Deficit	Total
Balance, December 31, 2014	105,244	$397,205	—	$—	$3,138	$—	$(128,374)	$271,969
Issuance of shares, net of issuance costs	6,401	31,626	—	—	—	—	—	31,626
Issuance for share-based compensation, net of forfeitures	(79)	—	—	—	—	—	—	—
Exercise of options	72	43	—	—	—	—	—	43
Share-based compensation	—	—	—	—	3,311	—	—	3,311
Net loss	—	—	—	—	—	—	(41,789)	(41,789)
Balance, December 31, 2015	111,638	428,874	—	—	6,449	—	(170,163)	265,160
Share-based compensation prior to Corporate Reorganization	—	—	—	—	1,470	—	—	1,470
Issuance for share-based compensation, net of forfeitures	(7)	—	—	—	—	—	—	—
Exercise of options	2	2	—	—	—	—	—	2
Net loss prior to Corporate Reorganization	—	—	—	—	—	—	(13,158)	(13,158)
Effect of the Corporate Reorganization	(111,633)	(428,876)	18,913	—	428,876	—	—	—
Issuance of Ordinary shares, net of offering costs	—	—	7,475	—	118,801	—	—	118,801
Share-based compensation, subsequent to Corporate Reorganization	—	—	—	—	2,545	—	—	2,545
Net loss, subsequent to Corporate Reorganization	—	—	—	—	—	—	(7,314)	(7,314)
Balance, December 31, 2016	—	—	26,388	—	558,141	—	(190,635)	367,506
Employee stock purchase plan	—	—	16	—	204	—	—	204
Issuance for share-based compensation, net of forfeitures	—	—	70	—	(455)	—	—	(455)
Exercise of options	—	—	8	—	73	—	—	73
Share-based compensation	—	—	—	—	12,120	—	—	12,120
Tax effect for intercompany debt to equity conversion	—	—	—	—	(1,490)	—	—	(1,490)
Net loss	—	—	—	—	—	—	(25,794)	(25,794)
Foreign currency translation adjustment	—	—	—	—	—	(17)	—	(17)
Balance, December 31, 2017	—	$—	26,482	$—	$568,593	$(17)	$(216,429)	$352,147

See accompanying notes to the consolidated financial statements.

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(25,794)	$(20,472)	$(41,789)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,395	30,116	24,142
Share-based compensation expense	12,120	4,015	3,311
Provision for bad debts	605	1,044	552
Deferred income tax provision	1,669	254	2,703
Inventory adjustment	89	(23)	176
Loss on extinguishment of debt	1,389	(1,610)	—
Gain on bargain purchase, net of deferred taxes	—	(1,429)	—
Loss on disposal of assets	1,468	1,246	822
Amortization of debt financing fees	878	816	674
Accretion of debt	60	333	259
Goodwill impairment	—	—	27,353
Other	49	(53)	5
Change in operating assets and liabilities:
Trade receivables	(4,301)	(681)	(3,640)
Inventory	(1,219)	(450)	(568)
Prepaid expenses and other current assets	(710)	270	(3,718)
Other assets	(2,684)	(2,283)	(1,928)
Current liabilities	(996)	1,325	622
Long-term liabilities	901	1,139	630
Net cash provided by operating activities	15,919	13,557	9,606
Cash flows from investing activities:
Capital expenditures	(14,460)	(18,086)	(21,350)
Long-term contract expenditures	(1,452)	(1,933)	(1,611)
Net cash paid for acquisition of assets or business	(9,921)	(45,875)	(39,172)
Principal collected on note receivable	4,514	717	—
Other	22	3	9
Net cash used in investing activities	(21,297)	(65,174)	(62,124)
Cash flows from financing activities:
Proceeds from long-term debt	150,000	23,675	20,000
Payments of long-term debt	(118,205)	(17,517)	(12,617)
Payment of debt financing fees	(3,677)	(340)	(775)
Payments related to debt extinguishment	(433)	—	—
Payment of acquisition contingent consideration	—	(864)	(932)
Proceeds from exercise of stock options	73	2	43
Proceeds from issuance of Class B shares	—	—	31,626
Shares withheld to cover minimum tax withholdings on equity awards	(455)	—	—
Proceeds from the issuance of Employee Stock Purchase Plan shares	204	—	—
Net proceeds (costs) from issuance of Ordinary shares in IPO	(1,169)	123,030	—
Net cash provided by financing activities	26,338	127,986	37,345
Effect of exchange rates on cash, cash equivalents and restricted cash	4	—	—
Change in cash, cash equivalents and restricted cash	20,964	76,369	(15,173)
Cash, cash equivalents and restricted cash at beginning of period	101,395	25,026	40,199
Cash, cash equivalents and restricted cash at end of period	$122,359	$101,395	$25,026

See accompanying notes to the consolidated financial statements.

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business

AquaVenture Holdings Limited is a British Virgin Islands (“BVI”) company, which was formed on June 17, 2016 for the purpose of completing an initial public offering (“IPO”) as the SEC registrant and carrying on the business of AquaVenture Holdings LLC and its subsidiaries. AquaVenture Holdings Limited and its subsidiaries (collectively, “AquaVenture” or the “Company”) provides its customers Water as a Service (“WAAS”) solutions through two operating platforms: Seven Seas Water and Quench. Both operations are critical to AquaVenture, which is headquartered in the BVI.

Seven Seas Water offers WAAS solutions by providing outsourced desalination and wastewater treatment services for governmental, municipal, industrial and hospitality customers. These solutions utilize reverse osmosis and other purification technologies to produce potable and high purity industrial process water in high volumes for customers operating in regions with limited access to potable water. Through this outsourced service model, Seven Seas Water assumes responsibility for designing, financing, constructing, operating and maintaining the water treatment facilities. In exchange, Seven Seas Water enters into long‑term agreements to sell to customers agreed‑upon quantities of water that meet specified water quality standards. Seven Seas Water currently operates primarily throughout the Caribbean region and South America and is pursuing new opportunities in North America, the Caribbean, South America, Africa and other select markets. Seven Seas Water is supported by an operations center in Tampa, Florida, which provides business development, engineering, field service support, procurement and administrative functions.

Quench offers WAAS solutions by providing bottleless filtered water coolers and other products that use filtered water as an input, such as ice machines, sparkling water dispensers and coffee brewers, to customers throughout the United States and in Canada. Quench’s point‑of‑use (“POU”) systems purify a customer’s existing water supply. Quench offers solutions to a broad mix of industries, including government, education, medical, manufacturing, retail, and hospitality. Quench installs and maintains its filtered water systems typically under multi‑year contracts that renew automatically. Quench is supported by an operations center in King of Prussia, Pennsylvania, which provides marketing and business development, field service and supply chain support, customer care and administrative functions.

Corporate Reorganization

Prior to the IPO, the Company completed a series of reorganization transactions (“Corporate Reorganization”) which are described below:

•

On July 1, 2016, AquaVenture Holdings LLC contributed all of the stock of AquaVenture Holdings Curaçao N.V., a wholly-owned subsidiary, to AquaVenture Holdings Limited in exchange for 1,000,000 ordinary shares of the Company.

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

Cash and Cash Equivalents

The Company classifies all highly liquid investments with an original initial maturity of three months or less as cash equivalents. Cash and cash equivalents consist of cash on hand with domestic and foreign banks and, at times, may exceed insurance limits of the Federal Deposit Insurance Corporation, or similar insurance in foreign jurisdictions. Cash and cash equivalents also include certain money market accounts and U.S. Treasury bills. All cash and cash equivalents are stated at cost, which approximates fair value due to the short duration of their maturities.

Restricted Cash

As of December 31, 2017 and 2016, the Company had an aggregate of $4.3 million and $6.1 million, respectively, deposited in restricted bank accounts of which $0 and $0.2 million, respectively, was classified as current and $4.3 million and $5.9 million, respectively, was classified as long‑term in the consolidated balance sheets.

The Company is required to maintain a deposit in local restricted bank accounts as a debt service reserve fund for a credit facility between a bank and Biwater (BVI) Limited, which was subsequently renamed Seven Seas Water (BVI) Limited, an indirect wholly-owned subsidiary of the Company (collectively, the “BVI Loan Agreement”). The required balance of the restricted cash will fluctuate over the term of the agreements based on required debt service payments and is based a percentage of loan proceeds as determined by the bank for the BVI Loan Agreement.

Prior to the corporate debt refinance as described in Note 10—“Long-Term Debt”, the Company was also required to maintain a deposit in local restricted bank accounts as a debt service reserve fund for the amended credit agreement between a bank and Seven Seas Water Corporation (USVI), an indirect wholly‑owned subsidiary of the Company (collectively, the “USVI Credit Agreement”) in addition to the debt service reserve fund for the BVI Loan Agreement. Prior to April 18, 2016, the amended credit agreement between a bank and Seven Seas Water (Trinidad) Unlimited, an indirect wholly-owned subsidiary of the Company (collectively, the “Trinidad Credit Agreement”) also included a debt service reserve. On April 18, 2016, the Company entered into an amended and restated Trinidad Credit Agreement which eliminated the debt service reserve requirement of the original agreement, which among other things, released the $1.5 million debt service reserve fund for general use.

As of December 31, 2017 and 2016, $3.8 million and $5.2 million, respectively, was deposited into restricted bank accounts as debt service and maintenance reserve funds in accordance with the terms of these credit agreements and are classified as a noncurrent asset in the consolidated balance sheets. During the year ended December 31, 2017, $1.6 million of the debt service reserve funds were released as a result of the corporate debt refinance. The debt service reserve fund for the BVI Loan Agreement will be fully released in May 2022 when the respective loan balance matures.

Under the terms of a vendor agreement assumed in the acquisition of the British Virgin Islands (“BVI”) operations, the Company is required to retain $930 thousand as a performance security in a restricted bank account until certain contractual provisions are met. The vendor agreement was amended in August 2016 to change certain of the contractual provisions and amend which indirect wholly-owned subsidiary retained the restricted cash. As of December 31, 2017 and 2016, the restricted cash related to vendor agreements was approximately $501 thousand and $850 thousand, respectively.

Trade Receivables, net

Trade receivables are recorded at invoiced amounts, based principally on: meter readings; minimum take‑or‑pay amounts as provided in contractual arrangements; rental agreements of Company‑owned filtered water systems; upon the completion of service work performed; or delivery of goods. Trade receivables do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable balance. The Company determines the allowance for doubtful accounts based on historical write‑off experience, delinquency trends, and a specific analysis of significant receivable balances that are past due. Account balances are charged off against the allowance for doubtful accounts after all reasonable collection efforts have been exhausted. As of December 31, 2017 and 2016, the allowance for doubtful accounts was $1.0 million and $1.2 million, respectively.

The provision for bad debt expenses for the years ended December 31, 2017, 2016 and 2015 was $0.6 million, $1.0 million and $0.6 million, respectively, and is included in selling, general and administrative expenses (“SG&A”) in the consolidated statements of operations and comprehensive income. Deductions, including write‑offs of uncollectible accounts receivable, to the allowance for doubtful accounts for the years ended December 31, 2017, 2016 and 2015 were $0.7 million, $0.5 million and $0.6 million, respectively.

Inventory

Inventory is categorized as POU units, coffee and consumables and spare parts, supplies and miscellaneous equipment. POU units represent POU water coolers and purification systems which are sold directly to customers, certain branded and private-labeled POU water coolers and purification systems which are sold to dealers and POU systems which are held for future rental. Coffee and consumables relate to the coffees, teas and other break room supplies which are used in conjunction with the Company’s coffee brewers. Spare parts, supplies and miscellaneous equipment relate to the plant and rental assets recorded within property, plant and equipment and includes plant and filtration and related equipment, filters and parts, and other ancillary products and supplies.

All inventory is valued at the lower of cost or net realizable value on a first‑in, first‑out basis and is periodically reviewed for excess and damage. The Company’s inventory, by category, as of December 31, 2017 and 2016, were as follows (in thousands):

	December 31,
	2017	2016
POU Units	$2,993	$1,624
Coffee and consumables	206	177
Spare parts, supplies and miscellaneous equipment	5,029	4,445
Total	$8,228	$6,246

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using a straight‑line method with an allowance for estimated residual values. Depreciation rates are determined based on the estimated useful lives of the assets as follows:

Buildings	20 years
Building improvements	Shorter of 7 years or remaining useful life
Plants and related equipment	5 to 25 years
Rental equipment	2 to 7 years
Office furniture, fixtures, and equipment	3 to 10 years
Vehicles	3 to 7 years
Leasehold improvements	Shorter of 7 years or remaining lease term

Depreciation expense related to the plant operations and rental property is included in cost of revenues in the consolidated statements of operations and comprehensive income. Expenditures for repairs and maintenance are expensed as incurred whereas major betterments are capitalized.

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

Note Receivable

In October 2016, the Company acquired the rights and obligations under a design and construction contract for a desalination plant and related infrastructure in Peru, which is accounted for as a note receivable, as described in more detail in Note 3 – Business Combinations. Payments of principal and interest in the amount of $675 thousand are due monthly on the note receivable, which bears interest at 8.3% and continue until July 2024. The Company monitors collections and evaluates the collectability of the note receivable, based primarily on the financial condition of the debtor and the debtor’s guarantor on the note receivable, to determine whether an allowance for doubtful accounts should be recorded or if the note receivable should be written off, in whole or in part. As of both December 31, 2017 and 2016, there was no allowance on the note receivable.

Interest income recorded on the note receivable during the year ended December 31, 2017 and 2016 was $3.6 million and $0.6 million, respectively. As of December 31, 2017 and 2016, the current portion of the note receivable of $4.9 million and $4.5 million, respectively, was recorded within prepaid and other current assets in the consolidated balance sheet. As of December 31, 2017 and 2016, the long-term portion of the note receivable of $36.2 million and $41.1 million, respectively, was recorded in other long-term assets in the consolidated balance sheet. As of December 31, 2017, the remaining undiscounted balance to be collected including principal and interest was $53.4 million.

Long‑term Contract Costs

Long‑term contract costs consist of both deferred contract costs related to service concession arrangements and contract intangible assets related to service concession arrangements established in purchase accounting. The long‑term contract costs classified as deferred contract costs represent costs incurred for contracted services, direct labor, materials, and allocable overhead related to both the initial construction of infrastructure for a customer and the construction of additional infrastructure which increases the production capacity of the customer’s water plant, and thus the ability of the

Company to generate incremental revenues, under service concession arrangements. Once placed into service, the infrastructure is operated and maintained by the Company under the terms of the arrangement. Expenditures for repairs and maintenance of the infrastructure are expensed as incurred. Long‑term contract costs are amortized on a straight‑line basis over the remaining service concession arrangement period. Amortization commences in the month the related revenue generating activities commence and is recorded in cost of revenues in the consolidated statements of operations and comprehensive income.

Long‑term contract costs classified as deferred contract costs and contract intangible assets are each reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long‑term contract costs classified as deferred contract costs is measured by a comparison of the carrying amount of an asset or asset group to undiscounted future cash flows expected to be generated through the performance of the remaining services under the contract. Recoverability of long‑term contract costs classified as contract intangible assets is measured by a comparison of the carrying amount of an asset or asset group to undiscounted future cash flows expected to be generated by the asset or asset group. For both long‑term contract costs classified as deferred contract costs and contract intangible assets, if the carrying amount of an asset or asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third‑party independent appraisals, as considered necessary. During 2017 and 2016, there were no indicators of potential impairment identified for either long‑term contract costs classified as deferred contract costs or contract intangible assets.

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

Long‑Lived Assets

Long‑lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recognition and measurement of a potential impairment is performed on assets grouped with other assets and liabilities at the lowest level where identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to future undiscounted net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third‑party independent appraisals, as considered necessary. During 2017 and 2016, there were no indicators of potential impairments identified.

Share‑Based Compensation

AquaVenture accounts for share‑based compensation by measuring the cost of services received in exchange for an award of equity instruments based on the grant‑date fair value. The cost is recognized over the requisite service period, net of adjustments for forfeitures as they occur.

Asset Retirement Obligations

The Company has asset retirement obligations (“AROs”) arising from contractual requirements to perform certain asset retirement activities at the time it disposes of certain plants and equipment. The liability is recorded in the period in which the obligation meets the definition of a liability, which is generally when the asset is constructed or placed in service. The ARO liability is based on the Company’s engineering estimates of future costs to dismantle and remove equipment from a customer’s plant site and to restore the site to a specified condition at the conclusion of a contract. The corresponding asset retirement costs are capitalized as plant and equipment and depreciated over the asset’s useful life. The liability is initially measured at fair value and subsequently adjusted for accretion expense and changes in the amount or timing of the estimated cash flows. Accretion expense is recorded in cost of revenues in the consolidated statements of operations and comprehensive income. Actual costs are charged against the related liability as incurred and any difference between the actual costs incurred and the liability is recognized as a gain or loss in the consolidated statements of operations and comprehensive income.

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

Prior to the Corporate Reorganization, AquaVenture Holdings LLC was our parent company and was not subject to U.S. federal or state income taxes and items of taxable income and expense were allocated to its members in accordance with the provisions of AquaVenture Holdings LLC’s limited liability operating agreement (“LLC Agreement”). Under the terms of the LLC Agreement, the Company was required to distribute to each member a cash distribution equal to the federal taxable income allocated to such member times the highest statutory combined federal and state income tax rate for the jurisdiction in which any member is domiciled.

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

Foreign Currency

For its foreign operations where the functional currency is the U.S. dollar, the Company records foreign currency transaction gains and losses in instances when the Company purchases inventory, equipment, and services from businesses in countries where the currency used is not the U.S. dollar. During the years ended December 31, 2017, 2016 and 2015, the Company incurred a foreign currency transaction gain (loss) of $190 thousand, $(62) thousand and $(84) thousand, respectively, which was recorded in other income (expense) in the consolidated statements of operations and comprehensive income.

For its operations where the functional currency is the local currency, the Company records foreign currency translation adjustments which are recorded in other comprehensive income in the consolidated statements of operations and comprehensive income. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates for the period. Foreign currency translation loss recorded in other comprehensive income for the year ended December 31, 2017 was $17 thousand. The Company had no foreign operations where the functional currency was the local currency during the years ended December 31, 2016 or 2015.

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

If an acquisition does not meet the definition of a business combination, the Company accounts for the transaction as an asset acquisition. In an asset acquisition, goodwill is not recognized, but rather any excess consideration transferred over the fair value of the net assets acquired is allocated on a relative fair value basis to the identifiable net assets. In addition, transaction-related expenses are capitalized and allocated to the net assets acquired on a relative fair value basis.

Deferred Lease Costs

Deferred lease costs consist of initial direct costs incurred by the Company to originate leases of water filtration and related equipment by the Quench operating platform. The costs capitalized are directly related to the negotiation and execution of leases and primarily consist of internal salaries and benefits as lease origination activities are performed internally by the Company. Deferred lease costs are amortized on a straight‑line basis over the lease term. For the years ended December 31, 2017 and 2016, $2.7 million and $2.3 million, respectively, of lease origination activities were capitalized. For the years ended December 31, 2017, 2016 and 2015, the Company recorded amortization expense of $2.2 million, $1.2 million and $319 thousand, respectively, which was recorded within SG&A in the consolidated statements of operations and comprehensive income. The Company’s deferred lease costs, which are recorded in other assets in the consolidated balance sheets, as of December 31, 2017 and 2016, were as follows (in thousands):

	December 31,
	2017	2016
Deferred lease costs	$6,923	$4,232
Accumulated amortization	3,711	1,493
Deferred lease costs, net	$3,212	$2,739

Adoption of New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that simplifies the determination of which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting. This guidance is effective for annual reporting periods beginning on or after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted. The Company adopted this guidance on April 1, 2017, on a prospective basis. There is no material difference as compared to the Company’s policy prior to the adoption of the pronouncement. As such, there was no impact to the consolidated financial statements for the year ended December 31, 2017 as a result of this adoption.

In November 2016, the FASB issued authoritative guidance that requires inclusion of cash and cash equivalents that have restrictions on withdrawal or use in total cash and cash equivalents on the statement of cash flows. This guidance will be effective for annual reporting periods beginning on or after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted. The Company adopted this guidance on January 1, 2017. The Company now presents the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows and no longer present transfers between cash and cash equivalents and restricted cash and restricted cash investments in the statement of cash flows. Cash, cash equivalents and restricted cash stated in the consolidated statement of cash flows represent the addition of cash and cash equivalents, restricted cash classified as current and restricted cash classified as non-current line items in the consolidated balance sheet. The adoption was on a retrospective basis and the consolidated statement of cash flows for the years ended December 31, 2016 and 2015 have been adjusted to reflect the adoption. The adoption does not have any impact on our consolidated balance sheet or statements of operations and comprehensive income.

In January 2017, the FASB issued authoritative guidance that updates and clarifies the definition of a business with the objective of adding guidance to assist in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance will be effective for annual reporting periods beginning on or after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted. The Company adopted this guidance on April 1, 2017, on a prospective basis. There was no impact to the consolidated financial statements for the year ended December 31, 2017 as a result of this adoption.

In January 2017, the FASB issued authoritative guidance that simplifies the test for goodwill impairment. This guidance will be effective for annual reporting periods beginning on or after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted upon interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted this guidance in the fourth quarter of 2017 in conjunction with its annual goodwill impairment testing for 2017. There was no impact to the consolidated financial statements for the year ended December 31, 2017 as a result of this adoption.

New Accounting Pronouncements

In October 2016, the FASB issued authoritative guidance that requires the recognition of income tax consequences of intercompany asset transfers other than inventory at the transaction date. This guidance will be effective for annual reporting periods beginning on or after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted as of the beginning of an annual period. The Company adopted this guidance on January 1, 2018 on a modified retrospective basis. There was no impact to the consolidated financial statements as a result of this adoption.

In February 2016, the FASB issued authoritative guidance regarding leases that requires lessees to recognize a lease liability and right‑of‑use asset for operating leases, with the exception of short‑term leases. In addition, lessor accounting was modified to align, where necessary, with lessee accounting modifications and the authoritative guidance regarding revenue from contracts with customers. In January 2018, the FASB proposed additional authoritative guidance which provided an option to apply transition provisions under the standard at adoption date rather than the earliest comparative period presented as well as added a practical expedient that would permit lessors to not separate non-lease components from the associated lease components if certain conditions are met. Once finalized, this guidance will be effective, in conjunction with the new lease standard, for annual reporting periods beginning on or after December 15, 2018, including interim periods within those annual periods, and early adoption is permitted. The Company has developed its assessment approach and has begun evaluating the potential impact of the accounting and disclosure requirements on the consolidated financial statements. The Company expects to elect the practical expedients provided for within the authoritative guidance which exempts the Company from having to reassess: (i) whether expired or existing contracts contain leases, (ii) the lease classification for expired or existing leases, and (iii) initial direct costs for existing leases. For lessor accounting, as a result of electing the practical expedients provided, the Company does not anticipate material changes to the accounting for operating leases or sales-type leases that existed at the adoption date. For lessee accounting, the Company expects to recognize a lease liability and right-of-use asset for operating leases with a term of more than 12 months. During the fourth quarter of 2017, the Company decided to forego early adoption and adopt the standard on January 1, 2019. The Company continues to evaluate the potential impact of the accounting and disclosure requirements on the consolidated financial statements and expect to finalize its assessment during 2018.

In May 2014, the FASB issued authoritative guidance regarding revenue from contracts with customers which specifies that revenue should be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration which the company expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning on or after December 15, 2017 and interim periods within those annual periods and will require enhanced disclosures. In addition, the FASB issued authoritative guidance in March 2017, related to the determination of the customer in a service concession arrangement, which is effective for annual reporting periods beginning on or after December 15, 2017 and interim periods within those annual periods.

The Company adopted the guidance regarding both revenue from contracts with customers and the determination of the customer in a service concession contract (together referred to as “Adopted Revenue Guidance”) on a full retrospective basis on January 1, 2018 applying the guidance to all contracts that were not completed as of January 1, 2016. Results for periods beginning after January 1, 2016 will be adjusted to conform to the Adopted Revenue Guidance while periods prior to January 1, 2016 will continue to be reported under the accounting standards in effect for the prior periods. Several of the Company’s contracts were impacted primarily due to the identification of multiple performance obligations within a single contract. However, the Adopted Revenue Guidance will have no cash impact and, therefore, will not affect the economics of our underlying customer contracts. As a result of the adoption, the Company recorded a cumulative net increase of $8.4 million to accumulated deficit as of January 1, 2016.

The impacts of the Adopted Revenue Guidance on the Company’s primary sources of revenue and related costs are as follows:

Bulk Water Sales and Service (excluding service concession arrangements). Revenues historically recognized within bulk water sales and service (excluding service concession arrangements), including those contracts determined to be leases, will remain substantially unchanged under the Adopted Revenue Guidance.

Service Concession Arrangements. For service concession arrangements, the Company historically recognized revenue within bulk water sales and service based on the amount of water supplied and the contractually established rates. Amounts billed to the customer in excess of recognizable revenue was recorded as deferred revenue on the consolidated balance sheets. Under the Adopted Revenue Guidance, the Company concluded that more than one performance obligation typically exists under service concession arrangements, including the construction of infrastructure for the customer and providing operating and maintenance services (“O&M”) on the infrastructure constructed for the customer. After calculating the total transaction price in accordance with the Adopted Revenue Guidance, the Company allocates the transaction price to the identified performance obligations based on the relative standalone selling prices of the identified performance obligations.

The transaction price allocated to the construction of infrastructure performance obligation is recognized as revenue over time, using the input method, which typically begins at commencement of the construction with revenue being fully recognized upon the completion of the infrastructure as control of the infrastructure is transferred to customer. In addition, service concession contracts typically include a difference in timing of when control is transferred and the collection of cash receipts, which are collected over the term of the arrangement. The Company concluded this timing difference may result in a significant financing component for the construction of infrastructure performance obligations. If the financing component is deemed significant, the Company will record a financial asset upon the completion of the construction of infrastructure performance obligation, which is calculated based on the present value of the future cash flows allocated to the performance obligations. Future cash flows received from the customer related to the construction performance obligation will be bifurcated between the amortization of principal of the financial asset and the related imputed interest income, which will be recorded as financing income revenues.

The transaction price allocated to the O&M performance obligation will be recognized as revenues as the services are provided to the customer. A contract asset or liability may be recognized in instances where there is a difference between the amount billed to a customer and the revenue recognized for the completed O&M performance obligations during the period.

For service concession arrangements acquired in a business combination subsequent to the completion of the construction of infrastructure performance obligations, the Company historically recognized revenues based on the amount of water supplied and the contractually established rates. Amounts billed to the customer in excess of recognizable revenue was recorded as deferred revenue on the consolidated balance sheets. Under Adopted Revenue Guidance, the timing and amounts of revenues recognized will change as a result of recording amortization expense related to an acquired contract intangible asset as a reduction of revenues, which is discussed further below.

Long-term contract costs, as recorded in the consolidated balance sheets, have historically consisted of both deferred contract costs related to service concession arrangements and contract intangible assets related to service concession arrangements established in purchase accounting. These long-term contract costs were amortized on a straight-line basis over the remaining service concession arrangement period and recorded within cost of revenues.

Long-term contract costs classified as deferred contract costs represent costs incurred for contracted services, direct labor, materials, and allocable overhead related to both the initial construction of infrastructure for a customer and the construction of additional infrastructure which increases the production capacity of the customer’s water plant, and thus the ability of the Company to generate incremental revenues, under service concession arrangements. Under the Adopted Revenue Guidance, cost incurred for the initial construction of infrastructure are expensed as incurred. Additionally, costs incurred related to additional infrastructure constructed during the contract period but not at the request of the customer are expensed as incurred as the Company does not believe the additional infrastructure qualify for capitalization as a contract fulfillment cost unless the costs were directly related to a contract and are required to satisfy a performance obligation. As a result, the cost incurred related to enhancements to the infrastructure during the contract period are expensed as incurred within cost of revenues.

Long-term contract costs classified as a contract intangible asset are established in purchase accounting and typically relate to service concession arrangements acquired subsequent to the completion of the construction of infrastructure performance obligation. Under the Adopted Revenue Guidance, the Company concluded the intangible asset established in purchase accounting should be bifurcated between an amount that represents the fair value of the remaining O&M performance obligation, or customer relationship intangible asset, with the remainder of the fair value being allocated to a contract intangible asset which represents future cash flows related to the construction of infrastructure performance obligation that was completed prior to acquisition. While both intangible assets will be recorded in intangible assets, net on the consolidated balance sheet, the amortization of the customer relationship intangible will be recognized within SG&A while the amortization of the contract intangible asset will be recorded as a reduction to revenues.

Rental of Water Filtration Equipment and Related Equipment. Revenues recognized within the rental of water filtration equipment and related equipment will remain substantially unchanged under the Adopted Revenue Guidance.

Sale of Water and Related Filtration Equipment, Supplies and Maintenance Services. Revenues recognized within the sale of water and related filtration equipment will remain substantially unchanged under the Adopted Revenue Guidance.

Other impacts to the consolidated financial statements as a direct and indirect result of the Adopted Revenue Guidance are as follows:

Classification of Interest Income on Financial Assets. The Company concluded the Adoption of Revenue Guidance will result in the underlying financing component embedded within certain of its contracts in the Seven Seas Water operating platform being recognized as financing income. Historically, this financing component is either recognized as interest income within Interest Expense, net, or embedded in the water rate within Bulk Water revenues in the Consolidated Financial Statements. As the Company has concluded that providing financing to customers is an ordinary activity within the business model of current and future contracts of the Seven Seas Water operating platform, significant financing components will be recognized as Financing Income revenue and financing income previously recognized in Interest Expense, Net, will be reclassified to Financing Income revenues.

Classification of Long-term Contract Costs. As a result of the Adoption of Revenue Guidance, the Company will reclassify all intangible assets established in purchase accounting to Intangible Assets, net, as only costs determined to be contract acquisition costs or contract fulfillment costs can be deferred and recognized as long-term contract costs.

Adoption of the standards related to the Adoption of Revenue Guidance is expected to impact our reported results as follows (in thousands, except per share amounts):

	December 31, 2017		December 31, 2016
Consolidated balance sheets	As Reported	As Adjusted	As Reported	As Adjusted
Prepaid expenses and other current assets	$8,789	$10,752	$6,401	$8,196
Long-term contract costs	80,865	777	87,512	—
Deferred tax asset	—	38	515	565
Other assets	39,815	47,326	44,311	53,785
Intangible assets, net	52,298	122,169	51,330	126,552
Deferred tax liability	5,700	5,266	2,874	2,633
Other long-term liabilities	3,749	11,429	2,825	10,946
Accumulated deficit	(216,429)	(224,380)	(190,635)	(199,486)
Shareholders' equity	352,147	344,196	367,506	358,655

	Year Ended December 31, 2017		Year Ended December 31, 2016
Consolidated statements of operations and comprehensive income	As Reported	As Adjusted	As Reported	As Adjusted
Revenues	$121,151	$120,763	$114,100	$111,572
Cost of revenues	63,880	56,408	58,136	52,794
Gross profit	57,271	64,355	55,964	58,778
Selling, general and administrative expenses	69,648	72,421	68,159	70,876
Loss from operations	(12,377)	(8,066)	(12,195)	(12,098)
Other expense:
Gain on bargain purchase, net of deferred taxes	—	—	1,429	1,429
Interest expense, net	(7,945)	(11,537)	(10,550)	(11,184)
Other (expense) income, net	(1,850)	(1,850)	1,299	1,299
Loss before income tax expense	(22,172)	(21,453)	(20,017)	(20,554)
Income tax expense	3,622	3,441	455	365
Net loss	(25,794)	(24,894)	(20,472)	(20,919)

Loss per share - basic and diluted (1)	(0.98)	(0.94)	(0.28)	(0.28)

(1)

Represents loss per share for the period following the Corporate Reorganization and IPO. There were no ordinary shares outstanding prior to October 6, 2016 and, therefore, no loss per share information has been presented for any period prior to that date.

3. Business Combinations and Asset Acquisitions

Business Combinations

Wellsys USA Corporation

On September 8, 2017, Quench USA, Inc., a wholly-owned subsidiary of AquaVenture Holdings Limited, acquired substantially all of the assets and assumed certain liabilities of Wellsys USA Corporation (“Wellsys”) pursuant to an asset purchase agreement for an aggregate purchase price of $6.9 million in cash, including a final working capital adjustment of $165 thousand (“Wellsys Acquisition”) which was received from the escrow agent in October 2017. Wellsys is a supplier of high-quality branded and private-labeled POU water coolers and purifications systems. Headquartered in the greater Phoenix, Arizona area, Wellsys sells its products to a network of dealers in the United States, Canada, Mexico and South Africa.

Transaction-related costs incurred by the Company during the year ended December 31, 2017 were $31 thousand, which were expensed as incurred within SG&A in the consolidated statements of operations and comprehensive income.

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

The following table summarizes the purchase price allocated to the fair value of assets acquired, including intangibles recorded in conjunction with the business combination, and liabilities assumed (in thousands):

Assets acquired:
Trade receivables	$321
Inventory	883
Customer relationships	2,801
Trade names	945
Non-compete agreements	392
Vendor agreement	193
Goodwill	1,472
Total assets acquired	7,007
Liabilities assumed:
Customer deposits	(153)
Total liabilities assumed	(153)
Total purchase price	$6,854

As of December 31, 2017, the purchase price allocated to the fair value of assets acquired, including intangibles recorded in conjunction with the business combination, and liabilities assumed remains preliminary. During the fourth quarter of 2017, the Company updated its allocation of the purchase price to the assets acquired and liabilities assumed. The assets and liabilities in the purchase price allocation are stated at fair value based on estimates of fair value using available information and making assumptions management believes are reasonable. Intangibles identified and valued related to the transaction include customer relationships, trade names, non-compete agreements and a vendor agreement. The fair value of the customer relationships was determined using the multi-period excess earnings method which is based on the present value of expected cash flows generated by the revenues under the contract with the customer using a discount rate of 23.5%.  The fair value of the trade names was determined using the relief from royalty method which is based on the present value of royalty fees derived from projected revenues using a discount rate of 23.5%. The fair value of the non-compete agreements was determined using the comparative business valuation method which is based on the present value of potential revenue loss using a discount rate of 23.5%.  The Company determined the weighted average useful life at the date of valuation for the customer relationships, trade names, non-compete agreements and vendor agreement to be 12 years, 12 years, 5 years and 3 years, respectively.

There was not a material impact on the amortization expense recorded during the year ended December 31, 2017 as a result of the updates made to the purchase price allocation.

Goodwill is composed of synergies not valued, is deductible for tax purposes and is recorded within the Quench reportable segment.

The operations of Wellsys are included in the Quench reportable segment after the date of acquisition. The amount of revenues and net loss of Wellsys included in the consolidated statements of operations and comprehensive income since acquisition was $2.2 million and $21 thousand, respectively.

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

Transaction‑related costs incurred by the Company during the year ended December 31, 2016 were $2.1 million and were expensed as incurred within SG&A in the consolidated statements of operations and comprehensive income.

The Seven Seas Water business completed the Peru Acquisition to expand its installed base of seawater reverse osmosis desalination facilities used to provide WAAS, its presence in South America and the industries served.

During the year ended December 31, 2017, the Company made certain adjustments to the purchase price allocation for certain liabilities, including tax, that existed prior to October 31, 2016. The Company believes the liabilities are fully indemnified pursuant to the purchase and sale agreement for the Peru Acquisition. As a result, during the measurement period, the Company updated the purchase price allocation to record a liability in the amount of $0.4 million which was recorded in accrued liabilities and an indemnification receivable in the amount of $0.4 million, which was recorded in prepaids and other assets in the consolidated balance sheet as of December 31, 2017.

The operations of ADB are included in the Seven Seas Water reportable segment for periods after the date of acquisition. The amount of revenues and net income of ADB included in the consolidated statements of operations and comprehensive income since acquisition for the year ended December 31, 2016, was $696 thousand and $229 thousand, respectively.

Biwater (BVI) Holdings Limited

On June 11, 2015, AquaVenture Water Corporation, a BVI company and an indirect wholly‑owned subsidiary of AquaVenture, acquired 100% of the capital stock of Biwater (BVI) Holdings Limited, which was subsequently renamed AquaVenture (BVI) Holdings Limited (“BVI Acquiree”), pursuant to a Stock Purchase and Sale Agreement (“BVI Purchase Agreement”). Under the terms of the BVI Purchase Agreement, all of the capital stock of the BVI Acquiree was acquired for a total purchase price of $47.8 million, including $44.5 million in cash and a note payable of $5.6 million to the seller with a fair value at the date of acquisition of $3.3 million. The note payable: (i) bore no interest; (ii) was payable in equal annual installments of $375 thousand beginning on the first anniversary of the BVI Purchase Agreement; (iii) terminated if the water purchase agreement with the government of the BVI is terminated under certain circumstances; and (iv) was unsecured and subordinated to all other indebtedness of the Company. Included in the liabilities of the BVI Acquiree is long‑term debt between Seven Seas Water (BVI) Ltd. and a bank with a remaining unpaid balance as of the date of the BVI Purchase Agreement of $40.8 million (see Note 10), which approximates fair value.

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

Transaction‑related costs incurred by the Company during the year ended December 31, 2015 were $1.3 million and were expensed as incurred within SG&A in the consolidated statements of operations and comprehensive income.

The operations of the BVI Acquiree are included in the Seven Seas Water reportable segment for periods after the date of acquisition. The amount of revenues and net income of the BVI Acquiree included in the consolidated statements of operations and comprehensive income since acquisition for the year ended December 31, 2015, was $5.8 million and $422 thousand, respectively.

Pro Forma Financial Information

The following unaudited pro forma financial information (in thousands, except for per share amounts) for the Company gives effect to the acquisitions of: (i) Wellsys, which occurred on September 8, 2017; (ii) ADB, which occurred on October 31, 2016; and (iii) the BVI Acquiree, which occurred on June 11, 2015, as if each had occurred on January 1, 2015. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred on the date indicated, or that may result in the future.

	Year Ended December 31,
	2017	2016	2015
Revenues	$125,887	$122,428	$113,585
Net loss	$(25,081)	$(15,042)	$(39,965)
Loss per share(1)	$(0.95)	$(0.23)

(1)

Represents loss per share for the period following the Corporate Reorganization and IPO. There were no ordinary shares outstanding prior to October 6, 2016 and, therefore, no loss per share information has been presented for any period prior to that date.

Asset Acquisitions

Pure Water Innovations, Inc.

On June 1, 2017, Quench USA, Inc., a wholly-owned subsidiary of AquaVenture Holdings Limited, acquired substantially all of the assets of Pure Water Innovations, Inc. (“PWI”) pursuant to an asset purchase agreement. The assets acquired consisted primarily of in-place lease agreements and the related POU systems, which are generally located in North Carolina. The aggregate purchase price of $2.0 million, consisted of a cash payment and $50 thousand of contingent consideration, which was deemed probable of payment on the date of the acquisition. Transaction-related expenses incurred by the Company were not material during the year ended December 31, 2017.

The revenues and related expenses from the acquired in-place lease agreements are included in the Quench reportable segment after the date of acquisition. The Quench business completed the PWI asset acquisition to expand its installed base of POU systems in North Carolina.

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

4. Property, Plant and Equipment and Construction in Progress

Property, plant and equipment and construction in progress consisted of the following (in thousands):

	December 31,
	2017	2016
Land	$2,485	$2,485
Buildings and improvements	1,474	1,150
Plants and related equipment	125,955	125,333
Rental equipment	44,487	34,428
Office furniture, fixtures, and equipment	5,260	4,924
Vehicles	2,815	2,317
Leasehold improvements	1,332	1,292
	183,808	171,929
Less: accumulated depreciation	(71,037)	(55,837)
Property, plant and equipment, net	$112,771	$116,092
Construction in progress	$10,437	$9,398

During the years ended December 31, 2017, 2016 and 2015, the Company capitalized interest expense of $33 thousand, $145 thousand and $221 thousand, respectively. Total depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $16.5 million, $16.2 million and $13.8 million, respectively, of which $15.8 million, $14.4 million and $12.8 million, respectively, was recorded in cost of revenues.

Included in rental equipment are assets on lease and held for lease by the Quench operating platform. As of December 31, 2017 and 2016, assets on lease were $28.9 million and $23.7 million, respectively, net of accumulated depreciation of $13.5 million and $9.8 million, respectively. As of December 31, 2017 and 2016, assets on hold for lease were $1.4 million and $641 thousand, respectively, net of accumulated depreciation of $808 thousand and $271 thousand, respectively.

Future minimum rental revenues to be generated from the leased assets under non‑cancelable operating leases are summarized as follows (in thousands):

Year ended December 31:
2018	$34,999
2019	14,913
2020	6,211
2021	995
2022	295

5. Long‑term Contract Costs

The gross and net carrying values of long‑term contract costs by class are as follows (in thousands):

	December 31, 2017
	Gross Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Contract intangible assets	$83,441	$(13,571)	$69,870
Deferred contract costs	20,276	(9,281)	10,995
Total long-term contract costs	$103,717	$(22,852)	$80,865

	December 31, 2016
	Gross Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Contract intangible assets	$83,441	$(8,219)	$75,222
Deferred contract costs	18,824	(6,534)	12,290
Total long-term contract costs	$102,265	$(14,753)	$87,512

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

For the years ended December 31, 2017, 2016 and 2015, the Company recorded amortization expense for long‑term contract costs classified as deferred contract costs of $2.7 million, $2.6 million and $2.2 million, respectively. For the years ended December 31, 2017, 2016 and 2015, the Company recorded amortization expense for long‑term contract costs classified as intangible assets of $5.4 million, $5.3 million and $2.9 million, respectively. Total amortization expense on long‑term contract costs for 2018, 2019, 2020, 2021 and 2022 is expected to be $8.2 million, $8.1 million, $8.1 million, $6.0 million and $5.6 million, respectively.

6. Other Long-term Assets

Other long-term assets consisted of the following (in thousands):

	December 31,
	2017	2016
Long-term note receivable	$36,167	$41,068
Other long-term assets	3,648	3,243
Total other long-term assets	$39,815	$44,311

7. Income Taxes

For income tax purposes, the domestic and foreign components of income (loss) before income tax were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Loss from domestic operations	$(21,120)	$(22,865)	$(40,762)
(Loss) income from foreign operations	(1,052)	2,848	1,946
	$(22,172)	$(20,017)	$(38,816)

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
Foreign	$1,953	$199	$270
Deferred:
Federal	143	—	—
State	51	—	—
Foreign	1,475	256	2,703
	$3,622	$455	$2,973

As of December 31, 2017 and 2016, income tax payable was $2.1 million and $0.7 million, respectively, and was recorded in accrued liabilities in the consolidated balance sheets.

The provision for income taxes shown above varied from the “expected” U.S. statutory federal income tax rate for those periods as follows:

	Year Ended December 31,
	2017	2016	2015
Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal tax effect	1.2	4.5	4.0
Foreign income tax rate differences	(13.7)	9.9	1.9
Change in statutory tax rate	(35.8)	—	—
Valuation allowance offsetting statutory tax rate change	36.2	—	—
Change in valuation allowance	(43.3)	(33.2)	(15.9)
Disallowed interest income (expense)	11.0	(6.4)	—
Withholding taxes	(3.7)	—	—
Share-based compensation	(2.7)	(3.0)	(2.5)
Economic development program	(0.5)	(1.5)	(2.7)
Effect of flow-through entity	—	(3.9)	(1.8)
Disallowed management fees	—	(3.0)	(2.1)
Goodwill impairment	—	—	(23.8)
Other items, net	—	(0.7)	0.2
Effective tax rate	(16.3)%	(2.3)%	(7.7)%

The effective tax rate for the year ended December 31, 2017 reflects an income tax benefit for the release of an uncertain tax position.

Deferred income tax assets and liabilities are composed of the following (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
U.S. federal and state net operating loss carryforwards	$22,809	$31,112
Foreign net operating loss carryforwards	13,970	14,570
Property, plant and equipment, net	535	701
Share-based compensation	2,432	832
Intercompany payables	3,516	2,973
Other	743	1,082
Gross deferred tax assets	44,005	51,270
Less: valuation allowance	(20,870)	(19,308)
Total net deferred tax assets	23,135	31,962
Deferred tax liability:
Property, plant and equipment, net	(18,027)	(18,176)
Intangible assets, net	(9,078)	(14,002)
Other	(1,730)	(2,143)
Total deferred tax liabilities	(28,835)	(34,321)
Net deferred tax liability	$(5,700)	$(2,359)

As of December 31, 2017, the Company estimated $92.8 million, $58.1 million and $49.9 million of federal, state and foreign net operating loss carryforwards, respectively. As of December 31, 2016, the Company estimated $80.0 million, $20.2 million and $57.1 million of federal, state and foreign net operating loss carryforwards, respectively. The federal loss carryforwards will begin to expire in 2028. The state loss carryforwards began expiring at various times in 2017. The foreign loss carryforwards of $30.6 million, in the aggregate, for Trinidad, Chile, Peru and the United Kingdom do not expire. The remaining foreign loss carryforwards will begin to expire in 2018.

Utilization of net operating loss carryforwards may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitations could result in the expiration of the net operating loss carryforwards before their utilization. The events that may cause ownership change include, but are not limited to, a cumulative stock ownership change of greater than 50% over a three‑year period. Also, net operating loss and credit carryforwards of one subsidiary are not currently available to offset income generated by another subsidiary, which will affect the future benefit from and utilization of these carryforwards.

As of December 31, 2017, the Company had approximately $47.6 million of undistributed earnings. These earnings are either (i) not available for distribution due to outstanding payables, which will be paid down first, (ii) indefinitely reinvested to grow the business in the current jurisdiction or (iii) if distributed, will not incur taxes as the earnings are in non-taxing jurisdictions.  If in the future this income is repatriated or if the Company determines that the earnings will be remitted in the foreseeable future, additional tax provisions may be required. Management believes the amount of unrecognized deferred income tax liabilities on the undistributed earnings is immaterial.

On December 22, 2017, the United States enacted tax reform legislation known as the H.R. 1, commonly referred to as the “Tax Cuts and Jobs Act” (“TCJ Act”), resulting in significant modifications to existing law. Among other changes, the TCJ Act permanently lowers the corporate federal income tax rate to 21% from the existing maximum rate of 35% effective for tax years beginning after December 31, 2017. As a result of the reduction of the corporate federal income tax rate, we revalued our net deferred tax assets and recorded an income tax expense of approximately $7.9 million in the affected jurisdictions as of December 31, 2017. In addition, we recorded an $8.0 million income tax benefit for a corresponding reduction in the valuation allowance on the net deferred tax assets that were subject to the revaluation. For the year ended December 31, 2017, the Company recorded an estimated income tax benefit of approximately $0.1 million, subject to adjustment during the measurement period, related to the TCJ Act. The other provisions of the TCJ Act are not expected to have a material impact on the consolidated financial statements.

GAAP requires a valuation allowance to reduce the deferred income tax assets recorded if, based on the weight of the evidence, it is more likely than not, that some portion or all of the deferred income tax assets will not be realized. After consideration of all the evidence, the Company has determined that a valuation allowance of approximately $20.9 million and $19.3 million is necessary at December 31, 2017 and 2016, respectively. The Company recognized a net increase in the valuation allowance, inclusive of the impacts of the TCJ Act as noted preciously, of $1.1 million during the year ended December 31, 2017.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal assessments by tax authorities for years before 2014 and state and local and non-U.S. income tax examinations by tax authorities before 2012. To the extent net operating loss carryforwards are utilized, the tax years in which those net operating loss carryforwards were generated may be subject to adjustment by tax authorities during the examination of a tax return in which those net operating loss carryforwards are utilized.

Uncertain Income Tax Positions

GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing tax returns to determine whether the tax positions are “more likely than not” to be sustained by the Company upon challenge by the applicable tax authority. Tax positions not deemed to meet the “more likely than not” threshold and that would result in a tax benefit or expense to the Company would be recorded as a tax benefit or expense in the current period. The Company’s policy on its classification of interest and penalties on any unrecognized tax benefits is to recognize the interest and penalties as a component of income tax expense or benefit. As of December 31, 2017, the amount of unrecognized tax benefit that would impact the effective tax rate, if recognized, is $0.1 million. As of December 31, 2017, the amount of accrued penalties and interest was $0.2 million. As of December 31, 2016 and 2015, management believed that were no uncertain tax positions. The Company does not expect any significant changes to its uncertain tax positions in the next 12 months.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the year ended December 31, 2017 is as follows (in thousands):

December 31,
2017
Unrecognized tax benefits at beginning of period	$—
Additions related to acquisitions	266
Lapse of statute of limitations	(138)
Unrecognized tax benefits at the end of period	$128

8. Goodwill and Other Intangible Assets

Goodwill

The following table contains a disclosure of changes in the carrying amount of goodwill in total and for each reporting unit for the years ended December 31, 2017 and 2016 (in thousands):

	Seven Seas
	Water	Quench	Total
Balance as of December 31, 2015	$2,217	$95,806	$98,023
Balance as of December 31, 2016	2,217	95,806	98,023
Acquisition of Wellsys	—	1,472	1,472
Balance as of December 31, 2017	$2,217	$97,278	$99,495

The Company performed its annual impairment assessment of the carrying value of goodwill during the fourth quarters of 2017 and 2016 for both its Seven Seas Water and Quench reporting units.

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

For the year ended December 31, 2017, the Company assessed the qualitative factors and determined it was more likely than not that the fair value exceeded carrying values for both for the Seven Seas Water and Quench reporting units. As such, a quantitative assessment was not performed for either reporting unit during 2017.

For the years ended December 31, 2017, 2016 and 2015, goodwill impairment charges recorded were $0,  $0 million and $27.4 million, respectively.

There have been no goodwill impairment charges recognized for the Seven Seas Water reporting unit and, as such, the carrying value of goodwill at December 31, 2017 and 2016 represents the gross amount of goodwill attributable to the reporting unit. A reconciliation of the gross amount of goodwill and the carrying value of goodwill attributable to the Quench reporting unit for the years ended December 31, 2017 and 2016 are as follows (in thousands):

	December 31,
	2017	2016
Gross amount	$124,631	$123,159
Accumulated impairment losses	(27,353)	(27,353)
Carrying value	$97,278	$95,806

Other Intangible Assets

The gross and net carrying values of other intangible assets by major intangible asset class, are as follows (in thousands):

	December 31, 2017
	Gross Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Definite-lived intangible assets
Customer relationships	$64,160	$(18,032)	$46,128
Trade names	6,094	(818)	5,276
Non-compete agreements	582	(175)	407
Other	242	(28)	214
Indefinite-lived intangible assets
Trade names	273	—	273
Total	$71,351	$(19,053)	$52,298

	December 31, 2016
	Gross Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Definite-lived intangible assets
Customer relationships	$59,239	$(12,839)	$46,400
Trade names	5,148	(574)	4,574
Non-compete agreements	190	(107)	83
Indefinite-lived intangible assets
Trade names	273	—	273
Total	$64,850	$(13,520)	$51,330

Amortization expense for these intangible assets for the years ended December 31, 2017, 2016 and 2015 was $5.5 million, $4.9 million and $5.0 million, respectively. Amortization expense for these intangible assets for 2018, 2019, 2020, 2021 and 2022 is expected to be $6.1 million, $6.1 million, $5.6 million, $5.1 million and $4.7 million, respectively.

There was no impairment expense related to other intangible assets recorded during the years ended December 31, 2017, 2016 and 2015.

9. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2017	2016
Employee-related liabilities	$4,218	$4,493
Income taxes	2,142	733
Professional fees	1,692	2,866
Other accrued expenses	4,785	4,983
Accrued liabilities	$12,837	$13,075

10. Long‑Term Debt

As of December 31, 2017 and 2016, long‑term debt included the following (in thousands):

	December 31,	December 31,
	2017	2016
Corporate Credit Agreement	$150,000	$—
BVI Loan Agreement	26,090	31,432
Vehicle financing	1,491	1,783
Trinidad Credit Agreement	—	24,071
USVI Credit Agreement	—	12,923
Quench Loan Agreement	—	40,000
Curaçao Credit Facility	—	35,000
Total face value of long-term debt	$177,581	$145,209

Face value of long-term debt, current	$6,483	$27,963
Less: Current portion of unamortized debt discounts and deferred financing fees	—	—
Current portion of long-term debt, net of debt discounts and deferred financing fees	$6,483	$27,963

Face value of long-term debt, non-current	$171,098	$117,246
Less: Non-current portion of unamortized debt discounts and deferred financing fees	(3,326)	(1,493)
Long-term debt, net of debt discounts and deferred financing fees	$167,772	$115,753

Corporate Credit Agreement

On August 4, 2017, the Company, AVH Peru and Quench USA, Inc. (collectively the “Borrowers”) entered into a $150.0 million senior secured credit agreement (the “Corporate Credit Agreement”) with a lender. The Credit Agreement is non-amortizing, matures in August 2021 and bears interest at LIBOR plus 6.0% with a LIBOR floor of 1.0%. Interest only payments are due quarterly with principal due in full upon maturity.

On November 17, 2017, the Corporate Credit Agreement was amended to convert the interest rate applicable to 50% of the outstanding principal balance, or $75.0 million, from a variable interest rate of LIBOR plus 6.0% with a LIBOR floor of 1% to a fixed rate of 8.2%. The remaining 50% of the outstanding principal balance, of $75.0 million, will continue to bear interest at LIBOR plus 6.0% with a LIBOR floor of 1.0%. All other material terms of the original credit agreement remained unchanged. As of December 31, 2017, the weighted‑average interest rate was 7.7%.

The Corporate Credit Agreement is guaranteed by the Company along with certain subsidiaries and contains financial and nonfinancial covenants. The financial covenants include minimum interest coverage ratio and maximum leverage ratio requirements as defined in the Corporate Credit Agreement, and are calculated using consolidated Company financial information excluding the results of AquaVenture (BVI) Holdings Limited and its subsidiary Seven Seas Water (BVI) Limited. In addition, the Corporate Credit Agreement contains customary negative covenants limiting, among other things, indebtedness, investments, liens, dispositions of assets, restricted payments (including dividends), transactions with affiliates, prepayments of indebtedness, capital expenditures, changes in nature of business and amendments to documents. The Company was in compliance with, or received waivers for breaches of, all such covenants as of December 31, 2017.

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

The Company recorded a loss on debt extinguishment of $1.4 million during the year ended December 31, 2017 related to prepayment fees, breakage costs and accelerated amortization of debt financing fees, which was recorded in other expense within the consolidated statements of operations and comprehensive income.

BVI Loan Agreement

In connection with the acquisition of the capital stock of the BVI Acquiree in June 2015, the Company assumed the $43.0 million credit facility of its subsidiary, Seven Seas Water (BVI) Ltd., arranged by a bank (the “BVI Loan Agreement”). The BVI Loan Agreement closed on November 14, 2013 and was arranged to finance the construction of a desalination facility at Paraquita Bay in Tortola, BVI and other contractual obligations. The BVI Loan Agreement is project financing with recourse only to the stock, assets and cash flow of Seven Seas Water (BVI) Ltd. and is not guaranteed by the Company or any of its other subsidiaries. The BVI Loan Agreement is guaranteed by United Kingdom Export Finance. As of the acquisition date of June 11, 2015, $40.8 million remained outstanding. In addition, approximately $820 thousand remained available for draw through October 2016. The BVI Loan Agreement was amended on May 7, 2014 and June 11, 2015 to reflect extensions in milestone dates and the acquisition of Seven Seas Water (BVI) Ltd. The BVI Loan Agreement is collateralized by all shares and underlying assets of Seven Seas Water (BVI) Ltd.

Prior to the amendment on August 4, 2017, the BVI Loan Agreement provided for interest on the outstanding borrowings at LIBOR plus 3.5% per annum and interest was paid quarterly. The loan principal is repayable quarterly beginning in March 31, 2015 in 26 quarterly installments that escalate over the term of the loan.

On August 4, 2017, Seven Seas Water (BVI) Ltd. amended the BVI Loan Agreement to extend the amortization on principal to May 2022 and reduce the spread applied to the LIBOR base rate used in the calculation of interest by 50 basis points to LIBOR plus 3.0% per annum. The United Kingdom Export Finance also extended its participation in the project to match the extended term of the amended BVI Loan Agreement. All other material terms of the original loan agreement remained unchanged.

As of December 31, 2017, the weighted-average interest rate was 4.3%. Seven Seas Water (BVI) Ltd. may prepay the principal amounts of the loans, after completing its obligations with respect to the sewage treatment plants and prior to the maturity date, in whole or in part.

The BVI Loan Agreement includes both financial and nonfinancial covenants, limits the amount of additional indebtedness that Biwater (BVI) Ltd. can incur and places annual limits on capital expenditures for this subsidiary. The BVI Loan Agreement also places restrictions on distributions made by Seven Seas Water (BVI) Ltd. which is only permitted to make distributions to shareholders and affiliates of the Company if specified debt service coverage ratios and loan life coverage ratios are met and it is in compliance with all loan covenants. The BVI Loan Agreement contains a number of negative covenants restricting, among other things, indebtedness, investments, liens, dispositions of assets, restricted payments (including dividends), mergers and acquisitions, accounting changes, transactions with affiliates, prepayments of indebtedness, capital expenditures, and changes in nature of business and joint ventures. In addition, Seven Seas Water (BVI) Ltd. is subject to quarterly financial covenant compliance, including minimum debt service and loan life coverage ratios, and must maintain a minimum debt service reserve fund with the bank. Seven Seas Water (BVI) Ltd. was in compliance with, or received waivers for breaches of, all such covenants as of December 31, 2017.

Seller Note Payable—BVI

In connection with the acquisition of the capital stock of the BVI Acquiree in June 2015, the purchase price included a note payable in the amount of $5.6 million to the seller. The note payable: (i) did not bear interest; (ii) was payable in 15 equal annual installments of $375 thousand beginning on the first anniversary of the BVI Purchase Agreement; (iii) terminated if the water purchase agreement with the government of the BVI is terminated under certain circumstances; and (iv) was unsecured and subordinated to all other indebtedness of the Company. The Company began accreting the value of the note payable over the life of the loan using an interest rate of 9.0%, which was consistent with the Company’s current expected borrowing rate for this type of transaction.

On December 1, 2016, the Company purchased the outstanding note payable to the seller for $1.7 million. The Company inherited all legal and beneficial right, title, interest and benefits in and to the note payable, free and clear of all mortgages, liens, licenses, pledges, charges, security interests, participations, restrictions or encumbrances of any kind. The Company no longer has any financial obligation to the seller under that note. The carrying value of that note payable on December 1, 2016 was $3.3 million. The Company recorded a gain on the early extinguishment of the note payable of approximately $1.6 million, which was recorded as other income in the consolidated statements of operations and comprehensive income.

For the years ended December 31, 2017, 2016, and 2015, accretion expense was $0, $226 thousand and $136 thousand, respectively, which was recorded as interest expense in the consolidated statements of operations and comprehensive income.

Other Debt

The Company primarily finances its vehicles under three‑year terms with interest rates per annum ranging from 2.7% to 4.5%.

Maturities of Long‑Term Debt

Maturities of long‑term debt were as follows as of December 31, 2016 (in thousands):

Amount Due
2018	$6,482
2019	6,090
2020	6,137
2021	156,037
2022	2,835
2023 and thereafter	—
Total face value of long-term debt	$177,581

Restricted Net Assets

The Corporate Credit Agreement contains no restrictions on the transfer of net assets in the form of loans, advances or cash dividends to the ultimate parent company.

In accordance with the negative covenants as defined within the BVI Loan Agreement, Seven Seas Water (BVI) Ltd. is restricted from declaring dividends unless certain criteria, including financial ratios and operational commitments, under the BVI Loan Agreement have been met. Seven Seas Water (BVI) Ltd. met all the requirements as of December 31, 2017 and 2016 and thus, there were no net asset restrictions for 2017 or 2016.

 In accordance with the negative covenants as defined within the Quench Loan Agreement, Quench was prohibited from performing certain acts including, but not limited to, making loans to any other person or entity, making investments in any other person or entity, paying or declaring dividends on Quench’s stock, or transferring any of the assets of Quench deemed to be collateral without prior consent of the lender. As a result of the negative covenants, Quench was restricted from transferring its net assets to any of its affiliates as of December 31, 2016.

The Trinidad Credit Agreement and USVI Credit Agreement both contained provisions to restrict assets through the prohibition of dividends and the transfer of assets in the event the Company failed to meet certain financial ratios. As of December 31, 2016, Seven Seas Water Corporation (USVI) was restricted from declaring dividends or transferring assets as the company failed to meet such financial ratios under the USVI Credit Agreement. As of December 31, 2016, the Company exceeded such financial ratios under the Trinidad Credit Agreement and thus, there were no net asset restrictions for Seven Seas Water (Trinidad) Unlimited for 2016.

The Curacao Credit Agreement contained no restrictions on the transfer of net assets in the form of loans, advances or cash dividends to the ultimate parent company.

As of December 31, 2017, there were no restricted net assets of the Company. As of December 31, 2016, the restricted net assets of the Company amounted to $162.8 million, or approximately 44.3%, of total consolidated net assets.

Deferred Financing Fees

The Company incurred debt financing fees in relation to long‑term debt arrangements. These fees are amortized over the term of the related debt using the effective interest method. At December 31, 2017 and 2016, deferred financing fees, net of amortization, were $3.3 million and $1.3 million, respectively, and were recorded in long‑term debt in the consolidated balance sheets. Amortization expense related to debt financing fees for the years ended December 31, 2017, 2016 and 2015 was $878 thousand, $816 thousand and $674 thousand, respectively, and was included in interest expense in the consolidated statements of operations and comprehensive income.

11. Fair Value Measurements

At December 31, 2017 and 2016, the Company had the following assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets:

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

There were no transfers into or out of Level 1, 2 or 3 assets during the years ended December 31, 2017 and 2016. Transfers between levels are deemed to have occurred if the lowest level of input were to change.

The Company’s fair value measurements as of December 31, 2017 and 2016 were as follows (in thousands):

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Asset/	for Identical	Observable	Unobservable
Assets/Liabilities Measured at Fair Value	(Liability)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
As of December 31, 2017
Recurring basis:
Money market funds	$11,333	$11,333	$—	$—
U.S. Treasury securities	$83,999	$83,999	$—	$—
As of December 31, 2016
Recurring basis:
Money market funds	$29,523	$29,523	$—	$—
U.S. Treasury securities	$24,777	$24,777	$—	$—

12. Share‑based Compensation

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

As of December 31, 2015, the aggregate number of shares by class authorized for grant under the Equity Incentive Plan, subject to adjustment upon a change in capitalization, was: (i) 7.9 million MIP shares; (ii) 10.7 million Common shares (including both Incentive and Ordinary shares); and (iii) 6.0 million Class B shares.

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

The Company uses the Black‑Scholes option pricing model to determine the fair value of the Incentive shares, Class B shares and options to purchase Ordinary shares and Class B shares granted under the plan. The following weighted average assumptions by share class were used to determine such fair values of the awards granted during the years ended December 31:

	2015
		Options to
		Purchase
	Class B	Class B
	Shares	Shares
Expected term (years)	2.4	6.3
Expected volatility	24.9%	31.7%
Risk-free rate	0.7%	1.9%
Expected dividends	—%	—%

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

The following table presents the activity of the Incentive shares, MIP shares and Class B shares for the period ended October 4, 2016 (date Corporate Reorganization was completed) and year ended December 31, 2015 (in thousands, except per share amounts):

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

During the year ended December 31, 2015, the per share intrinsic value of the vested Incentive shares was $2.09. The per share intrinsic value of the vested MIP shares was $0 during the year ended December 31, 2015. The per share intrinsic of the vested Class B shares vested during the year ended December 31, 2015 was $0. As of December 31, 2015, 328 thousand Incentive shares had a hurdle price of $2.09 while the remaining 178 thousand shares had a hurdle price of $0. All of the Class B shares had a hurdle price of $4.95 per share as of December 31, 2015. The MIP shares had a hurdle price of $0 as of December 31, 2015.

The following table presents the activity of options to purchase Ordinary shares and Class B shares for the period ended October 4, 2016 (date Corporate Reorganization was completed) and year ended December 31, 2015 (in thousands, except per share amounts):

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

The total intrinsic value of options exercised during the year ended December 31, 2015 was $1.99. There were no options to purchase Class B shares exercised during the years ended December 31, 2016 and 2015.

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

The Company uses the Black‑Scholes option pricing model to determine both the grant date fair value and fair value as of the end of each period of the Quench USA Holdings, LLC awards granted or vested subsequent to the date of the Contribution. The share‑based compensation expense recorded within the consolidated statements of operations and comprehensive income reflects the vested portion of the fair value of equity awards as of December 31, 2015. The weighted‑average assumptions for the awards granted subsequent to the date of the Contribution Agreement were: (i) expected term of 6.25 years; (ii) expected volatility of 35.2%; (iii) risk‑free rate of 1.9%; and (iv) expected dividend percentage of 0%. There were no grants of Quench USA Holdings, LLC awards during the years ended December 31, 2016 and 2015. As of the date of conversion and as of December 31, 2015, the Company determined there was no difference between the grant date fair value of the outstanding equity awards and the fair value as of December 31, 2015, and, as a result, no additional share‑based compensation was recorded.

The following table presents the activity of the Quench USA Holdings, LLC incentive shares granted as “profits interests” for the period ended October 4, 2016 (date Corporate Reorganization was completed), the year ended December 31, 2015 (in thousands, except per share amounts):

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding as of December 31, 2014	5,000	$0.13
Vested	(4,000)	$0.13
Outstanding as of December 31, 2015	1,000	$0.13
Vested	(1,000)	$0.13
Converted upon Corporate Reorganization	—	$—
Outstanding as of October 4, 2016	—	$—

For the year ended December 31, 2015, the intrinsic value of such vested shares was $0 per share.

The following table presents the activity of options to purchase Quench USA Holdings, LLC shares for the period ended October 4, 2016 (date Corporate Reorganization was completed), the year ended December 31, 2015 (in thousands, except per share amounts):

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

There were no options exercised during the period ended October 4, 2016 (date Corporate Reorganization was completed), the year ended December 31, 2015.

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

On September 22, 2016, the Company approved and adopted the AquaVenture Holdings Limited 2016 Share Option and Incentive Plan (“2016 Plan”), which allows for the issuance of incentive share options, non-qualified share options, share appreciation rights, restricted share units, restricted share awards, unrestricted share awards, cash-based awards, performance share awards and dividend equivalent rights to officers, employees, managers, directors and other key persons, including consultants to the Company. The aggregate number of ordinary shares initially available for issuance, subject to adjustment upon a change in capitalization, under the 2016 Plan is 5.0 million shares. The shares available for issuance will increase annually by 4% of the number of ordinary shares issued and outstanding on the immediately preceding December 31. As of December 31, 2017, the number of ordinary shares authorized for issuance under the 2016 Plan was 6.1 million shares.

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

The Company uses the Black‑Scholes option pricing model to determine the fair value of the options to purchase ordinary shares under the plan. The following weighted average assumptions were used to determine such fair values of the option awards granted during the years ended December 31:

	2017	2016
	Options to	Options to
	Purchase	Purchase
	Ordinary Shares	Ordinary Shares
Expected term (years)	6.3	5.7
Expected volatility	31.2%	30.7%
Risk-free rate	2.1%	1.4%
Expected dividends	—%	—%

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

The following table presents the activity of options to purchase ordinary shares, including those converted from the Corporate Reorganization, for the years ended December 31, 2017 and 2016 (in thousands, except per share amounts):

	Options to Purchase
	Ordinary Shares
		Weighted
		Average	Weighted
		Exercise	Average
	Number of	Price	Grant Date
	Options	Per Share	Fair Value
Converted upon Corporate Reorganization	205	$22.61
Granted	3,548	$18.07	$5.70
Forfeited	(11)	$19.76
Expired	(1)	$15.98
Outstanding as of December 31, 2016	3,741	$18.31
Granted	78	$16.07	$5.62
Exercised	(8)	$9.05
Forfeited	(99)	$18.52
Expired	(27)	$23.53
Outstanding as of December 31, 2017	3,685	$18.24
Exercisable as of December 31, 2017	1,757	$18.40

During the year ended December 31, 2017, the Company granted options to purchase 78 thousand ordinary shares to eligible recipients at a weighted average exercise price of $16.07 per share. The options to purchase ordinary shares have a time-based vesting schedule of four years with 25% on the first anniversary and the remaining 75% vesting quarterly over the remaining three years. The aggregate grant date fair value of the granted options to purchase ordinary shares was approximately $0.4 million, which will be recognized over the requisite service period.

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

The remaining weighted‑average contractual term for options to purchase ordinary shares outstanding as of December 31, 2017 was 8.6 years. The remaining weighted‑average contractual term for options to purchase ordinary shares exercisable as of December 31, 2017 was 8.5 years. The aggregate intrinsic value of options to purchase ordinary shares outstanding as of December 31, 2017 was $0.3 million. The aggregate intrinsic value of options to purchase ordinary shares exercisable as of December 31, 2017 was $0.3 million.

As of December 31, 2017, total unrecognized compensation expense related to the options to purchase ordinary shares was $8.9 million, which will be recognized over a weighted‑average remaining period of 0.8 years.

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

The following table presents the activity of restricted awards, including those converted from the Corporate Reorganization, for the years ended December 31, 2017 and 2016 (in thousands, except per share amounts):

	Restricted Share Units
		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Converted upon Corporate Reorganization	3	$6.51
Granted	200	$19.97
Vested	(1)	$9.12
Forfeited	—	$—
Unvested as of December 31, 2016	202	$19.80
Granted	57	$17.33
Vested	(101)	$19.62
Forfeited	(8)	$19.97
Unvested as of December 31, 2017	150	$18.97

During the year ended December 31, 2017, the Company granted 57 thousand restricted share units. Certain of the restricted share units were granted to the Company’s board of directors and have time-based vesting schedule of one year from the date of grant. All other restricted share units have a time-based vesting schedule of four years with 25% on the first anniversary and the remaining 75% vesting quarterly over the remaining three years. The fair market value of restricted share units is determined based on the closing share price of the Company’s ordinary shares on the date of grant, and is amortized on a straight-line basis over the requisite service period.

As of December 31, 2017, total unrecognized compensation expense related to the restricted share units was $2.0 million, which will be recognized over a weighted‑average remaining period of 0.6 years.

Employee Stock Purchase Plan

Under the 2016 Employee Stock Purchase Plan (“2016 ESPP”), the Company offers eligible employee participants to purchase the Company’s ordinary shares at a price equal to the lesser of 85 percent of the closing market price on the first or last day of an established offering period. Under the 2016 ESPP, 16 thousand shares were sold to eligible employees during the year ended December 31, 2017. Share-based compensation expense is recognized based on the fair value of the employees’ purchase rights under the 2016 ESPP and is amortized on a straight-line basis over the offering period. As of December 31, 2017, the number of ordinary shares authorized for issuance under the 2016 ESPP was 0.5 million shares.

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

During the year ended December 31, 2017, the Company granted 6 thousand phantom shares to Eligible Directors. At December 31, 2017, 6 thousand phantom shares remained outstanding.

Share‑Based Compensation Expense

Total share‑based compensation expense recognized related to all equity awards during the years ended December 31, 2017, 2016 and 2015 was $12.1 million, $4.0 million, and $3.3 million respectively. For the year ended December 31, 2017, $11.7 million and $0.4 million were recorded in SG&A and cost of revenues, respectively, within the consolidated statements of operations and comprehensive income. For the year ended December 31, 2016, $4.0 million and $0 were recorded in SG&A and cost of revenues, respectively, within the consolidated statements of operations and comprehensive income. For the year ended December 31, 2015, $3.3 million and $0 were recorded in SG&A and cost of revenues, respectively, within the consolidated statements of operations and comprehensive income.

There was no related tax benefit for the years ended December 31, 2017, 2016 and 2015.

13. Loss per Share

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

There were no ordinary shares outstanding prior to October 6, 2016, therefore no loss per share information has been presented for any period prior to that date. The following table reconciles net loss to net loss applicable to ordinary shareholders for the periods presented (in thousands, except per share amounts):

		October 6, 2016
	Year Ended	through
	December 31, 2017	December 31, 2016
Numerator:
Net loss	$(25,794)	$(7,314)

Denominator:
Weighted-average ordinary shares outstanding - basic and diluted	26,426	25,784

Loss per share - basic and diluted	$(0.98)	$(0.28)

Given that the Company had a net loss for the periods presented, the calculation of diluted loss per share is computed using basic weighted average ordinary shares outstanding.

Approximately 3.9 million weighted-average outstanding share awards for the year ended December 31, 2017 were excluded from the calculation of diluted earnings per share because their effect was antidilutive.

14. Employee Benefit Plans

On April 1, 2013, the Company began offering a defined contribution 401(k) plan to its Seven Seas Water employees in the United States (“SSW Plan”). During the year ended December 31, 2017, the Company contributed 3% of each employee’s compensation to the SSW Plan. As of January 1, 2018, the SSW Plan was amended and the Company now matches 50% of the first 6% of the employee’s compensation deferred under the plan.

On June 6, 2014 in connection with the acquisition of Quench, the Company assumed the Quench USA, Inc. 401(K) Profit Sharing Plan and Trust (“Quench Plan”) which covers substantially all of the employees of Quench. The Company matches 50% of the first 6% of the employee’s compensation deferred in the Quench Plan.

The Company’s expense for both the plans for the years ended December 31, 2017, 2016 and 2015 was $719 thousand, $795 thousand and $592 thousand, respectively.

15. Commitments and Contingencies

Asset Retirement Obligations

ARO liabilities, which arise from contractual requirements to perform certain asset retirement activities and is generally recorded when the asset is constructed, is based on the Company’s engineering estimates of future costs to dismantle and remove equipment from a customer’s plant site and to restore the site to a specified condition at the conclusion of a contract. As appropriate, the Company revises certain of its liabilities based on changes in the projected costs for future removal and shipping activities. These revisions, along with accretion expense, are included in cost of revenues in the consolidated statements of operations and comprehensive income.

A reconciliation of the beginning and ending amounts of the ARO is as follows (in thousands):

	December 31,
	2017	2016
Asset retirement obligation at beginning of period	$1,055	$1,057
Additional liabilities incurred	—	10
Accretion of obligation	49	43
Valuation adjustments	—	(55)
Asset retirement obligation at end of period	$1,104	$1,055

During the year ended December 31, 2016, certain of the Company’s existing contracts were extended. As a result, the Company recorded a gain of $55 thousand during year ended December 31, 2016 for the revaluation of the ARO based on changes in the projected costs for future removal and shipping activities. Of the total valuation adjustments during 2016, $32 thousand related to one contract extension which was expensed in the consolidated statements of operations and comprehensive income as the underlying asset had been fully depreciated. No valuation adjustments were recorded during the years ended December 31, 2017 and 2015.

During the years ended December 31, 2017, 2016 and 2015, the Company recorded accretion expense of $49 thousand, $43 thousand and $36 thousand, respectively.

At December 31, 2017 and 2016, the current portion of the ARO liabilities was $26 thousand and $0, respectively, and was recorded in accrued liabilities in the consolidated balance sheets. At December 31, 2017 and 2016, the long‑term portion of the ARO liabilities was $1.1 million and $1.1 million, respectively, and was recorded in other long‑term liabilities in the consolidated balance sheets.

As of December 31, 2017, the Company estimated remaining payments (undiscounted) for the ARO liability to be $1.5 million.

Leases

The Company leases space and operating assets under non‑cancelable operating leases expiring at various dates with some containing escalation in rent clauses, rent concessions and/or renewal options. Minimum lease payments under operating leases are recognized on a straight‑line basis over the term of the lease, including any periods of free rent. Rent expense for the years ended December 31, 2017, 2016 and 2015 was $1.9 million, $1.9 million and $1.8 million, respectively.

Future minimum lease payments under non‑cancelable operating leases are summarized as follows (in thousands):

Years ending December 31:
2018	$1,622
2019	827
2020	406
2021	216
2022	184
Thereafter	70
$3,325

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

On October 12, 2016, the Company completed its IPO which triggered payment of the Quench MIP. Based on the terms of the Quench MIP, the Company paid to certain of its employees an aggregate of $6.1 million of cash, which was recorded in SG&A expenses in the consolidated statements of operations and comprehensive income during the fourth quarter of 2016. No further obligations are due under the Quench MIP.

Litigation

The Company, may, from time to time, be a party to legal proceedings, claims, and administrative matters that arise in the normal course of business. The Company has made accruals with respect to certain of these matters, where appropriate, that are reflected in the consolidated financial statements but are not, individually or in the aggregate, considered material. For other matters for which an accrual has not been made, the Company has not yet determined that a loss is probable or the amount of loss cannot be reasonably estimated. While the ultimate outcome of the matters cannot be determined, the Company currently does not expect that these proceedings and claims, individually or in the aggregate, will have a material effect on the consolidated financial position, results of operations, or cash flows. The outcome of any litigation is inherently uncertain, however, and if decided adversely to the Company, or if the Company determines that settlement of particular litigation is appropriate, the Company may be subject to liability that could have a material adverse effect on the consolidated financial position, results of operations, or cash flows. The Company maintains liability insurance in such amounts and with such coverage and deductibles as management believes is reasonable. The principal liability risks that the Company insures against are customer lawsuits caused by damage or nonperformance, workers’ compensation, personal injury, bodily injury, property damage, directors’ and officers’ liability, errors and omissions, employment practices liability and fidelity losses. There can be no assurance that the Company’s liability insurance will cover all events or that the limits of coverage will be sufficient to fully cover all liabilities. As of December 31, 2017 and 2016, the Company determined there are no matters for which a material loss is reasonably possible or the Company has either determined that the range of loss is not reasonably estimable or that any reasonably estimable range of loss is not material to the consolidated financial statements.

16. Supplemental Cash Flow Information

Supplemental cash flow information is as follows for the years ended December 31 (in thousands):

	2017	2016	2015
Cash paid during the period:
Income taxes, net	$1,373	$427	$41
Interest, net	$7,474	$10,606	$7,392
Non-Cash Transaction Information:
Non-cash capital expenditures	$1,025	$1,294	$3,039
Deferred tax adjustment	$1,672	$—	$—
Unpaid debt financing costs	$47	$—	$22
Unpaid offering costs	$—	$1,167	$822
Deferred offering costs reclassified to additional paid-in-capital	$—	$7,004	$—
Note payable to seller related to acquisitions	$—	$—	$3,274

The components of total ending cash for the periods presented in the consolidated statement of cash flows are as follows (in thousands):

	As of
	December 31,
	2017	2016	2015
Cash and cash equivalents	$118,090	$95,334	$17,802
Restricted cash, current	—	166	930
Restricted cash, non-current	4,269	5,895	6,294
	$122,359	$101,395	$25,026

17. Segment Reporting

The Company has two operating and reportable segments, Seven Seas Water and Quench. This determination is supported by, among other factors, the existence of individuals responsible for the operations of each segment and who also report directly to the Company’s chief operating decision maker (“CODM”), the nature of the segment’s operations and information presented to the Company’s CODM.

Seven Seas Water provides outsourced desalination solutions and wastewater treatment for governmental, municipal, industrial and hospitality customers internationally under long-term contracts. Quench provides bottleless filtered water coolers and other products that use filtered water as an input, such as ice machines, sparkling water dispensers and coffee brewers, to customers throughout the United States and in Canada, typically under multi-year contracts. Revenues reported under the Seven Seas Water reportable segment primarily represent bulk water sales and service, including revenues generated from service concession arrangements, whereas revenues reported under the Quench reportable segment primarily represent rental of filtered water and related systems.

Prior to January 1, 2017, the Company included the majority of certain general and administrative costs, primarily professional service fees and other expenses to support the activities of the registrant holding company, within the Seven Seas reportable segment. Beginning January 1, 2017, the Company began separating “Corporate and Other” for the CODM and for segment reporting purposes. The Corporate and Other administration function is not treated as a segment but includes certain general and administrative costs that are not allocated to either of the reportable segments. These costs include, but are not limited to, professional service fees and other expenses to support the activities of the registrant holding company. Corporate and Other does not include any labor allocations from the Seven Seas Water and Quench segments. The Company believes this presentation more accurately portrays the results of the core operations of each of the operating and reportable segments to the CODM. As a result of this change, the Company has restated prior periods for segment reporting purposes.

As part of the segment reconciliation below, intercompany interest expense and the associated intercompany interest income are included but are eliminated in consolidation.

The following table provides information by reportable segment and a reconciliation to the consolidated results for the year ended December 31, 2017 (in thousands):

	Year Ended December 31, 2017
	Seven Seas		Corporate
	Water	Quench	& Other	Total
Revenues:
Bulk water	$58,358	$—	$—	$58,358
Rental	—	52,997	—	52,997
Other	—	9,796	—	9,796
Total revenues	58,358	62,793	—	121,151
Gross profit:
Bulk water	23,741	—	—	23,741
Rental	—	29,513	—	29,513
Other	—	4,017	—	4,017
Total gross profit	23,741	33,530	—	57,271
Selling, general and administrative expenses	25,658	39,400	4,590	69,648
Loss from operations	(1,917)	(5,870)	(4,590)	(12,377)
Other (expense) income, net	(6,081)	(4,167)	453	(9,795)
Loss before income tax expense	(7,998)	(10,037)	(4,137)	(22,172)
Income tax expense	3,427	195	—	3,622
Net loss	$(11,425)	$(10,232)	$(4,137)	$(25,794)
Other information:
Depreciation and amortization expense	$17,053	$15,342	$—	$32,395
Interest expense (income), net	$4,799	$3,599	$(453)	$7,945
Loss on extinguishment of debt	$820	$569	$—	$1,389
Expenditures for long-lived assets	$3,457	$12,455	$—	$15,912
Amortization of deferred financing fees	$430	$250	$198	$878
As of December 31, 2017
Total assets	$254,907	$202,455	$97,288	$554,650

The following table provides information by reportable segment and a reconciliation to the consolidated results for the year ended December 31, 2016 (in thousands):

	Year Ended December 31, 2016
	Seven Seas		Corporate
	Water	Quench	& Other	Total
Revenues:
Bulk water	$55,861	$—	$—	$55,861
Rental	—	48,699	—	48,699
Other	—	9,540	—	9,540
Total revenues	55,861	58,239	—	114,100
Gross profit:
Bulk water	24,304	—	—	24,304
Rental	—	27,262	—	27,262
Other	—	4,398	—	4,398
Total gross profit	24,304	31,660	—	55,964
Selling, general and administrative expenses	21,590	44,092	2,477	68,159
Income (loss) from operations	2,714	(12,432)	(2,477)	(12,195)
Other (expense) income, net	(5,612)	(4,145)	1,935	(7,822)
Loss before income tax expense	(2,898)	(16,577)	(542)	(20,017)
Income tax expense	455	—		455
Net loss	$(3,353)	$(16,577)	$(542)	$(20,472)
Other information:
Depreciation and amortization expense	$16,543	$13,573	$—	$30,116
Interest expense (income), net	$6,633	$4,145	$(228)	$10,550
Gain on extinguishment of debt	$1,610	$—	$—	$1,610
Gain on bargain purchase, net of deferred taxes	$1,429	$—	$—	$1,429
Expenditures for long-lived assets	$8,725	$11,294	$—	$20,019
Amortization of deferred financing fees	$599	$217	$—	$816
As of December 31, 2016
Total assets	$274,235	$193,427	$69,034	$536,696

The following table provides information by reportable segment and a reconciliation to the consolidated results for the year ended December 31, 2015 (in thousands):

	Year Ended December 31, 2015
	Seven Seas		Corporate
	Water	Quench	& Other	Total
Revenues:
Bulk water	$47,444	$—	$—	$47,444
Rental	—	44,654	—	44,654
Other	—	8,237	—	8,237
Total revenues	47,444	52,891	—	100,335
Gross profit:
Bulk water	18,354	—	—	18,354
Rental	—	24,443	—	24,443
Other	—	4,048	—	4,048
Total gross profit	18,354	28,491	—	46,845
Selling, general and administrative expenses	15,871	31,863	1,703	49,437
Goodwill impairment	—	27,353	—	27,353
Income (loss) from operations	2,483	(30,725)	(1,703)	(29,945)
Other (expense) income, net	(4,771)	(4,122)	22	(8,871)
Loss before income tax	(2,288)	(34,847)	(1,681)	(38,816)
Income tax expense	2,973	—	—	2,973
Net loss	$(5,261)	$(34,847)	$(1,681)	$(41,789)
Other information:
Depreciation and amortization expense	$13,499	$10,643	$—	$24,142
Interest expense, net	$4,385	$4,122	$—	$8,507
Expenditures for long-lived assets	$11,597	$11,364	$—	$22,961
Amortization of deferred financing fees	$558	$116	$—	$674
As of December 31, 2015
Total assets	$223,708	$190,520	$11,428	$425,656

Revenues earned by major geographical region were (in thousands):

	Year Ended December 31,
	2017	2016	2015
United States	$62,552	$58,239	$52,891
Foreign:
Trinidad & Tobago	14,404	13,296	12,711
Curaçao	7,517	7,474	7,809
British Virgin Islands	11,643	13,449	5,813
Turks and Caicos	2,069	1,841	1,776
St. Maarten	8,106	8,423	7,827
US. Virgin Islands	9,754	9,641	10,133
Peru	3,937	696	—
All other countries	1,169	1,041	1,375
Total foreign	58,599	55,861	47,444
Total revenues	$121,151	$114,100	$100,335

Revenues earned from major customers, which are all included within the Seven Seas Water reportable segment, were (in thousands):

	Year Ended December 31,
	2017	2016	2015
Customer in Trinidad & Tobago	$14,404	$13,296	$12,711
Percentage of total revenues	12%	12%	13%
Customer in British Virgin Islands	$11,643	$13,449	$5,813
Percentage of total revenues	10%	12%	6%

The following table provides revenues from external customers for each product and service by segment (in thousands):

	Year Ended December 31,
	2017	2016	2015
Seven Seas Water revenues:
Bulk water	$58,358	$55,861	$47,444
Quench revenues:
Rental	52,997	48,699	44,654
Equipment	6,462	6,532	5,577
Coffee and consumables	3,334	3,008	2,660
Total Quench revenues	62,793	58,239	52,891
Total revenues	$121,151	$114,100	$100,335

Long‑lived assets, which include property, plant and equipment, net, construction in process and long‑term contract costs, by major geographic region were (in thousands):

	December 31,
	2017	2016
United States	$33,125	$28,419
Foreign:
Trinidad & Tobago	43,622	47,003
Curaçao	5,768	8,140
British Virgin Islands	78,988	83,954
Turks and Caicos	3,012	3,182
St. Maarten	8,311	10,597
US. Virgin Islands	28,103	29,414
All other countries	3,144	2,293
Total foreign	170,948	184,583
	$204,073	$213,002

18. Significant Concentrations, Risks and Uncertainties

The Company is exposed to interest rate risk resulting from its variable rate loans outstanding that adjust with movements in LIBOR.

For the year end December 31, 2017, a significant portion of the Company’s revenues were derived from territories and countries in the Caribbean region. Demand for water in the Caribbean region is impacted by, among other things, levels of rainfall, natural disaster or other catastrophic events, the tourism industry and demand from our industrial clients. Destruction caused by tropical storms and hurricanes, high levels of rainfall, downturn in the level of tourism and demand for real estate could all adversely impact the future performance of the Company as well as cause delays in collections from the Company’s customers.

At December 31, 2017, a significant portion of the Company’s property, plant and equipment is located in the Caribbean region. The Caribbean islands are situated in a geography where tropical storms and hurricanes occur with regularity, especially during certain times of the year. The Company designs its plant facilities to withstand such conditions; however, a major storm could result in plant damage or periods of reduced consumption or unavailability of electricity or source seawater needed to produce water in one or more of our locations. It is the Company’s policy to maintain adequate levels of property and casualty insurance; however, the Company only insures certain of its plant for wind.

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

19. Quarterly Financial Data (Unaudited)

The following tables provides quarterly information for the years ended December 31, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended
	March 31	June 30	September 30	December 31
2017
Total revenues	$29,008	$29,893	$29,893	$32,357
Gross profit	13,294	13,876	14,521	15,580
Loss from operations	(3,194)	(2,866)	(3,213)	(3,104)
Net loss	(6,126)	(5,527)	(7,567)	(6,574)

Loss per share-basic and diluted	$(0.23)	$(0.21)	$(0.29)	$(0.25)

During the third quarter of 2017, the Company utilized approximately $100 million of the proceeds from the Corporate Credit Agreement to repay in full the outstanding principal on certain existing debt obligations. The Company recorded a loss on debt extinguishment of $1.4 million related to prepayment fees, breakage costs and accelerated amortization of debt financing fees, which was recorded in other expense within the consolidated statements of operations and comprehensive income.

	Three Months Ended
	March 31	June 30	September 30	December 31
2016
Total revenues	$27,129	$28,264	$28,858	$29,849
Gross profit	12,963	13,897	14,563	14,541
Loss from operations	(734)	(558)	(549)	(10,354)
Net loss	(3,988)	(4,226)	(4,712)	(7,546)

Loss per share-basic and diluted (1)				$(0.28)

(1)

Represents net loss per share and weighted-average ordinary shares outstanding from October 6, 2016 through December 31, 2016, the period following the Corporate Reorganization and IPO (see Note 13). There were no ordinary shares outstanding prior to October 6, 2016 and, therefore, no loss per share information has been presented for any period prior to that date.

During the fourth quarter of 2016, the Company completed its IPO which triggered payment of the Quench MIP. Based on the terms of the Quench MIP, the Company paid to certain of its employees an aggregate of $6.1 million of cash, which was recorded in SG&A expenses in the consolidated statements of operations and comprehensive income during the fourth quarter of 2016. In addition, the Company completed the Peru Acquisition for an aggregate purchase price of $46.5 million using proceeds from the IPO and recorded a gain on bargain purchase of approximately $1.4 million, net of deferred taxes. During the fourth quarter of 2016, the Company recorded a gain of $1.6 million on early extinguishment of a note payable, which was recorded as other income in the consolidated statements of operations and comprehensive income.

20. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements for the year ended December 31, 2017. The subsequent events included the following:

•

On January 12, 2018, Quench acquired substantially all the assets and assumed certain liabilities of Clarus Services, a point-of-use water filtration company based in Richmond, Virginia, and Watermark USA, a point-of-use water filtration company based in Philadelphia, Pennsylvania, pursuant to asset purchase agreements. The assets acquired consist primarily of in-place lease agreements and the related point-of-use systems. The aggregate purchase price of the asset acquisitions of approximately $1.6 million was paid in cash.

The revenues and related expenses from the acquired assets will be included in the Quench reportable segment after the date of acquisition. The Quench business completed the asset acquisition to expand its installed base of point-of-use systems. Due primarily to the timing of the acquisition, the Company has not yet completed the allocation of the purchase price to the net assets acquired.

•

On February 9, 2018, Aqua Venture Holdings Curaçao N.V., a, indirect wholly-owned subsidiary of the Company, entered into a binding agreement with Abengoa Water, S.L.U. to purchase a majority interest in a desalination plant in Accra, Ghana. The plant has the capacity to deliver approximately 18.5 million GPD of potable water to Ghana Water Company Limited (“GWCL”) under a long-term, U.S. dollar denominated water purchase agreement.

The transaction is structured as the purchase of the entire share capital of Abengoa's subsidiary that holds a 56% economic interest in Befesa Desalination Developments Ghana Limited ("BDDG"), the Ghanaian company that owns the plant. The base purchase price for this interest is approximately $26 million, which is expected to be paid in cash, is subject to adjustment based on the results of negotiations with GWCL regarding changes to the water purchase agreement and with BDDG's lenders regarding the existing financing arrangements, among other things. Completion of the purchase, which is expected to occur by the end of the second quarter of 2018, is subject to the satisfaction of certain conditions precedent, including: (i) the receipt of required approvals from BDDG's other shareholders, as well as those required under BDDG's financing arrangements, (ii) the execution of a legally binding heads of terms among the Government of Ghana, GWCL and BDDG in which the parties agree to revise the water rates charged under the water purchase agreement and the indexation of those rates, (iii) the receipt of the approval of the credit committees of BDDG's lenders to changes to the terms and conditions of BDDG's financing arrangements, and (iv) there being no material breach by BDDG under the project or financing documents, as well as certain other customary closing conditions.

Upon completion, the transaction will be reported within the Seven Seas Water reportable segment.

•

On February 15, 2018, AquaVenture Capital Limited, an indirect wholly-owned subsidiary of the Company, entered into an agreement to purchase all of the shares of Matrix BLI, Ltd. (“Matrix”) for a cash purchase price of approximately $3.0 million, subject to adjustment in accordance with the purchase agreement. Matrix owns a seawater reverse osmosis desalination plant in Long Island, The Bahamas with the capacity to deliver approximately 200 thousand gallons per day of potable water which is delivered to the Water and Sewage Corporation of The Bahamas under a long-term water purchase agreement. This deal is expected to close during second quarter of 2018 after satisfaction of customary closing conditions, including the approval of the Central Bank of The Bahamas.

Upon completion, the transaction will be reported within the Seven Seas Water reportable segment.

•

During January and February of 2018, the Company granted an aggregate of 0.4 million restricted share units. Certain of the restricted share units were granted to the Company’s board of directors and have time-based vesting schedule of one year from the date of grant. All other restricted share units have a time-based vesting schedule of four years with 25% on the first anniversary and the remaining 75% vesting quarterly over the remaining three years. The aggregate grant date fair value of restricted share units granted was approximately $6.1 million.

•

On March 1, 2018, Quench Canada, Inc., a wholly-owned subsidiary of the Company, acquired substantially all the water filtration assets and assumed certain liabilities of Wa-2 Water Company Ltd., a point-of-use water filtration company based in Vancouver, British Columbia, pursuant to an asset purchase agreement. The assets acquired consist primarily of in-place lease agreements and the related point-of-use systems. The aggregate purchase price of the asset acquisitions of approximately $5.2 million was paid in cash.

The revenues and related expenses from the acquired assets will be included in the Quench reportable segment after the date of acquisition. The Quench business completed the asset acquisition to expand its installed base of point-of-use systems. Due primarily to the timing of the acquisition, the Company has not yet completed the allocation of the purchase price to the net assets acquired.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)     Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)     Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a—15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (the 2013 Framework). Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 and concluded that it was effective.

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

(d)     Changes in Internal Control over Financial Reporting

In connection with the audit of our consolidated financial statements for 2014 and 2015, a material weakness in our internal control over financial reporting was identified. To address the material weakness identified, we developed and implemented a plan in late fiscal year 2014 and during 2015 that included hiring additional accounting personnel, refining the end of period closing procedures and commencing an implementation of an information technology solution to assist in automating a portion of the financial reporting process, as well as implementing additional management review controls in several processes including fixed asset management, tax, and financial reporting. We have continued in 2016 and 2017 to strengthen our control environment through the addition of incremental preventive and detective controls in areas of significant risk.

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART   III

Item 10. Directors, Executive Ofﬁcers and Corporate Governance.

The information required by this item is incorporated by reference to the information in our proxy statement related to the 2018 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the information in our proxy statement related to the 2018 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneﬁcial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the information in our proxy statement related to the 2018 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the information in our proxy statement related to the 2018 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the information in our proxy statement related to the 2018 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

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

2.2*++	Share Purchase Agreement, dated February 9, 2018, between AquaVenture Holdings Curaçao N.V., Abengoa Water Nungua, S.L.U. and Abengoa Water, S.L.
3.1	Memorandum and Articles of Association of the Registrant, dated June 17, 2016 (filed as Exhibit 3.2 to AquaVenture Holdings Limited’s Form S-1/A filed on July 15, 2016) (SEC File No. 333-207142)
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
10.38

Credit Agreement dated August 4, 2017 between AquaVenture Holdings Limited, AquaVenture Holdings Peru S.A.C., Quench USA, Inc and Deutsche Bank AG, London Branch (filed as Exhibit 1.1 to AquaVenture Holdings Limited’s Form 8-K filed on August 7, 2017 and incorporated herein by reference).

10.39

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

++Portions of this agreement have been redacted pursuant to a request for confidential treatment submitted to the SEC. Schedules, exhibits, and similar supporting attachments or agreements to the Share Purchase Agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K. AquaVenture Holdings Limited agrees to furnish a supplemental copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AquaVenture Holdings Limited

Date: March 12, 2018	By:	/s/ LEE S. MULLER
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

Signature	Title	Date

/s/ DOUGLAS R. BROWN Douglas R. Brown	Chief Executive Officer and Chairman of the Board (Principal executive officer)	March 12, 2018

/s/ ANTHONY IBARGUEN Anthony Ibarguen	President and Director	March 12, 2018
/s/ LEE S. MULLER Lee S. Muller	Chief Financial Officer, Treasurer and Secretary (Principal financial and accounting officer)	March 12, 2018

/s/ EVAN LOVELL Evan Lovell	Director	March 12, 2018

/s/ HUGH EVANS Hugh Evans	Director	March 12, 2018

/s/ PAUL HANRAHAN Paul Hanrahan	Director	March 12, 2018
/s/ BRIAN O’NEILL Brian O’Neill	Director	March 12, 2018

Signature	Title	Date

/s/ CYRIL MEDUÑA Cyril Meduña	Director	March 12, 2018

/s/ RICHARD REILLY Richard Reilly	Director	March 12, 2018
/s/ DAVID LINCOLN David Lincoln	Director	March 12, 2018