Form 10-Q
period 2018-03-31
AquaVenture Holdings Ltd
filed 2018-05-08
CIK 1422841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer ☐	Accelerated filer	☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
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

The total number of ordinary shares outstanding as of May 7, 2018 was 26,523,253.

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2018

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us up to, and including, the date of this document. We expressly disclaim any obligation to update any such forward-looking statements to reflect events or circumstances that arise after the date hereof. Such forward-looking statements are subject to risks, uncertainties and other important factors which could cause our actual results could differ materially from those discussed herein.

This Quarterly Report on Form 10-Q may contain estimates, projections and other information concerning our industry, the general business environment, and markets, including estimates regarding the potential size of those markets. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events, circumstances or numbers, including actual market size, may differ materially from the information reflected in this Quarterly Report on Form 10-Q. Unless otherwise expressly stated, we obtained this industry, business information, market data, prevalence information and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, general publications, government data, and similar sources, in some cases applying our own assumptions and analysis that may, in the future, prove not to have been accurate.

Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” set forth under Part I, Item 1A of the Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as updated by our subsequent filings with the SEC. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	March 31,	December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$109,950	$118,090
Restricted cash	2,000	—
Trade receivables, net of allowances of $859 and $1,045, respectively	18,453	19,593
Inventory	8,849	8,228
Current portion of long-term receivables	7,026	6,878
Prepaid expenses and other current assets	3,203	3,874
Total current assets	149,481	156,663
Property, plant and equipment, net	111,956	112,771
Construction in progress	9,697	10,437
Restricted cash	4,010	4,269
Long-term receivables	41,993	43,796
Other assets	4,689	4,307
Deferred tax asset	247	38
Intangible assets, net	123,205	122,169
Goodwill	101,637	99,495
Total assets	$546,915	$553,945
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$3,217	$3,508
Accrued liabilities	10,060	12,837
Current portion of long-term debt	6,173	6,483
Deferred revenue	3,049	2,454
Total current liabilities	22,499	25,282
Long-term debt	166,578	167,772
Deferred tax liability	5,322	5,266
Other long-term liabilities	11,563	11,429
Total liabilities	205,962	209,749
Commitments and contingencies (see Note 9)
Shareholders' Equity
Ordinary shares, no par value, 250,000 shares authorized; 26,503 and 26,482 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	571,779	568,593
Accumulated other comprehensive income	(100)	(17)
Accumulated deficit	(230,726)	(224,380)
Total shareholders' equity	340,953	344,196
Total liabilities and shareholders' equity	$546,915	$553,945

See accompanying notes to the unaudited condensed consolidated financial statements.

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2018	2017
Revenues:
Bulk water	$13,696	$12,965
Rental	13,959	12,804
Financing	1,048	1,183
Other	3,811	1,989
Total revenues	32,514	28,941
Cost of revenues:
Bulk water	6,507	7,046
Rental	6,456	5,754
Other	2,526	1,136
Total cost of revenues	15,489	13,936
Gross profit	17,025	15,005
Selling, general and administrative expenses	19,574	17,186
Loss from operations	(2,549)	(2,181)
Other expense:
Interest expense, net	(3,250)	(2,748)
Other expense, net	(140)	(182)
Loss before income tax expense	(5,939)	(5,111)
Income tax expense	407	890
Net loss	(6,346)	(6,001)
Other comprehensive income:
Foreign currency translation adjustment	(83)	—
Comprehensive loss	$(6,429)	$(6,001)

Loss per share – basic and diluted	$(0.24)	$(0.23)

Weighted-average shares outstanding – basic and diluted	26,491	26,386

See accompanying notes to the unaudited condensed consolidated financial statements.

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(6,346)	$(6,001)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,860	7,129
Share-based compensation expense	3,283	2,854
Provision for bad debts	249	30
Deferred income tax provision	(155)	710
Inventory adjustment	52	60
Loss on disposal of assets	553	268
Amortization of debt financing fees	239	209
Other	12	38
Change in operating assets and liabilities:
Trade receivables	1,103	3,503
Inventory	(512)	551
Prepaid expenses and other current assets	708	(1,323)
Long-term receivable	1,656	1,520
Other assets	(1,023)	(602)
Current liabilities	(2,717)	(2,905)
Long-term liabilities	122	122
Net cash provided by operating activities	5,084	6,163
Cash flows from investing activities:
Capital expenditures	(2,847)	(3,174)
Net cash paid for acquisition of assets or business	(6,653)	(186)
Net cash used in investing activities	(9,500)	(3,360)
Cash flows from financing activities:
Payments of long-term debt	(1,808)	(6,944)
Payment of debt financing fees	(71)	—
Proceeds from exercise of stock options	15	2
Shares withheld to cover minimum tax withholdings on equity awards	(112)	(2)
Net proceeds (costs) from issuance of Ordinary shares in IPO	—	(1,167)
Net cash used in financing activities	(1,976)	(8,111)
Effect of exchange rates on cash, cash equivalents and restricted cash	(7)	—
Change in cash, cash equivalents and restricted cash	(6,399)	(5,308)
Cash, cash equivalents and restricted cash at beginning of period	122,359	101,395
Cash, cash equivalents and restricted cash at end of period	$115,960	$96,087

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

Seven Seas Water offers WAAS solutions by providing outsourced desalination and wastewater treatment services for governmental, municipal, industrial and hospitality customers. These solutions utilize reverse osmosis and other purification technologies to produce potable and high purity industrial process water in high volumes for customers operating in regions with limited access to potable water. Through this outsourced service model, Seven Seas Water assumes responsibility for designing, financing, constructing, operating and maintaining the water treatment facilities. In exchange, Seven Seas Water enters into long‑term agreements to sell to customers agreed‑upon quantities of water that meet specified water quality standards. Seven Seas Water currently operates primarily throughout the Caribbean region and in South America and is pursuing new opportunities in North America, the Caribbean, South America, Africa and other select markets. Seven Seas Water is supported by an operations center in Tampa, Florida, which provides business development, engineering, field service support, procurement and administrative functions.

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

2. Summary of Significant Accounting Policies

Unless otherwise noted below, there have been no material changes to the accounting policies presented in Note 2—“Summary of Significant Accounting Policies” of the notes to the audited consolidated financial statements, included in Item 8. Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, certain information and footnotes normally required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the Company’s unaudited condensed consolidated balance sheet as of March 31, 2018, the unaudited condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2018 and 2017 and the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2018 and 2017. The unaudited condensed consolidated balance sheet as of December 31, 2017 was based on the audited consolidated balance sheet as of December 31, 2017, as presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 but restated for adoption of new accounting guidance which is further explained in the “Adoption of New Accounting Pronouncements” section below.

The unaudited condensed consolidated financial statements include the accounts of AquaVenture Holdings Limited and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include: accounting for revenue from contracts with customers and the determination of transaction prices and allocation of revenues to remaining performance obligations; accounting for goodwill and identifiable intangible assets and any related impairment; property, plant and equipment and any related impairment; contract costs and any related impairment; share‑based compensation; allowance for doubtful accounts; obligations for asset retirement; and deferred income taxes. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.

Revenue Recognition

Through the Seven Seas Water and Quench operating platforms, the Company generates revenue from the following primary sources: (i) bulk water sales and service (excluding service concession arrangements); (ii) service concession arrangements; (iii) rental of water filtration and related equipment; (iv) sale of water filtration and related equipment, coffee and consumables and (v) water filtration-related services, including installation and maintenance. The revenue recognition policy for each of the primary sources of revenue are as follows:

Bulk Water Sales and Service.  Through the Seven Seas Water operating platform, the Company enters into contracts with customers with a single performance obligation to deliver bulk water or a series of performance obligations to perform substantially the same services with the same pattern of transfer, which can include the operations and maintenance (“O&M”) of a customer-owned plant. The Company recognizes revenues from the delivery of bulk water or the performance of bulk water services at the time the water or services are delivered to the customers in accordance with the contractual agreements. Billings to the customer for both bulk water and the bulk water services are typically based on the volume of water supplied to a customer and typically contain a minimum monthly charge provision which allows the Company to invoice the customer for the greater of the water supplied or a minimum monthly charge. The volume of water supplied is based on meter readings performed at or near the end of the month. The transaction price calculated for bulk water sales and service can include, if applicable, contractual minimum monthly charges and the expected amount of variable consideration to the extent it is probable that a significant reversal of the cumulative revenue will not occur. The variable consideration generally includes the amount of water in excess of contractual minimum volumes, if applicable, or the amount of water expected to be supplied and contractually established rates. Estimates of revenue for unbilled water are recorded when meter readings occur at a time other than the end of a period. A contract asset or liability may be recognized in instances where there is a difference between the amount billed to a customer and the revenue recognized for the completed O&M performance obligations during the period. Revenues generated from both the delivery of bulk water and performance of services related to bulk water are recorded as bulk water revenue within the consolidated statements of operations and comprehensive income.

Certain contracts with customers which require the construction of facilities to provide bulk water to a specific customer include two performance obligations, including an implicit lease for the bulk water facilities and bulk water services, and a non-lease component related to O&M services. The implicit lease performance obligation is generally accounted for as an operating lease as a result of the provisions of the contract. The Company considers the implicit lease and bulk water services as a single performance obligation and the calculated transaction price can include, if applicable, contractual minimum monthly charges and the expected amount of variable consideration to the extent it is probable that a significant reversal of the cumulative revenues will not occur. The variable consideration generally includes the amount of water in excess of contractual minimum volumes, if applicable, or the amount of water expected to be supplied and contractually established rates. The revenue recognition pattern for both the lease and non-lease components are the same with revenues being recognized ratably over the contract period as delivered to the customer. Revenues generated from both the lease and non-lease performance obligations are recorded as bulk water revenue within the consolidated statements of operations and comprehensive income.

Service Concession Arrangements.  Through the Seven Seas Water operating platform, the Company enters into contracts with customers that are determined to be service concession arrangements. Service concession arrangements are agreements entered into with a public sector entity which controls both (i) the ability to modify or approve the services and prices provided by the operating company and (ii) beneficial entitlement to, or residual interest in, the infrastructure at the end of the term of the agreement. Service concession arrangements typically include more than one performance obligation, including the construction of infrastructure for the customer and an obligation to provide O&M services for the infrastructure constructed for the customer. Billings to the customer for both service concession arrangements are typically based on the volume of water supplied to a customer and typically contain a minimum monthly charge provision which allows the Company to invoice the customer for the greater of the water supplied or a minimum monthly charge. The volume of water supplied is based on meter readings performed at or near the end of the month. The transaction price calculated for service concession arrangements includes, if applicable, contractual minimum monthly charges and the expected amount of variable consideration to the extent it is probable that a significant reversal of the cumulative revenues will not occur. The variable consideration generally includes the amount of water in excess of contractual minimum volumes, if applicable, or the amount of water expected to be supplied and contractually established rates. The transaction price is allocated to the identified performance obligations based on the relative standalone selling prices of the identified performance obligations.

The transaction price allocated to the construction of infrastructure performance obligation is recognized as construction revenue within the consolidated statements of operations and comprehensive income. Construction revenues are recognized over time, using the input method based on cost incurred, which typically begins at commencement of the construction with revenue being fully recognized upon the completion of the infrastructure as control of the infrastructure is, or is deemed to be, transferred to the customer. In addition, service concession contracts typically include a difference in timing of when control is, or is deemed to be, transferred and the collection of cash receipts, which are collected over the term of the entire arrangement. The timing difference could result in a significant financing component for the construction performance obligations if determined to be a material component of the transaction price. If a significant financing component is identified, the future cash flows included in the transaction price allocated to the construction performance obligations are discounted using a discount rate comparable to a market-based borrowing rate specific to both the customer and terms of the contract. The resulting present value of the allocated future cash flows is recorded as construction revenue with a related long-term receivable as control of the infrastructure is, or is deemed to be, transferred to the customer while the discount amount is considered to be the significant financing component. Future cash flows received from the customer related to the construction performance obligations are bifurcated between principal repayment of the long-term receivable and the related imputed interest income related to the customer financing. The interest income is recorded as financing revenue within the consolidated statements of operations and comprehensive income as providing financing to our customers is a core component of our business model.

The transaction price allocated to the O&M performance obligation is recorded as bulk water  revenue within the consolidated statements of operations and comprehensive income as the services are provided to the customer. A contract asset or liability may be recognized in instances where there is a difference between the amount billed to a customer and the revenue recognized for the completed O&M performance obligations during the period.

Rental of Water Filtration and Related Equipment.  Through the Quench operating platform, the Company generates revenues through the rental of its filtered water and related systems to customers. The rental agreements, which include related executory costs, are accounted for as operating leases and are considered a single unit of account. Billings to the customer for the rental of water filtration and related equipment, which generally occur either monthly or quarterly, are based on the rental rate as stated within the rental agreement. The transaction price is based on the minimum lease payment as stated within the rental agreement. Revenues are recognized ratably over the rental agreement term and amounts paid by customers in excess of recognizable revenue are recorded as a contract liability, or deferred revenue, in the consolidated balance sheets. Upon the expiration of the initial rental agreement term, the Company may enter into rental agreement extensions in which revenues are recognized ratably over the extension term. Revenues generated under these contracts are recorded as rental revenue within the consolidated statements of operations and comprehensive income.

Sale of Water and Related Filtration Equipment, Coffee and Consumables.  Through the Quench operating platform, the Company enters into contracts with customers with a single performance obligation to sell customers water and related filtration equipment, coffee and consumables. The Company recognizes revenues at the time the equipment, coffee or consumables is transferred to the customer, which can be upon either shipment or delivery to the customer. The transaction price is based on the contractual price with the customer. Shipping and handling costs paid by the customer are included in revenues. Billings to the customer for the sale of water and related filtration equipment, coffee and consumables occur at the time the product is transferred to the customer and is based on contract price. Revenues generated under these contracts are recorded as other revenue within the consolidated statements of operations and comprehensive income.

Services on Water and Related Filtration Equipment.  Through the Quench operating platform, the Company enters into contracts with customers with a single performance obligation to provide services, including maintenance, on customer-owned water and related filtration equipment. Billings to the customer for services, which generally occur either monthly or quarterly, are based on the service rate as stated within the service agreement. The transaction price is based on service rate as stated within the service agreement. The Company recognizes revenues as the services are provided to the customer. Amounts paid by customers in excess of recognizable revenue are recorded as a contract liability, or deferred revenue, on the consolidated balance sheets. Revenues generated under these service contracts are recorded as other revenue within the consolidated statements of operations and comprehensive income.

Contract Costs

Contract costs includes contract acquisition costs, deferred lease costs and contract fulfillment costs which are all recorded within other assets in the consolidated balance sheets.

Contract acquisition costs consist of incremental costs incurred by the Company to originate contracts with customers. Contract acquisition costs, which generally include commissions and other costs that are only incurred as a result of obtaining a contract, are capitalized when the incremental costs are expected to be recovered over the contract period. All other costs incurred regardless of obtaining a contract are expensed as incurred. Contract acquisition costs are amortized over the period the costs are expected to contribute directly or indirectly to future cash flows, which is generally over the contract term, on a basis consistent with the transfer of goods or services to the customer to which the costs relate. There were no contract acquisition costs as of March 31, 2018 and December 31, 2017.

Deferred lease costs consist of initial direct costs incurred by the Company to originate leases, which generally include water filtration and related equipment by the Quench operating platform. The costs capitalized are directly related to the negotiation and execution of leases and primarily consist of internal salaries and benefits as lease origination activities are performed internally by the Company. Deferred lease costs are amortized on a straight‑line basis over the lease term. Deferred lease costs, net as of March 31, 2018 and December 31, 2017 were $3.3 million and $3.2 million, respectively and are recorded in other assets in the consolidated balance sheets.

Contract fulfillment costs consist of costs incurred by the Company to fulfill a contract with a customer and are capitalized when the costs generate or enhance resources that will be used in satisfying future performance obligations of the contract and the costs are expected to be recovered. Contract fulfillment costs capitalized generally include contracted services, direct labor, materials, and allocable overhead directly related to resources required fulfill the contract. Contract fulfillment costs are amortized over the period the costs are expected to contribute directly or indirectly to future cash flows, which is generally over the contract term, on a basis consistent with the transfer of good or services to the customer to which the costs relate. Contract fulfillment costs, net as of March 31, 2018 and December 31, 2017 were $1.1 million and $0.8 million, respectively, and are recorded in other assets in the consolidated balance sheets.

Contract costs are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company had no impairment charges related to contract costs during the three months ended March 31, 2018.

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

Other intangible assets consist of certain trade names, customer relationships, contract intangibles and non‑compete agreements. Contract intangibles includes the fair value of future cash flows from contracts with customers in excess of the fair value for the remaining performance obligations under such contracts. Trade names and non‑compete agreements which have a finite life are amortized over their estimated useful lives on a straight‑line basis. Customer relationships and contract intangibles which have a finite life are amortized on an accelerated basis based on the projected economic value of the asset over its useful life. Intangible assets with a finite life are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite‑lived intangible assets, which consist of certain trade names, are not amortized but are tested for impairment at least annually or more frequently if events or circumstances indicate the asset may be impaired.

Adoption of New Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that requires the recognition of income tax consequences of intercompany asset transfers other than inventory at the transaction date. This guidance will be effective for annual reporting periods beginning on or after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted as of the beginning of an annual period. The Company adopted this guidance on January 1, 2018 on a modified retrospective basis. There was no impact to the consolidated financial statements as a result of this adoption.

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

The Company adopted the guidance regarding both revenue from contracts with customers and the determination of the customer in a service concession contract (together referred to as the “Adopted Revenue Guidance”) on a full retrospective basis on January 1, 2018 by applying the guidance to all contracts that were not completed as of January 1, 2016. Results for periods beginning after January 1, 2016 have been adjusted to conform to the Adopted Revenue Guidance while periods prior to January 1, 2016 continue to be reported under the accounting standards in effect for the prior periods. Several of the Company’s contracts were impacted primarily due to the identification of multiple performance obligations within a single contract. However, the Adopted Revenue Guidance has had no cash impact and, therefore, does not affect the economics of our underlying customer contracts. As a result of the adoption, the Company recorded a cumulative net increase of $8.4 million to accumulated deficit as of January 1, 2016.

For periods prior to January 1, 2018, the Company restated both the consolidated financial statements and the materially impacted notes to the consolidated financial statements for the Adopted Revenue Guidance. The impacts to the previously reported results are as follows (in thousands, except per share amounts):

	December 31, 2017
Consolidated balance sheets	As Reported	As Adjusted
Current portion of long-term receivables	$—	$6,878
Prepaid expenses and other current assets	8,789	3,874
Long-term contract costs	80,865	—
Deferred tax asset	—	38
Long-term receivables	—	43,796
Other assets	39,815	4,307
Intangible assets, net	52,298	122,169
Deferred tax liability	5,700	5,266
Other long-term liabilities	3,749	11,429
Accumulated deficit	(216,429)	(224,380)
Shareholders' equity	352,147	344,196

	Three Months Ended March 31, 2017
Consolidated statements of operations and comprehensive income	As Reported	As Adjusted
Revenues	$29,008	$28,941
Cost of revenues	15,714	13,936
Gross profit	13,294	15,005
Selling, general and administrative expenses	16,488	17,186
Loss from operations	(3,194)	(2,181)
Other expense:
Interest expense, net	(1,815)	(2,748)
Other (expense) income, net	(182)	(182)
Loss before income tax expense	(5,191)	(5,111)
Income tax expense	935	890
Net loss	$(6,126)	$(6,001)

Loss per share - basic and diluted	$(0.23)	$(0.23)

In addition, the impacts to the consolidated statements of cash flows for the three months ended March 31, 2017 included a reduction to net cash provided by operating activities of $0.2 million and an increase to net cash used in investing activities of $0.2 million.

New Accounting Pronouncements to be Adopted

In February 2016, the FASB issued authoritative guidance regarding leases that requires lessees to recognize a lease liability and right‑of‑use asset for operating leases, with the exception of short‑term leases. In addition, lessor accounting was modified to align, where necessary, with lessee accounting modifications and the authoritative guidance regarding revenue from contracts with customers. In January 2018, the FASB proposed additional authoritative guidance which provided an option to apply transition provisions under the standard at adoption date rather than the earliest comparative period presented as well as added a practical expedient that would permit lessors to not separate non-lease components from the associated lease components if certain conditions are met. Once finalized, this guidance will be effective, in conjunction with the new lease standard, for annual reporting periods beginning on or after December 15,

2018, including interim periods within those annual periods, and early adoption is permitted. The Company has developed its assessment approach and has begun evaluating the potential impact of the accounting and disclosure requirements on the consolidated financial statements. The Company expects to elect the practical expedients provided for within the authoritative guidance which exempts the Company from having to reassess: (i) whether expired or existing contracts contain leases, (ii) the lease classification for expired or existing leases, and (iii) initial direct costs for existing leases. For lessor accounting, as a result of electing the practical expedients provided, the Company does not anticipate material changes to the accounting for operating leases or sales-type leases that existed at the adoption date. For lessee accounting, the Company expects to recognize a lease liability and right-of-use asset for operating leases with a term of more than 12 months. During the fourth quarter of 2017, the Company decided to forego early adoption and adopt the standard on January 1, 2019. The Company continues to evaluate the potential impact of the accounting and disclosure requirements on the consolidated financial statements and expects to finalize its assessment during 2018.

Reclassification

The Company has historically classified the receipt of principal on long-term receivables as a  cash inflow from investing activities in the consolidated statements of cash flows. During the first quarter of 2018, the Company reclassified the receipt of principal on long-term receivables as a cash inflow from operating activities in the consolidated statements of cash flows. The Company believes the change in classification is preferable as the presentation of the collection of principal on long-term receivables as a cash inflow from operating activities more clearly reflects cash received from the Company’s core operating activities as long-term receivables. In addition, the reclassification is expected to improve transparency of cash flows generated from existing operations. This reclassification, which will be applied retrospectively to all periods prior to March 31, 2018, will not result in a change to the consolidated balance sheets, or the consolidated statements of operations and comprehensive income, or any component therein, including loss from operations, comprehensive income, current assets, total assets or shareholders’ equity. In the consolidated statements of cash flows, the Company reclassified $1.1 million of principal collected on long-term receivables from cash flows from investing activities to cash flows from operating activities. Inclusive of both the impacts for the Adopted Revenue Guidance noted previously and the reclassification of the principal collected on long-term receivables, net cash provided from operating activities was adjusted to $6.2 million from $5.3 million and net cash used in investing activities was adjusted to $(3.4) million from $(2.5) million. Cash equivalents and restricted cash at March 31, 2017 remained unchanged.

3. Business Combinations and Asset Acquisitions

Business Combinations

Wa-2 Water Company Ltd.

On March 1, 2018, Quench Canada, Inc., a wholly-owned subsidiary of the Company, acquired substantially all of the water filtration assets and assumed certain liabilities of Wa-2 Water Company Ltd. (“Wa-2”), pursuant to an asset purchase agreement for an aggregate purchase price of $5.1 million in cash, including an estimated working capital adjustment of $31 thousand (the “Wa-2 Acquisition”).  Approximately $0.3 million of the aggregate purchase price, subject to adjustment, is held in escrow for a period of one year by a third party for seller indemnifications. Wa-2 is a  POU water filtration company based in Vancouver, British Columbia. The assets acquired consist primarily of in-place lease agreements and the related POU systems.

Related transaction costs incurred by the Company during the three months ended March 31, 2018 were $86 thousand, which were expensed as incurred within selling, general and administrative (“SG&A”) expenses in the consolidated statements of operations and comprehensive income.

The Quench business completed the Wa-2 Acquisition to expand its installed base of point-of-use systems.

The following table summarizes the preliminary purchase price allocated to the fair value of assets acquired, including intangibles recorded in conjunction with the business combination, and liabilities assumed (in thousands):

Assets acquired:
Trade receivables	$152
Inventory	159
Prepaid expenses and other current assets	6
Property, plant and equipment	424
Customer relationships	1,758
Trade names	518
Non-compete agreements	330
Goodwill	2,169
Total assets acquired	5,516
Liabilities assumed:
Accounts payable and accrued liabilities	(82)
Long-term debt	(4)
Deferred revenue	(328)
Total liabilities assumed	(414)
Total purchase price	$5,102

Due primarily to the timing of the acquisition and the complexities involved with determining fair value of the intangible assets acquired, the Company has not yet completed the valuations of the identified intangibles. The preliminary purchase price allocation has been developed based on preliminary estimates of fair values using the historical financial statements of Wa-2 prior to the acquisition along with assumptions made by management. Although the Company does not expect the final allocation to vary significantly, there may be adjustments made to the purchase price allocation that could result in changes to the preliminary fair values allocated, assigned useful lives and associated amortization recorded.

Goodwill is composed of synergies not valued, is deductible for tax purposes and is recorded within the Quench reporting unit.

The results of the operations of the acquired Wa-2 assets are included in the Quench reportable segment after the date of acquisition. The resulting amount of revenues and net loss included in the consolidated statements of operations and comprehensive income since acquisition were $0.2 million and $0.1 million, respectively.

Wellsys USA Corporation

On September 8, 2017, Quench USA, Inc. (“Quench”), a wholly-owned subsidiary of AquaVenture Holdings Limited, acquired substantially all of the assets and assumed certain liabilities of Wellsys USA Corporation (“Wellsys”) pursuant to an asset purchase agreement for an aggregate purchase price of  $6.9 million in cash, including a final working capital adjustment of $165 thousand (the “Wellsys Acquisition”) which was received from the escrow agent in October 2017. Wellsys is a supplier of high quality branded and private-labeled POU water coolers and purification systems. Headquartered in the greater Phoenix, Arizona area, Wellsys sells its products to a network of dealers throughout the United States, Canada, Mexico and South Africa.

There were no related transaction costs incurred by the Company during the three months ended March 31, 2018 and 2017.

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

Pro Forma Financial Information

The following unaudited pro forma financial information (in thousands, except for per share amounts) for the Company gives effect to the acquisitions of Wa-2 and Wellsys, which occurred on March 1, 2018 and September 8, 2017, respectively, as if they had occurred on January 1, 2017. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred on the date indicated, or that may result in the future.

	Three months ended
	March 31,
	2018	2017
Revenues	$32,908	$31,171
Net loss	$(6,329)	$(5,715)
Loss per share	$(0.24)	$(0.22)

Asset Acquisitions

Clarus Services and Watermark USA

On January 15, 2018, Quench separately acquired substantially all the assets and assumed certain liabilities of Clarus Services (“Clarus”), a POU water filtration company based in Richmond, Virginia, and Watermark USA (“Watermark”), a POU water filtration company based outside of Philadelphia, Pennsylvania, pursuant to asset purchase agreements. The assets acquired consist primarily of in-place lease agreements and the related POU systems. The aggregate purchase price for both acquisitions  was approximately $1.6 million, including $1.6 million in cash and $40 thousand payable on the one year anniversary of the transactions that is subject to adjustment.

The revenues and related expenses from the acquired in-place lease agreements are included in the Quench reportable segment after the date of acquisition. The Quench business completed the Clarus and Watermark asset acquisitions to expand its installed base of POU systems in the United States.

As the acquisitions of the Clarus and Watermark assets did not meet the definition of a business combination, the Company accounted for these transactions as asset acquisitions. In an asset acquisition, goodwill is not recognized, but rather any excess consideration transferred over the fair value of the net assets acquired is allocated on a relative fair value basis to the identifiable net assets. In addition, related transaction expenses are capitalized and allocated to the net assets acquired on a relative fair value basis. Related transaction costs incurred by the Company in connection with these acquisitions during the three months ended March 31, 2018 were $27 thousand.

 The following table summarizes the aggregate amounts for both the Clarus and Watermark acquisitions which were allocated to the fair value of aggregated net assets acquired (in thousands):

Trade receivables	$63
Property, plant and equipment	124
Inventory	4
Customer relationships	1,430
Deferred revenue	(28)
Net assets acquired	$1,593

The assets in the purchase price allocations are stated at fair value based on estimates of fair value using available information and making assumptions management believes are reasonable. The customer relationships were valued using an excess earnings approach, which is based on the present value of expected cash flows generated by the revenues under the contract with the customer. The weighted average useful life of the acquired customer relationships is approximately 12 years from the date of acquisition.

4. Revenue

Disaggregation of Revenue

The following table represents a disaggregation of revenue for the three months ended March 31, 2018 and 2017, along with the reportable segment for each category (in thousands):

		Three months ended
		March 31,
	Segment	2018	2017
Bulk water
Water delivery	Seven Seas Water	$8,439	$8,322
Operating and maintenance	Seven Seas Water	5,257	4,643
Total Bulk water		13,696	12,965
Rental	Quench	13,959	12,804
Financing	Seven Seas Water	1,048	1,183
Other
Sale of water and related filtration equipment, coffee and consumables	Quench	3,685	1,811
Services on water and related filtration equipment	Quench	126	178
Total Other		3,811	1,989
Total revenues		$32,514	$28,941

Total Seven Seas Water revenues		$14,744	$14,148
Total Quench revenues		$17,770	$14,793

Contract Assets and Liabilities

Contract assets include amounts related to our contractual right to consideration for completed performance obligations not yet invoiced. Contract liabilities include payments received in advance of performance under the contract or for differences between the amount billed to a customer and the revenue recognized for the completed performance obligation.

The following table provides information about contract assets and contract liabilities from contracts with customers (in thousands) at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
Contract assets
Trade receivables	$18,453	$19,593
Current portion of long-term receivables	7,026	6,878
Long-term receivables	41,993	43,796
Total contract assets	$67,472	$70,267

Contract liabilities
Deferred revenue, current	$3,049	$2,454
Deferred revenue, non-current	10,472	10,351
Total contract liabilities	$13,521	$12,805

Significant changes in the contract asset and the contract liability balances during the period are as follows (in thousands):

	March 31, 2018
	Contract assets increase/(decrease)	Contract liabilities (increase)/decrease
Revenue recognized that was included in the contract liability balance at the beginning of the period	$—	$(2,733)
Revenue deferred during the period	$—	$3,100
Deferred revenue acquired during the period	$—	$356

The Company had no asset impairment charges related to contract assets during the three months ended March 31, 2018.

Transaction Price Allocated to the Remaining Performance Obligation

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands). The estimated revenue does not include amounts of variable consideration, including revenues based on changes to consumer price indices, that are constrained. In addition, the estimated revenue is based on current contracts with customers and does not take into consideration contract terms not legally enforceable with the customer.

Remainder of 2018	$64,040
2019	$68,013
2020	$51,034
2021	$44,907
2022	$37,552
Thereafter	$327,526

The amounts presented in the table above primarily consist of bulk water sales and service, service concession arrangements, the rental of water filtration and related equipment and services on water and related filtration equipment. The transaction price for bulk water sales and service and service concession arrangements are based on contractual minimum monthly charges and the expected amount of variable consideration related to the amount of water in excess of contractual minimum volumes, if applicable, or the amount of water expected to be supplied and the contractual rates. The remaining performance obligations to be performed generally include the delivery of bulk water or performance O&M services with revenues being recognized as the remaining performance obligations are delivered to the customer.

The transaction price for rental of water filtration and related equipment and services on water and related filtration equipment are based on the rental or service rates as stated within the agreements. The remaining performance obligations to be performed generally include the continued rental of the water filtration and related equipment or the performance of services with revenues being recognized as the remaining performance obligations are delivered to the customer.

5. Fair Value Measurements

At March 31, 2018 and December 31, 2017, the Company had the following assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets:

•	U.S. Treasury securities are measured on a recurring basis and are recorded at fair value based on quoted market value in an active market, which is considered a Level 1 input.

•	Money market funds are measured on a recurring basis and are recorded at fair value based on each fund’s quoted market value per share in an active market, which is considered a Level 1 input.

There were no transfers into or out of Level 1, 2 or 3 assets during the three months ended March 31, 2018. Transfers between levels are deemed to have occurred if the lowest level of input were to change.

The Company’s fair value measurements as of March 31, 2018 and December 31, 2017 were as follows (in thousands):

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Asset/	for Identical	Observable	Unobservable
Assets/Liabilities Measured at Fair Value	(Liability)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
As of March 31, 2018
Recurring basis:
Money market funds	$5,068	$5,068	$—	$—
U.S. Treasury securities	$84,265	$84,265	$—	$—
As of December 31, 2017
Recurring basis:
Money market funds	$11,333	$11,333	$—	$—
U.S. Treasury securities	$83,999	$83,999	$—	$—

6.  Other Intangible Assets

The gross and net carrying values of other intangible assets by major intangible asset class as of March 31, 2018 and December 31, 2017 were as follows (in thousands):

	March 31, 2018
	Gross Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Definite-lived intangible assets
Customer relationships	$110,952	$(27,232)	$83,720
Off-market contract intangibles	39,800	(7,187)	32,613
Trade names	6,603	(895)	5,708
Non-compete agreements	908	(211)	697
Other	242	(48)	194
Indefinite-lived intangible assets
Trade names	273	—	273
Total	$158,778	$(35,573)	$123,205

	December 31, 2017
	Gross Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Definite-lived intangible assets
Customer relationships	$107,798	$(25,054)	$82,744
Off-market contract intangibles	39,800	(6,544)	33,256
Trade names	6,093	(818)	5,275
Non-compete agreements	582	(175)	407
Other	242	(28)	214
Indefinite-lived intangible assets
Trade names	273	—	273
Total	$154,788	$(32,619)	$122,169

Amortization expense for these intangible assets for the three months ended March 31, 2018 was $2.9 million, of which $0.6 million was recorded as contra-revenue within the consolidated statements of operations and comprehensive income. Amortization expense for these intangible assets for the three months ended March 31, 2017 was $2.6 million, of which $0.6 million was recorded as contra-revenue within the consolidated statements of operations and comprehensive income.  Amortization expense for these intangible assets for the remainder of 2018, 2019, 2020, 2021 and 2022 is expected to be $9.2 million, $12.1 million, $11.6 million, $11.0 million and $10.6 million, respectively.

There was no impairment expense related to other intangible assets recorded during the years ended March 31, 2018 and 2017.

7. Share‑Based Compensation

AquaVenture Equity Awards

The AquaVenture Holdings Limited 2016 Share Option and Incentive Plan (the “2016 Plan”), allows for the issuance of incentive share options, non-qualified share options, share appreciation rights, restricted share units, restricted share awards, unrestricted share awards, cash-based awards, performance share awards and dividend equivalent rights to officers, employees, managers, directors and other key persons, including consultants to the Company. The aggregate number of ordinary shares initially available for issuance, subject to adjustment upon a change in capitalization, under the 2016 Plan was 5.0 million shares. The shares available for issuance will increase annually by 4% of the number of ordinary shares issued and outstanding on the immediately preceding December 31. As of March 31, 2018, the number of ordinary shares available for issuance under the 2016 Plan is 7.1 million shares.

On October 4, 2016, the outstanding equity awards of the AquaVenture Holdings LLC Amended and Restated Equity Incentive Plans were converted to equity awards of AquaVenture Holdings Limited, with the underlying security being ordinary shares of the AquaVenture Holdings Limited. In addition, the Quench USA Holdings LLC 2014 Equity Incentive Plan and Quench USA, Inc. 2008 Stock Plan (“Quench Equity Plans”) were assumed by AquaVenture Holdings Limited on October 4, 2016. All outstanding awards of the Quench Equity Plans were also converted to equity awards of AquaVenture Holdings Limited, with the underlying security being ordinary shares of the AquaVenture Holdings Limited. The authority to grant additional equity awards under the AquaVenture Holdings LLC Amended and Restated Equity Incentive Plan, Quench USA Holdings LLC 2014 Equity Incentive Plan and Quench USA, Inc. 2008 Stock Plan ceased effective October 5, 2016 at the time of the initial public offering. As a result, no additional equity award grants may be made under these plans.

During the three months ended March 31, 2018, the Company granted 0.4 million restricted share units.  Substantially all  of the granted restricted share units have a time-based vesting schedule of four years, with 25% vesting on the first anniversary of the date of grant and the remaining 75% vesting quarterly over the remaining three years. The fair market value of restricted share units is determined based on the closing share price of the Company’s ordinary shares on the date of grant and is amortized on a straight-line basis over the requisite service period. The aggregate grant date fair value of the awards granted during the three months ended March 31, 2018 was $6.1 million.

Employee Stock Purchase Plan

Under the 2016 Employee Stock Purchase Plan (“2016 ESPP”), the Company offers eligible employee participants the right to purchase the Company’s ordinary shares at a price equal to the lesser of 85 percent of the closing market price on the first or last day of an established offering period. Based on the timing of the offering period, there were no shares sold to eligible employees under the 2016 ESPP during the three months ended March 31, 2018. Share-based compensation expense is recognized based on the fair value of the employees’ purchase rights under the 2016 ESPP and is amortized on a straight-line basis over the offering period.  As of March 31, 2018, the number of ordinary shares authorized for issuance under the 2016 ESPP was 0.7 million.

Independent Directors’ Deferred Compensation Program

Under the Independent Directors' Deferred Compensation Program (the “Deferred Compensation Program”), which was established under the 2016 Plan, eligible members of the Company’s board of directors (“Eligible Directors”) are able to defer all or a portion of the cash compensation or equity awards which they are due in the form of phantom share units. Each phantom share unit is the economic equivalent of one ordinary share of the Company. The number of phantom share units credited to the Eligible Director’s deferred account is equal to 120% of the aggregate deferred cash fees that would otherwise be payable on such date divided by the closing price of the Company’s ordinary shares on the award date. No other premium is given to the directors for deferral of their equity awards. Phantom share units shall be settled in ordinary shares upon the earlier of the Eligible Director’s death, disability, separation from the board, sale event, or end of the first full fiscal year after the grant date. The phantom share units issued in lieu of the cash retainers have no vesting period and cannot be forfeited. The phantom share units issued in lieu of the restricted units will have a stated vesting period but will then have a deferred delivery once vested.

Share-based compensation expense for the phantom share units issued in lieu of the cash retainers is recognized on the date of grant, while share-based compensation expense for the phantom share units issued in lieu of the restricted units is recognized over the requisite service period.

During the three months ended March 31, 2018, the Company granted approximately 40 thousand phantom shares to Eligible Directors. At March 31, 2018, approximately 45 thousand phantom shares remained outstanding.

Share‑Based Compensation Expense

               Total share‑based compensation expense recognized for all equity awards during the three months ended March 31, 2018 and 2017 was $3.3 million and $2.9 million, respectively. For the three months ended March 31, 2018,  $3.2 million and $0.1 million were recorded in SG&A and cost of revenues, respectively, within the consolidated statements of operations and comprehensive income. For the three months ended March 31, 2017,  $2.9 million and $0 were recorded in SG&A and cost of revenues, respectively, within the consolidated statements of operations and comprehensive income.

There was no related tax benefit for the three months ended March 31, 2018 and 2017.

8. Loss per Share

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

The following table provides information for calculating net loss applicable to ordinary shareholders (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2018	2017
Numerator:
Net loss	$(6,346)	$(6,001)

Denominator:
Weighted-average ordinary shares outstanding - basic and diluted	26,491	26,386

Loss per share - basic and diluted	$(0.24)	$(0.23)

Given that the Company had a net loss for the three months ended March 31, 2018 and 2017, the calculation of diluted loss per share is computed using basic weighted average ordinary shares outstanding.

Approximately 4.1 million and 3.9 million weighted-average outstanding share awards for the three months ended March 31, 2018 and 2017, respectively, were excluded from the calculation of diluted earnings per share because their effect was antidilutive.

9. Commitments and Contingencies

Asset Retirement Obligations

Asset retirement obligation (“ARO”) liabilities, which arise from contractual requirements to perform certain asset retirement activities and is generally recorded when the asset is constructed, is based on the Company’s engineering estimates of future costs to dismantle and remove equipment from a customer’s plant site and to restore the site to a specified condition at the conclusion of a contract. As appropriate, the Company revises certain of its liabilities based on changes in the projected costs for future removal and shipping activities. These revisions, along with accretion expense, are included in cost of revenues in the consolidated statement of operations.

During both the three months ended March 31, 2018 and 2017, the Company recorded accretion expense of $12 thousand. No valuation adjustments were recorded during the three months ended March 31, 2018 and 2017.

At both March 31, 2018 and December 31, 2017, the current portion of the ARO liabilities was $26 thousand and was recorded in accrued liabilities in the consolidated balance sheets. At both March 31, 2018 and December 31, 2017, the long‑term portion of the ARO liabilities was $1.1 million and was recorded in other long‑term liabilities in the consolidated balance sheets.

Litigation, Claims and Administrative Matters

The Company, may, from time to time, be a party to legal proceedings, claims, and administrative matters that arise in the normal course of business. The Company has made accruals with respect to certain of these matters, where appropriate, that are reflected in the consolidated financial statements but are not, individually or in the aggregate, considered material. For other matters for which an accrual has not been made, the Company has not yet determined that a loss is probable or the amount of loss cannot be reasonably estimated. While the ultimate outcome of the matters cannot be determined, the Company currently does not expect that these proceedings and claims, individually or in the aggregate, will have a material effect on its consolidated financial position, results of operations, or cash flows. The outcome of any litigation is inherently uncertain, however, and if decided adversely to the Company, or if the Company determines that settlement of particular litigation is appropriate, the Company may be subject to liability that could have a material adverse effect on its consolidated financial position, results of operations, or cash flows. The Company maintains liability insurance in such amounts and with such coverage and deductibles as management believes is reasonable. The principal liability risks that the Company insures against are customer lawsuits caused by damage or nonperformance, workers’ compensation, personal injury, bodily injury, property damage, directors’ and officers’ liability, errors and omissions, employment practices liability and fidelity losses. There can be no assurance that the Company’s liability insurance will cover any or all events or that the limits of coverage will be sufficient to fully cover all liabilities. As of March 31, 2018, the Company determined there are no matters for which a material loss is reasonably possible or the Company has either determined that the range of loss is not reasonably estimable or that any reasonably estimable range of loss is not material to the consolidated financial statements.

10. Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Cash paid during the period:
Income taxes, net	$746	$427
Interest, net	$3,030	$2,582
Non-Cash Transaction Information:
Non-cash capital expenditures	$184	$101

The components of total ending cash for the periods presented in the consolidated statement of cash flows are as follows (in thousands):

	As of
	March 31,
	2018	2017
Cash and cash equivalents	$109,950	$89,918
Restricted cash, current	2,000	166
Restricted cash, non-current	4,010	6,003
Cash, cash equivalents and restricted cash	$115,960	$96,087

11. Segment Reporting

The Company has two operating and reportable segments, Seven Seas Water and Quench. This determination is supported by, among other factors, the existence of individuals responsible for the operations of each segment and who also report directly to the Company’s chief operating decision maker (“CODM”), the nature of the segment’s operations and information presented to the Company’s CODM.

Seven Seas Water provides outsourced desalination solutions and wastewater treatment for governmental, municipal, industrial and hospitality customers internationally under long-term contracts. Quench provides bottleless filtered water coolers and other products that use filtered water as an input, such as ice machines, sparkling water dispensers and coffee brewers, to customers throughout the United States and in Canada, typically under multi‑year contracts. Revenues reported under the Seven Seas Water reportable segment primarily represent bulk water sales and service, including revenues generated from service concession arrangements, whereas revenues reported under the Quench reportable segment primarily represent rental of filtered water and related systems.

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

The following table provides information by reportable segment and a reconciliation to the consolidated results for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31, 2018
	Seven Seas		Corporate
	Water	Quench	& Other	Total
Revenues:
Bulk water	$13,696	$—	$—	$13,696
Rental	—	13,959	—	13,959
Financing	1,048	—	—	1,048
Other	—	3,811	—	3,811
Total revenues	14,744	17,770	—	32,514
Gross profit:
Bulk water	7,189	—	—	7,189
Rental	—	7,503	—	7,503
Financing	1,048	—	—	1,048
Other	—	1,285	—	1,285
Total gross profit	8,237	8,788	—	17,025
Selling, general and administrative expenses	7,603	10,719	1,252	19,574
Income (loss) from operations	634	(1,931)	(1,252)	(2,549)
Other expense, net	(1,198)	(765)	(1,427)	(3,390)
Loss before income tax expense	(564)	(2,696)	(2,679)	(5,939)
Income tax expense (benefit)	494	(87)	—	407
Net loss	$(1,058)	$(2,609)	$(2,679)	$(6,346)
Other information:
Depreciation and amortization expense	$3,564	$4,296	$—	$7,860
Interest expense, net	$1,066	$758	$1,426	$3,250
Expenditures for long-lived assets	$515	$2,332	$—	$2,847
Amortization of deferred financing fees	$66	$51	$122	$239
As of March 31, 2018
Total assets	$249,192	$211,839	$85,884	$546,915

	Three Months Ended March 31, 2017
	Seven Seas		Corporate
	Water	Quench	& Other	Total
Revenues:
Bulk water	$12,965	$—	$—	$12,965
Rental	—	12,804	—	12,804
Financing	1,183	—	—	1,183
Other	—	1,989	—	1,989
Total revenues	14,148	14,793	—	28,941
Gross profit:
Bulk water	5,919	—	—	5,919
Rental	—	7,050	—	7,050
Financing	1,183	—	—	1,183
Other	—	853	—	853
Total gross profit	7,102	7,903	—	15,005
Selling, general and administrative expenses	6,852	9,411	923	17,186
Income (loss) from operations	250	(1,508)	(923)	(2,181)
Other (expense) income, net	(2,191)	(1,033)	294	(2,930)
Loss before income tax expense	(1,941)	(2,541)	(629)	(5,111)
Income tax expense	814	76	—	890
Net loss	$(2,755)	$(2,617)	$(629)	$(6,001)
Other information:
Depreciation and amortization expense	$3,594	$3,535	$—	$7,129
Interest expense (income), net	$2,009	$1,033	$(294)	$2,748
Expenditures for long-lived assets	$610	$2,564	$—	$3,174
Amortization of deferred financing fees	$138	$71	$—	$209
As of December 31, 2017
Total assets	$254,202	$202,456	$97,287	$553,945

12. Significant Concentrations, Risks and Uncertainties

The Company is exposed to interest rate risk resulting from its variable rate loans outstanding that adjust with movements in LIBOR.

For the three months ended March 31, 2018, a significant portion of the Company’s revenues were derived from territories and countries in the Caribbean region. Demand for water in the Caribbean region is impacted by, among other things, levels of rainfall,  natural disaster or other catastrophic events, the tourism industry and demand from our industrial clients. Destruction caused by tropical storms and hurricanes, high levels of rainfall,  downturn in the level of tourism and demand for real estate could all adversely impact the future performance of the Company as well as cause delays in collections from the Company’s customers.

At March 31, 2018, a significant portion of the Company’s property, plant and equipment is located in the Caribbean region. The Caribbean islands are situated in a geography where tropical storms and hurricanes occur with regularity, especially during certain times of the year. The Company designs its plant facilities to withstand such conditions; however, a major storm could result in plant damage or periods of reduced consumption or unavailability of electricity or source seawater needed to produce water in one or more of our locations. It is the Company’s policy to maintain adequate levels of property and casualty insurance; however, the Company only insures certain of its plants for wind.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Operating Results.

The following discussion and analysis of our financial condition and operating results should be read in conjunction with the financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and the related management’s discussion and analysis of our financial condition and operating results included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. This discussion contains forward‑looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

We deliver our WAAS solutions through two operating platforms: Seven Seas Water and Quench. Seven Seas Water is a multinational provider of desalination and wastewater treatment solutions, providing more than  8.5 billion gallons of potable, high purity industrial grade and ultra‑pure water per year to governmental, municipal, industrial and hospitality customers. Quench is a U.S.‑based provider of Point‑of‑Use (“POU”) filtered water systems and related services to approximately 40,000 institutional and commercial customers, including more than half of the Fortune 500, throughout the United States and in Canada.

Our Seven Seas Water platform generates recurring revenue through long‑term contracts for the delivery of treated bulk water, generally based on the amount of water we deliver. The significant majority of our Seven Seas Water revenue is derived from our operations in six different locations as of March 31, 2018:

•

The U.S. Virgin Islands (“USVI”): Seven Seas Water provides all of the municipal potable water needs for the islands of St. Croix, St. Thomas and St. John through its two seawater desalination plants, one on St. Croix and one on St. Thomas, having a combined capacity of approximately 7.0 million gallons per day (“GPD”). We also provide ultrapure water for use in power generation units by further processing a portion of the potable water we produce for certain of our customers.

•

St. Maarten: Seven Seas Water is the primary supplier of municipal potable water needs for St. Maarten through its three seawater desalination plants, which have a combined capacity of approximately 5.8 million GPD.

•	Curaçao: Seven Seas Water provides industrial grade water through seawater and brackish water desalination facilities in Curaçao which have a combined capacity of approximately 4.9 million GPD.

•	Trinidad: Seven Seas Water provides potable water to southern Trinidad through its seawater desalination plant having a capacity of approximately 6.7 million GPD.

•

The British Virgin Islands (“BVI”): Seven Seas Water is the primary supplier of Tortola’s potable water needs through its seawater desalination plant having a capacity of approximately 2.8 million GPD.

•	Peru: Seven Seas Water provides seawater and desalinated process water to a phosphate mine through a pipeline and seawater reverse osmosis facility having a capacity of approximately 2.7 million GPD.

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

Our Quench platform generates recurring revenue from the rental and servicing of POU water filtration systems and related equipment, such as ice and sparkling water machines, and from the contracted maintenance of customer owned equipment. Quench also generates revenue from the sale of coffee and other consumables pursuant to agreements which require customers to purchase a minimum monthly amount in exchange for the use of a coffee brewer. Our annual unit attrition rate at March 31, 2018 was approximately 8%, implying an average rental period of more than 11 years. We define “annual unit attrition” as a ratio, the numerator of which is the total number of removals of company owned and billed rental units during the trailing 12 month period, and the denominator of which is the average number of company owned and billed rental units during the same 12 month period. We receive recurring fees for the units we rent or service throughout the life of our customer relationship. We also receive non-recurring revenue from some customers for certain services, such as installation, relocation or removal of equipment, and from the resale of equipment to both direct consumers and dealers. We achieve an attractive return on our rental assets due to strong customer retention. We provide our systems and services to a broad mix of industries, including government, education, medical, manufacturing, retail, and hospitality, among others. We operate principally throughout the United States and in Canada and are supported by a primary operations center in King of Prussia, Pennsylvania, which provides marketing and business development, filed service and supply chain support, customer care and administrative functions.

On January 15, 2018, we acquired substantially all of the assets and assumed certain liabilities of Clarus Services  (the “Clarus Acquisition”), a POU water filtration company based in Richmond, Virginia, and Watermark USA  (the “Watermark Acquisition”), a POU water filtration company based outside of Philadelphia, Pennsylvania, pursuant to asset purchase agreements with an aggregate purchase price of $1.6 million  (collectively, the “Clarus and Watermark Acquisitions”).  The assets acquired consist primarily of in-place lease agreements and the related POU systems.

On February 9, 2018, we entered into a binding agreement with Abengoa Water, S.L.U. to purchase a majority interest in a desalination plant in Accra, Ghana. The plant has the capacity to deliver approximately 18.5 million GPD of potable water to Ghana Water Company Limited (“GWCL”) under a long-term, U.S. dollar denominated water purchase agreement. The transaction is structured as the purchase of the entire share capital of Abengoa's subsidiary that holds a 56% economic interest in Befesa Desalination Developments Ghana Limited (“BDDG”), the Ghanaian company that owns the plant. The base purchase price for this interest is approximately $26 million, which is expected to be paid in cash, and is subject to adjustment based on the results of negotiations with GWCL regarding changes to the water purchase agreement and with BDDG's lenders regarding the existing financing arrangements, among other things. Completion of the purchase is subject to the satisfaction of certain conditions precedent, including: (i) the receipt of required approvals from BDDG's other shareholders, as well as those required under BDDG's financing arrangements, (ii) the execution of legally binding heads of terms among the Government of Ghana, GWCL and BDDG in which the parties agree to revise the water rates charged under the water purchase agreement and the indexation of those rates, (iii) the receipt of the approval of the credit committees of BDDG's lenders to changes to the terms and conditions of BDDG's financing arrangements, and (iv) there being no material breach by BDDG under the project or financing documents, as well as certain other customary closing conditions.

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

On March 1, 2018, we acquired substantially all the water filtration assets and assumed certain liabilities of Wa-2 Water Company Ltd. for an aggregate purchase price of $5.1 million (“Wa-2 Acquisition”). The assets acquired consist primarily of in-place lease agreements and the related point-of-use systems, which are generally located in Vancouver, British Columbia.

We routinely identify and evaluate potential acquisition candidates and engage in discussions and negotiations regarding potential acquisitions. However, there can be no assurance that any of our discussions or negotiations will result in an acquisition. If we enter into definitive agreements, there can be no assurances that all the conditions precedent to completing those acquisitions will be satisfied or waived, or that the acquisitions will be completed. Further, if we make any acquisitions, there can be no assurance that we will be able to operate or integrate any acquired businesses profitably or otherwise successfully implement our expansion strategy.

For the three months ended March 31, 2018, our consolidated revenues were $32.5 million, which represents an increase of 12.3% over the same period of 2017. The increases in consolidated revenues for the three months ended March 31, 2018 were composed of increases in our Seven Seas Water segment of 4.2% and increases in our Quench segment of 20.1% over the same period of 2017. The increase in revenue for our Seven Seas Water segment during the three months ended March 31, 2018 over the same period of 2017 was mainly  driven by higher revenues in our Peru and USVI operations. The increase in revenue for our Quench segment during the three months ended March 31, 2018 over the same period of 2017  was mainly due to an increase in rental revenues due to additional units placed under new leases in excess of unit attrition and acquisitions made during late 2017 and early 2018.

Operating Segments

We have two reportable segments that align with our operating platforms, Seven Seas Water and Quench. The segment determination is supported by, among other factors, the existence of individuals responsible for the operations of each segment and who also report directly to our chief operating decision maker (“CODM”), the nature of the segment’s operations and information presented to our CODM. For the three months ended March 31, 2018, revenues for the Seven Seas Water and Quench segments represented approximately 45% and 55%, respectively, of our consolidated revenues.

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

Components of Revenues and Expenses

On January 1, 2018, the Company adopted the guidance regarding both revenue from contracts with customers and the determination of the customer in a service concession contract on a full retrospective basis (the “Adopted Revenue Guidance”). Several of the Company’s contracts were impacted primarily due to the identification of multiple performance obligations within a single contract. However, the Adopted Revenue Guidance will have no cash impact and, therefore, will not affect the economics of our underlying customer contracts. The adoption did, however, result in differences in the way our revenues, gross profit, net loss are determined compared to historical periods as presented within our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. More specifically, the Adopted Revenue Guidance impacted contracts with customers in our Seven Seas Water segment determined to be service concession arrangements and the classification of financing income. Contracts with customers within the Quench segment remained substantially unchanged.

For a discussion on our accounting policies as restated in accordance with the adoption, please refer to Note 2—“Summary of Significant Accounting Policies—New Accounting Pronouncements” to the consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to the components of revenues and expenses from those described in “Management’s discussion and analysis of financial condition and results of operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 except as follows:

Revenues

Seven Seas Water

Our Seven Seas Water business generates revenue primarily from contracts with customers to deliver treated bulk water to governmental, municipal, industrial and hospitality customers. We generally recognize revenue from bulk water sales and service and service concession arrangements.

Bulk water sales and service can include the delivery of bulk water or bulk water services, including the operations and maintenance of a customer-owned plant. We recognize revenues from the delivery of bulk water or the performance of bulk water services at the time the water or services are delivered to the customers in accordance with the contractual agreements. Certain agreements contain a minimum monthly charge provision which allows the Company to invoice the customer for the greater of the water supplied or a minimum monthly charge. The volume of water supplied is based on meter readings performed at or near the end of the month. Estimates of revenue for unbilled water are recorded when meter readings occur at a time other than the end of a period.

Our Seven Seas Water business operates on a water outsourcing model. Certain contracts with customers which require the construction of facilities to provide bulk water to a specific customer contain multiple obligations, including an implicit lease for the bulk water facilities and bulk water services, including operations and maintenance. The implicit lease obligation is generally accounted for as operating leases as a result of the provisions of the contract. Revenues for contracts with both implicit lease and non-lease components are generally recognized ratably over the contract period as delivered to the customer after taking into consideration our analysis of contingent rent, any minimum take‑or‑pay provisions and contractual unit pricing.

Service concession arrangements are agreements entered into with a public‑sector entity which controls both (i) the ability to modify or approve the services and prices provided by the operating company and (ii) beneficial entitlement to, or residual interest in, the infrastructure at the end of the term of the agreement. Service concession arrangements typically include the construction of infrastructure for the customer and an obligation to provide operations and maintenance on the infrastructure constructed.

Revenues related to the construction of infrastructure, or construction revenue, are recognized over time, using the input method based on cost incurred, which typically begins at commencement of the construction with revenue being fully recognized upon the completion of the infrastructure as control of the infrastructure is transferred to the customer. Timing differences between when the construction performance obligations are completed and when cash is received from the customer could result in a significant financing component. If a significant financing component is identified, the Company will recognize interest income, or financing revenues, on a long-term receivable established upon the completion of the construction of the infrastructure. Future cash flows received from the customer related to the long-term receivable are bifurcated between the principal repayment of the long-term receivable and the related financing revenue. Revenues related to the operations and maintenance are recognized as revenues as the services are provided to the customer.

Cost of Revenues

Seven Seas Water

Cost of revenues for our Seven Seas Water business consists primarily of the cost of plant depreciation, plant construction, plant personnel costs (including compensation and other related personnel costs for plant employees), electric power, repairs and maintenance, personnel and travel costs for field engineering services and the cost of consumables.

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

Plant construction related to construction revenues can include the cost of equipment and related installation services, including construction labor costs, field engineering costs, and third-party services. Such expenses can vary depending on the size of the plant and the complexity of the water application, number of projects and the prevailing labor market for the level of employees needed in the jurisdiction where the plant is being constructed.

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

Selling, General and Administrative Expenses

Seven Seas Water

Selling, general and administrative expenses for Seven Seas Water consist primarily of compensation and benefits (including salaries, benefits and share-based compensation), third‑party professional service fees and travel. Such expenses include personnel and travel costs of our business development organization, third party and internal engineering costs incurred in connection with new project feasibility studies or proposals, and costs for operating business development offices and activities. Selling, general and administrative expenses also include personnel and related costs for our executive, engineering, procurement, finance, human resources organizations and other administrative employees; third party professional service fees for consulting, legal, accounting and tax services; depreciation of office equipment and improvements and computer systems and software not directly related to the production of water or other water services; amortization expense associated with intangible assets acquired in connection with business combinations, which are amortized over their expected useful lives; and other corporate expenses. In the future, we expect that our selling, general and administrative expenses will increase due to business development efforts in new markets and the general infrastructure to support our future growth.

Other Expense and Income

Other expense and income consists mainly of interest expense and interest income. Interest expense primarily relates to bank and private lender debt. In the future, we expect that our interest expense will increase as a result of the use of debt financing for new plant construction and business acquisitions. Interest income primarily relates to interest received on certain cash and cash equivalent investments of three months or less.

Key Factors Affecting Our Performance and Comparability of Results

A number of key factors have affected and will continue to affect our performance and the comparison of our operating results, including matters discussed below and those items described in the section entitled “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and subsequent filings.

Seven Seas Water

The financial performance of our Seven Seas Water business has been, and will continue to be, significantly affected by our ability to identify and consummate acquisitions of, or to identify and secure new projects for desalination, wastewater treatment and water reuse services with new and existing governmental, municipal, industrial, and hospitality customers. Performance of an existing plant site is generally consistent over time. Our performance and the comparability of results over time, however, are largely driven by the timing of events such as acquisitions of existing plants, securing new plant projects, plant expansions and the extension, termination or expiration of water supply agreements. The timing of many of these events is unpredictable. New plant projects, plant expansions and plant acquisitions, when they do occur, require significant levels of cash and company resources before and after the commencement of revenue and their impact on our results of operations can be significant.

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

Acquisition of Existing Operations

Revenue and expenses will increase upon an acquisition of existing plant operations from a third party, which could be a new customer, an existing customer, a third party project developer or a facility owner. In addition, the time, cost and capital required to complete a plant acquisition are significant. Specifically, the costs incurred prior to the acquisition can include professional fees, travel costs and, in certain instances, success fees paid to third parties. These costs may be incurred well in advance of the completion of an acquisition. Upon acquisition, plant operations may experience periods of downtime or reduced production levels as well as additional capital investment while we bring the plant up to our engineering and operating standards. We have completed seven acquisitions of existing plant operations since inception. In October 2016, we completed the Peru Acquisition for an aggregate purchase price of $46.5 million. Results after the October 2016 date of acquisition are included in the results of operations for the Seven Seas Water segment. Acquisitions are a part of our Seven Seas Water growth strategy and accordingly our ability to grow could be impacted by our effectiveness in completing and integrating our acquisitions.

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

Due to the capital-intensive nature of our business and the relatively high level of fixed costs such as depreciation and long‑term contract amortization, our Seven Seas Water business model is characterized by high levels of operating leverage. As a result, significant swings in production volume will favorably or unfavorably impact profitability more significantly than business models with less operating leverage. We have mitigated the downside risk of declines in plant production through the inclusion of minimum customer purchase requirements in certain of our water supply contracts with our major customers. In the other two water supply contracts, we have contractual rights to be the exclusive water supplier or our customer must purchase all the water we produce and we must provide volume at a specified percentage of installed capacity. We design our plants to meet or exceed contractual supply requirements but our failure to meet minimum supply requirements could result in penalties that may adversely affect our financial performance.

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

Our operations center in Tampa, Florida and our organization in Santiago, Chile incur significant selling, general and administrative (“SG&A”) expenses that are intended to support our plans for future growth. Certain of these expenses, in particular those related to business development, are largely discretionary and not correlated specifically to short‑term changes in revenue. Direct engineering cost, including allocated overhead, for personnel at our operations center are capitalized as a project cost based on hours incurred on active plant construction projects which can change from period to period. The timing of new hires, the utilization of engineering personnel and the spending in these areas may affect the comparability of our results. In addition, we expect to incur increased legal, accounting and other expenses as we pursue our expansion strategy and as a public company, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the listing requirements of the New York Stock Exchange (“NYSE”). We anticipate that such operating costs as a percentage of revenue will moderate over the long-term if and as our revenues increase.

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

•	excessive periods of rain or drought can impact primary demand;
•	destruction caused by floods, tropical storms and hurricanes can impact primary demand as well as cause delays in collections from our customers;
•

various environmental factors and natural or man‑made conditions impacting the quality of source water, such as bacteria levels or contaminants in source water, and require additional pretreatment thus adding cost and reducing the level of production throughput; and

•

technological advances especially in new filtration technologies, reverse osmosis membranes, energy recovery equipment and energy efficient plant designs may affect future operating performance and the cost competitiveness of our services in the market.

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

Typically, we rent our systems to customers on multi‑year, automatically‑renewing contracts, and we anticipate extending our relationships with existing customers beyond the initial contract term. Some customers terminate their agreements during the agreement term, typically due to financial constraints, and others cancel at the end of the term. Our annual unit attrition rate at March 31, 2018 was approximately 8%, implying an average rental period of more than 11 years. Our ability to retain our existing customer relationships will affect our performance and is affected by a number of factors, including the effectiveness of our retention efforts, the quality of our products and service, our pricing, competitive dynamics in the industry, product availability, and the health of the economy. In addition, the non-recurring revenue from the sale of equipment, coffee and consumables, is less predictable and can change based on fluctuations in demand in a specific period.

Strategic Acquisitions

The POU water filtration industry is highly fragmented, with a large number of local competitors and several larger regional operators. Quench has completed seventeen acquisitions since 2008,  nine of which occurred after our acquisition of Quench in 2014, three of which occurred during 2017 and three of which occurred during the three months ended March 31, 2018. We believe the six recent acquisitions are indicative of the opportunity for future inorganic growth to increase our market share and expand our service coverage footprint.

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

Quench incurs selling, general and administrative costs to support a national sales force, a widely dispersed installed base of point-of-use systems, and a high volume of recurring business transactions. A portion of such costs is composed of new customer acquisition costs, such as lead generation expenses and certain sales commissions, which are expensed upfront and recovered over the periods following the execution of a customer contract and any subsequent renewal. A portion of new customer acquisition costs, including internal salaries and benefits, directly related to the negotiation and execution of leases, considered lease origination costs, are capitalized as deferred lease costs. Deferred lease costs are amortized on a straight‑line basis over the average lease term. Selling, general and administrative costs also include certain costs to complete business acquisitions, which precede the realization of revenues generated by the acquired new business, and discretionary investments in infrastructure to support our plans for Quench’s future long‑term growth. The timing of these expenditures and their impact relative to the revenues generated can affect our performance and comparability of results.

Corporate and Other

Changes to Operating Expenses

We expect to incur increased legal, accounting and other expenses as we pursue our expansion strategy and as a public company, including costs resulting from public company reporting obligations under the Exchange Act, and the listing requirements of the New York Stock Exchange. We anticipate that such operating costs as a percentage of revenue will moderate over the long-term if and as our revenues increase or as a result of certain other corporate activities or projects.

Presentation of Financial Information

We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). In the preparation of these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. To the extent that there are material differences between these estimates and actual results, our financial condition or operating results would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss below.

Adoption of New Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance that requires the recognition of income tax consequences of intercompany asset transfers other than inventory at the transaction date. This guidance will be effective for annual reporting periods beginning on or after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted as of the beginning of an annual period. We adopted this guidance on January 1, 2018 on a modified retrospective basis. There was no impact to the consolidated financial statements as a result of this adoption.

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

We adopted the guidance regarding both revenue from contracts with customers and the determination of the customer in a service concession contract (together referred to as “Adopted Revenue Guidance”) on a full retrospective basis on January 1, 2018 applying the guidance to all contracts that were not completed as of January 1, 2016. Results for periods beginning after January 1, 2016 have been adjusted to conform to the Adopted Revenue Guidance while periods prior to January 1, 2016 continue to be reported under the accounting standards in effect for the prior periods. Several of our contracts were impacted primarily due to the identification of multiple performance obligations within a single contract. However, the Adopted Revenue Guidance has had no cash impact and, therefore, does not affect the economics of our underlying customer contracts. As a result of the adoption, we recorded a cumulative net increase of $8.4 million to accumulated deficit as of January 1, 2016. For a discussion on the impacts of the Adopted Revenue Guidance on our financial statements, please refer to Note 2—“Summary of Significant Accounting Policies—New Accounting Pronouncements” to the consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

New Accounting Pronouncements to be Adopted

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

There have been no material changes to our critical accounting policies from those described in “Management’s discussion and analysis of financial condition and results of operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 except as follows:

Revenue from Contracts with Customers

Accounting for revenues from contracts with customers involves the use of various methods to estimate the total transaction prices of contracts with customers and the allocation of revenues to remaining performance obligations. For the Seven Seas Water segment, the transaction price is generally based on various assumptions including, if applicable, contractual minimum monthly charges and the expected amount of variable consideration to the extent it is probable that a significant reversal of the cumulative revenues will not occur. The variable consideration generally includes the amount of water in excess of contractual minimum volumes, if applicable, or the amount of water expected to be supplied and contractually established rates. For the Quench segment, the transaction price is generally based on the minimum lease payments for rental agreements, the sales agreement for product sales and the service rate for service agreements. We review and update our assumptions on the transaction price, including variable consideration, regularly and record the adjustments accordingly in the consolidated statements of operations and comprehensive income.

The allocation of revenues to the remaining performance obligations for contracts with customers involves the determination of the relative stand-alone selling prices for each performance obligation under the contract. The stand-alone selling price is the amount of consideration to which the entity expects to be entitled in exchange for transferring the promised goods or services. The determination of the stand-alone selling price can be based on observable the observable price of a good or service when the entity sells that good or service separately in similar circumstances. If an observable market is not available, we will consider all information, including market conditions, entity-specific factors, and information about our customer or class of customer, that is reasonably available and determine the stand-alone selling price by evaluating the market in which we sell goods or services and estimate the price that our customer in that market would be willing to pay for those goods or services, forecasting our expected costs of satisfying a performance obligation and then adding an appropriate margin for that good or service, or using an residual approach, if appropriate, after determining the stand-alone selling price for other goods or services in the contract.  Each approach can involve various assumptions, calculations and/or third-party data to arrive at the stand-alone selling price.

Results of Operations

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

The following table sets forth the components of our consolidated statements of operations and comprehensive income for each of the periods presented.

	Three Months Ended
	March 31,
	2018	2017

Revenues:
Bulk water	$13,696	$12,965
Rental	13,959	12,804
Financing	1,048	1,183
Other	3,811	1,989
Total revenues	32,514	28,941
Cost of revenues:
Bulk water	6,507	7,046
Rental	6,456	5,754
Other	2,526	1,136
Total cost of revenues	15,489	13,936
Gross profit	17,025	15,005
Selling, general and administrative expenses	19,574	17,186
Loss from operations	(2,549)	(2,181)
Other expense:
Interest expense, net	(3,250)	(2,748)
Other expense, net	(140)	(182)
Loss before income tax expense	(5,939)	(5,111)
Income tax expense	407	890
Net loss	$(6,346)	$(6,001)

The following table sets forth the components of our consolidated statements of operations and comprehensive income for each of the periods presented as a percentage of revenue.

	Three Months Ended
	March 31,
	2018	2017
Revenues:
Bulk water	42.1%	44.8%
Rental	42.9%	44.2%
Financing	3.2%	4.1%
Other	11.8%	6.9%
Total revenues	100.0%	100.0%
Cost of revenues:
Bulk water	20.0%	24.3%
Rental	19.9%	19.9%
Other	7.8%	3.9%
Total cost of revenues	47.7%	48.1%
Gross profit	52.4%	51.8%
Selling, general and administrative expenses	60.2%	59.4%
Loss from operations	(7.8)%	(7.6)%
Other expense:
Interest expense, net	(10.0)%	(9.5)%
Other expense, net	(0.4)%	(0.6)%
Loss before income tax expense	(18.2)%	(17.7)%
Income tax expense	1.3%	3.1%
Net loss	(19.5)%	(20.8)%

Comparison of Three Months Ended March 31, 2018 and 2017

Revenues

The following table presents revenue for each of our two operating segments:

	Three Months Ended
	March 31,		Change
	2018	2017	Dollars	Percent
	(dollars in thousands)
Revenues:
Seven Seas Water	$14,744	$14,148	$596	4.2%
Quench	17,770	14,793	2,977	20.1%
Total revenues	$32,514	$28,941	$3,573	12.3%

Our total revenues of $32.5 million for the three months ended March 31, 2018 increased $3.6 million, or 12.3%, compared to the same period of 2017. This increase was comprised of 8.8% inorganic growth and 3.5% organic growth.

Seven Seas Water revenues for the three months ended March 31, 2018 increased organically $0.6 million, or 4.2%, compared to the same period of 2017. This increase was comprised of a $0.7 million increase in bulk water revenue, partially offset by a $0.1 million decline in financing income due to the amortization of long-term receivables. The increase in bulk water revenue was mainly driven by our Peru operations, which had an increase in revenue of $0.4 million as a result of higher production in the current quarter compared to the same period of 2017 and $0.2 million of revenue in connection with non-routine services performed for the customer. In addition, there were increases of $0.1 million from our USVI operations primarily resulting from increases in production volumes and $0.1 million from our BVI operations primarily due to increases in the water rate compared to the prior year period.

Quench revenues for the three months ended March 31, 2018 increased $3.0 million, or 20.1%, compared to the same period of 2017. This increase was comprised of 17.3% of inorganic growth and 2.8% organic growth. Rental revenues increased $1.2 million, or 9.0%, compared to the prior year period, which were comprised of 4.6% organic growth due to additional units placed under new leases in excess of unit attrition and 4.4% inorganic growth from acquisitions. Other revenues increased $1.8 million compared to the same period of 2017 due to $1.9 million of dealer equipment sale revenue in connection with the Wellsys Acquisition and a $0.2 million increase in coffee sales, offset in part by a $0.3 million reduction in direct customer equipment sales.

Cost of revenues, gross profit and gross margin

The following table presents the major components of cost of revenues, gross profit and gross margin for our two operating segments:

	Three Months Ended
	March 31,		Change
	2018	2017	Dollars	Percent
	(dollars in thousands)
Cost of Revenues:
Seven Seas Water	$6,507	$7,046	$(539)	(7.6)%
Quench	8,982	6,890	2,092	30.4%
Total cost of revenues	$15,489	$13,936	$1,553	11.1%
Gross Profit:
Seven Seas Water	$8,237	$7,102	$1,135	16.0%
Quench	8,788	7,903	885	11.2%
Total gross profit	$17,025	$15,005	$2,020	13.5%
Gross Margin:
Seven Seas Water	55.9%	50.2%
Quench	49.5%	53.4%
Total gross margin	52.4%	51.8%

Total gross profit for the three months ended March 31, 2018 of $17.0 million increased $2.0 million, or 13.5%, compared to the same period of 2017. Total gross margin for the three months ended March 31, 2018 increased 60 basis points to 52.4% from 51.8% for the same period in 2017.

Seven Seas Water gross margin for the three months ended March 31, 2018 increased 570 basis points to 55.9% compared to 50.2% for the same period in 2017. The increase was primarily due to a 680 basis points increase in bulk water gross margin, which was driven by higher revenues and lower repairs and maintenance expense in the current period in our Peru operations, and higher revenues without a commensurate increase in costs in both our USVI and BVI operations. The increase in bulk water gross margin was partially offset by a $0.1 million decline in financing revenues, which have no corresponding costs, as a result of the continued amortization of the long-term receivables.

Quench gross margin for the three months ended March 31, 2018 decreased 390 basis points to 49.5% from 53.4% for the same period of 2017. The decrease was primarily due to a decline in other gross margin to 33.7% from 42.9%, which was caused primarily by an increase in revenues from lower-margin product lines, including dealer equipment sales resulting from the Wellsys Acquisition in September 2017. In addition, rental gross margin decreased 140 basis points, primarily due to increased costs for service personnel related to annual merit increases made during the first quarter of 2018 an increase in headcount to support future growth and an increase in depreciation expense related to additional units placed on lease. These decreases were partially offset by lower filtration and parts expenses as compared to the prior year period.

Selling, general and administrative expenses

The following table presents the components of selling, general and administrative expenses (“SG&A”) for our two operating segments:

	Three Months Ended
	March 31,		Change
	2018	2017	Dollars	Percent
	(dollars in thousands)
Selling, General and Administrative Expenses:
Seven Seas Water	$7,603	$6,852	$751	11.0%
Quench	10,719	9,411	1,308	13.9%
Corporate and Other	1,252	923	329	35.6%
Total selling, general and administrative expenses	$19,574	$17,186	$2,388	13.9%

Total SG&A expenses for the three months ended March 31, 2018 increased $2.4 million, or 13.9%, compared to the same period of 2017.

Seven Seas Water SG&A expenses for the three months ended March 31, 2018 increased $0.8 million compared to the same period of 2017. The increase was primarily due to $0.5 million higher acquisition-related expenses and a $0.2 million loss on disposal of assets. Seven Seas Water SG&A expenses as a percentage of revenue were 51.6% for the three months ended March 31, 2018, compared to 48.4% for the same period of 2017.

Quench SG&A expenses for the three months ended March 31, 2018 increased $1.3 million compared to the same period of 2017. The increase was driven by $0.5 million higher amortization expense primarily related to intangible assets, $0.3 million higher compensation and benefits expense driven by increased headcount, and a $0.2 million increase in the bad debt reserve as a result of lower than normal expense in the prior year quarter. Quench SG&A expenses as a percentage of revenue were 60.3% for the three months ended March 31, 2018, a decline compared to 63.6% for the same period of 2017.

Corporate and Other SG&A expenses for the three months ended March 31, 2018 increased $0.3 million compared to the same period of 2017. The increase was primarily due to an increase in share-based compensation from incremental equity awards granted to certain members of our board of directors throughout 2017 and higher professional fees related to corporate activities.

Other expense

	Three Months Ended
	March 31,		Change
	2018	2017	Dollars	Percent
	(dollars in thousands)
Interest expense, net	$(3,250)	$(2,748)	$(502)	18.3%
Other expense, net	(140)	(182)	42	(23.1)%
Total other expense	$(3,390)	$(2,930)	$(460)	15.7%

Interest expense, net for the three months ended March 31, 2018 increased $0.5 million compared to the prior year period. The interest expense, net amount of $3.3 million for the three months ended March 31, 2018 included a $0.7 million increase in interest expense primarily due to increased borrowings in connection with the $150 million senior secured credit agreement, partially offset by $0.2 million higher interest income earned.

Income tax expense

	Three Months Ended
	March 31,		Change in
	2018	2017	Dollars
	(dollars in thousands)
Income tax expense	$407	$890	$(483)
Effective tax rate	(6.9)%	(17.4)%

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

For the three months ended March 31, 2018, we incurred a consolidated pre-tax loss of $5.9 million, which was composed of: (i) an aggregate of $6.9 million of pre-tax losses in jurisdictions which either do not impose an income tax or we do not believe it is more likely than not that we will realize the benefit of such losses and (ii) an aggregate of $1.0 million of pre-tax income in taxable jurisdictions. For the three months ended March 31, 2017, we incurred a consolidated pre-tax loss of $5.1 million, which was composed of: (i) an aggregate of $6.5 million of pre-tax losses in jurisdictions which either do not impose an income tax or we do not believe it is more likely than not that we will realize the benefit of such losses and (ii) an aggregate of $1.4 million of pre-tax income in taxable jurisdictions.

Income tax expense for the three months ended March 31, 2018 and 2017 was $0.4 million and $0.9 million, respectively. Income tax expense for the three months ended March 31, 2018 and 2017 was composed of a current tax of $0.6 million and $0.1 million, respectively, and deferred tax expense (benefit) of $(0.2) million and $0.8 million, respectively. The decrease in income tax expense for the three months ended March 31, 2018 as compared to the same period in 2017 was primarily the result of: (i) a reduction in the tax rate as a result of the United States enacted tax reform legislation known as the H.R. 1, and commonly referred to as the “Tax Cuts and Jobs Act” (“TCJ Act”), (ii) the commencement of the effective period for an economic development program in the USVI and (iii) higher deferred tax expense in the prior year related to a discrete adjustment for certain non-deductible expenses and the recognition of a deferred tax liability. These increases were partially offset by an increase in current expense related to withholding taxes. During the three months ended March 31, 2018, there was no adjustment to the preliminary income tax benefit, which remains subject to adjustment during the measurement period, recorded during the three months ended December 31, 2017 as a result of the TCJ Act and the related remeasurement of deferred taxes.

Cash paid for income taxes was $0.7 million and $0.4 million during the three months ended March 31, 2018 and 2017, respectively.

Liquidity and Capital Resources

Overview

As of March 31, 2018 and December 31, 2017, our principal sources of liquidity on a consolidated basis were cash and cash equivalents of $110.0 million and  $118.1 million, respectively (excluding restricted cash), which were held for working capital, investment and general corporate purposes. In addition, as of March 31, 2018 and December 31, 2017,  we had an aggregate of $6.0 million and  $4.3 million, respectively, of restricted cash related to debt service reserve funds for one of our borrowings, performance security funds for a vendor agreement and cash held on account related to business development activities. Our working capital as of March 31, 2018 was $127.0 million as compared to $131.4 million as of December 31, 2017.

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

Our expected future liquidity and capital requirements consist principally of:

•	capital expenditures and investments in infrastructure under concession arrangements related to maintaining or expanding our existing operations;

•	development of new projects and new markets;

•	acquisitions;

•	costs and expenses relating to our ongoing business operations; and

•	debt service requirements on our existing and future debt.

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

With respect to our Seven Seas Water segment, our distribution policy is to maximize cash distributions through the repayment of intercompany loans and payables from our international operating subsidiaries, unless redeployed for further growth opportunities in the same jurisdiction, to our non-U.S. intermediate holding companies for redeployment in the manner intended to optimize our return on invested capital.  However, one of our subsidiaries, as of March 31, 2018, has a loan agreement that restricts distributions to related parties in the event certain financial or nonfinancial covenants are not met, which could reduce our ability to redeploy cash. Distributions are typically in the form of principal and interest payments on intercompany loans, repayment of intercompany advances or other intercompany arrangements, including billings from our Tampa operations center, and dividends. When considering the amount and timing of such distributions, our Seven Seas Water operating subsidiaries must maintain sufficient funds for future capital investment, debt service and general working capital purposes.

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

Cash Flows

The following table summarizes our cash flows for the periods:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Cash provided by operating activities	$5,084	$6,163
Cash used in investing activities	(9,500)	(3,360)
Cash used in financing activities	(1,976)	(8,111)
Effect of exchange rates on cash, cash equivalents and restricted cash	(7)	—
Net change in cash, cash equivalents and restricted cash	$(6,399)	$(5,308)

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

Cash provided by operations during the three months ended March 31, 2018 and 2017 was $5.1 million and $6.2 million, respectively.

Investing Activities

Cash used in investing activities during the three months ended March 31, 2018 and 2017 was $9.5 million and $3.4 million, respectively. The increase in cash used in investing activities was primarily attributable to an increase in net cash paid for acquisitions of $6.5 million over the prior year period. On January 15, 2018, we completed the Clarus Acquisition and Watermark Acquisition for an aggregate purchase price of $1.6 million. On March 1, 2018, we completed the Wa-2 Acquisition for an aggregate purchase price of $5.1 million.

During the three months ended March 31, 2018 and 2017, there were $0.5 million and $0.6 million, respectively, of capital expenditures by Seven Seas Water for plant expansions and capacity upgrades and $2.3 million and $2.6 million, respectively, of capital expenditures for Quench to support growth and its existing operations.

Financing Activities

Cash used in financing activities during the three months ended March 31, 2018 and 2017 was $2.0 million and $8.1 million, respectively. The $6.1 million decrease was primarily attributable to decreased payments on long-term debt in 2018 due to the corporate debt refinancing that occurred in August 2017, which paid off in full certain outstanding amortizing debt and replaced it with a non-amortizing corporate credit agreement.

Our long‑term debt is summarized in the table below and further described in the sections that follow. As of March 31, 2018 and December 31, 2017, long‑term debt included the following (in thousands):

	March 31,	December 31,
	2018	2017
Corporate Credit Agreement	$150,000	$150,000
BVI Loan Agreement	24,499	26,090
Vehicle financing	1,362	1,491
Total face value of long-term debt	$175,861	$177,581

Face value of long-term debt, current	$6,173	$6,483
Less: Current portion of unamortized debt discounts and deferred financing fees	—	—
Current portion of long-term debt, net of debt discounts and deferred financing fees	$6,173	$6,483

Face value of long-term debt, non-current	$169,688	$171,098
Less: Non-current portion of unamortized debt discounts and deferred financing fees	(3,110)	(3,326)
Long-term debt, net of debt discounts and deferred financing fees	$166,578	$167,772

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

On November 17, 2017, the Corporate Credit Agreement was amended to convert the interest rate applicable to 50% of the outstanding principal balance, or $75.0 million, from a variable interest rate of LIBOR plus 6.0% with a LIBOR floor of 1.0% to a fixed rate of 8.2%. The remaining 50% of the outstanding principal balance, of $75.0 million, will continue to bear interest at LIBOR plus 6.0% with a LIBOR floor of 1.0%. All other material terms of the original credit agreement remained unchanged. As of March 31, 2018, the weighted average interest rate was 8.2%.

The Corporate Credit Agreement is guaranteed by AquaVenture Holdings Limited along with certain subsidiaries and contains financial and nonfinancial covenants. The financial covenants include minimum interest coverage ratio and maximum leverage ratio requirements, as defined in the Corporate Credit Agreement, and are calculated using consolidated financial information of AquaVenture Holdings Limited excluding the results of AquaVenture (BVI) Holdings Limited and its subsidiary Seven Seas Water (BVI) Limited. In addition, the Corporate Credit Agreement contains customary negative covenants limiting, among other things, indebtedness, investments, liens, dispositions of assets, restricted payments (including dividends), transactions with affiliates, prepayments of indebtedness, capital expenditures, changes in nature of business and amendments to documents. We were in compliance with,  or received waivers for breaches of,  all such covenants as of March 31, 2018.

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

Prior to the amendment on August 4, 2017 described below, the BVI Loan Agreement provided for interest on the outstanding borrowings at LIBOR plus 3.5% per annum and interest was  to be paid quarterly. The loan principal is repayable quarterly beginning in March 31, 2015 in 26 quarterly installments that escalate over the term of the loan.

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

As of March 31, 2018, the weighted-average interest rate was 5.3%. Seven Seas Water (BVI) Ltd. may prepay the principal amounts of the loans prior to the maturity date, in whole or in part.

The BVI Loan Agreement includes both financial and nonfinancial covenants, limits the amount of additional indebtedness that Seven Seas Water (BVI) Ltd. can incur and places annual limits on capital expenditures for this subsidiary. The BVI Loan Agreement also places restrictions on distributions made by Seven Seas Water (BVI) Ltd. which is only permitted to make distributions to shareholders and affiliates of AquaVenture Holdings Limited if specified debt service coverage and loan life coverage ratios are met and it is in compliance with all loan covenants. The BVI Loan Agreement contains a number of negative covenants restricting, among other things, indebtedness, investments, liens, dispositions of assets, restricted payments (including dividends), mergers and acquisitions, accounting changes, transactions with affiliates, prepayments of indebtedness, capital expenditures, and changes in nature of business and joint ventures. In addition, Seven Seas Water (BVI) Ltd is subject to quarterly financial covenant compliance, including minimum debt service and loan life coverage ratios, and must maintain a minimum debt service reserve fund with the bank. Seven Seas Water (BVI) Ltd. was in compliance with,  or received waivers for breaches of, all such covenants as of March 31, 2018.

Other Debt

We finance our vehicles primarily under three‑year terms with interest rates per annum ranging from 2.7% to 4.5%.

Contractual Obligations and Other Commitments

Please refer to Note 9—“Commitments and Contingencies” to the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for more information. There were no material changes to our contractual obligations during the three months ended March 31, 2018 from these disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. For a complete discussion of our contractual obligations, please refer to our “Management’s discussion and analysis of financial condition and results of operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Off‑Balance Sheet Arrangements

At March 31, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off‑balance sheet arrangements or other contractually narrow or limited purposes.

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

Interest Rate Risk

We had cash and cash equivalents totaling $110.0 million as of March 31, 2018.  This amount was invested primarily in demand deposits with domestic and international banks, money market accounts, and U.S. Treasury bills. The cash and cash equivalents are held for investment and working capital purposes. Our cash deposits are maintained for capital preservation purposes. We do not enter into investments for trading or speculative purposes. As of March 31, 2018, we had variable rate loans outstanding of $99.5 million that adjust with interest rate movements in LIBOR except when interest rate floors apply. Accordingly, we are subject to interest rate risk to the extent that LIBOR changes. A hypothetical 100 bps increase in our interest rates in effect at March 31, 2018 would have a $1.0 million increase to our interest expense on an annualized basis. A hypothetical 100 bps decrease in our interest rates in effect at March 31, 2018 would have a $1.0 million decrease to our interest expense on an annualized basis. We believe our mixture of fixed rate and variable rate loans helps reduce our overall exposure to interest rate risk.

Foreign Exchange Risk

The U.S. dollar is our functional currency and, for the three months ended March 31, 2018,  approximately 3% of our consolidated revenues were denominated or paid in a foreign currency. We utilize these payments, in large part, to help minimize our exposure to foreign exchange risk related to payment obligations we may incur in a local currency related to labor, construction, consumables or materials costs, or if our procurement orders are denominated in a currency other than U.S. dollars. If any of these local currencies change in value versus the U.S. dollar, our cost in U.S. dollars would change which could adversely affect our results of operations. We do not currently hedge our foreign currency exchange risk. However, we believe that our strategy to carefully manage the exposure to foreign currencies as well as ensure that a majority of our revenues are denominated in the U.S. dollar, helps reduce our overall exposure to foreign exchange risk.

Inflation

Inflation generally affects us by increasing our revenues and costs of labor and operations. We do not believe that inflation had a material effect on our results of operations during the three months ended March 31, 2018 and 2017.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is also our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2018, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our principal executive officer and principal financial officer have concluded, based upon the evaluation described above, that, as of March 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Inherent Limitations of Internal Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of control can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. In addition, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

In connection with the adoption of guidance regarding both revenue from contracts with customers and the determination of the customer in a service concession contract (together referred to as “Adopted Revenue Guidance”), we have implemented additional preventative and detective controls around the recording and disclosure of revenue from contracts with customers, including but not limited to the accumulation of accurate information, review of critical assumptions, the calculation of revenue for the period and the completeness and accuracy of new disclosure requirements. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2018 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, as of March 31, 2018, we were not party to any legal proceedings that we would expect to have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of any such outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

The matters discussed in this Quarterly Report on Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances, over many of which we have little or no control. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and subsequent filings as well as risks and uncertainties discussed elsewhere in this Quarterly Report on Form 10-Q, could cause actual results to differ materially from those in the forward-looking statements. There are no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on October 6, 2016 pursuant to Rule 424(b)(4) under the Securities Act. On June 1, 2017, we used $1.9 million of the proceeds to acquire substantially all of the assets of Pure Water Innovations, Inc. On August 2, 2017, we used $0.8 million of the proceeds to acquire substantially all of the assets and assume certain liabilities of Quench Water Canada, Inc. On September 8, 2017 we used $6.9 million of the proceeds to acquire substantially all of the assets and assume certain liabilities of Wellsys USA Corporation.  On January 15, 2018, we used $1.6 million of the proceeds to acquire substantially all the assets and assume certain liabilities of both Clarus Services and Watermark USA. On March 1, 2018, we used $5.1 million of the proceeds to acquire substantially all the water filtration assets and assumed certain liabilities of Wa-2 Water Company Ltd.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)Exhibits:

The exhibits listed are filed, furnished or incorporated by reference as part of this report.

Exhibit Number	Description
2.1++

Share Purchase Agreement, dated February 9, 2018, between AquaVenture Holdings Curaçao N.V., Abengoa Water Nungua, S.L.U. and Abengoa Water, S.L. (incorporated by reference to Exhibit 2.2 to AquaVenture Holdings Limited's Form 10-K filed on March 12, 2018).

18.1	Preferability Letter from KPMG LLP, dated May 8, 2018. †
31.1	Certification of Chief Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †
31.2	Certification of Chief Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *†
101.INS	XBRL Instance Document †
101.SCH	XBRL Taxonomy Extension Schema Document †
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document †
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document †
101.LAB	XBRL Taxonomy Extension Label Linkbase Document †
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document †

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

++ Portions of this agreement have been redacted pursuant to a request for confidential treatment submitted to the SEC. Schedules, exhibits, and similar supporting attachments or agreements to the Share Purchase Agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K. AquaVenture Holdings Limited agrees to furnish a supplemental copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AquaVenture Holdings Limited

Date: May 8, 2018	By:	/s/ LEE S. MULLER
Lee S. Muller
Chief Financial Officer (Principal Financial Officer)