Form 10-Q
period 2018-06-30
AquaVenture Holdings Ltd
filed 2018-08-08
CIK 1422841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The total number of ordinary shares outstanding as of August 6, 2018 was 26,580,851.

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2018

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	June 30,	December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$107,402	$118,090
Restricted cash	2,000	—
Trade receivables, net of allowances of $705 and $1,045, respectively	16,483	19,593
Inventory	10,177	8,228
Current portion of long-term receivables	6,127	6,878
Prepaid expenses and other current assets	3,906	3,874
Total current assets	146,095	156,663
Property, plant and equipment, net	112,568	112,771
Construction in progress	9,722	10,437
Restricted cash	3,635	4,269
Long-term receivables	41,440	43,796
Other assets	4,843	4,307
Deferred tax asset	407	38
Intangible assets, net	125,168	122,169
Goodwill	101,666	99,495
Total assets	$545,544	$553,945
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,588	$3,508
Accrued liabilities	10,150	12,837
Current portion of long-term debt	6,246	6,483
Deferred revenue	2,687	2,454
Total current liabilities	23,671	25,282
Long-term debt	165,466	167,772
Deferred tax liability	5,334	5,266
Other long-term liabilities	11,670	11,429
Total liabilities	206,141	209,749
Commitments and contingencies (see Note 9)
Shareholders' Equity
Ordinary shares, no par value, 250,000 shares authorized; 26,580 and 26,482 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	575,257	568,593
Accumulated other comprehensive income	(207)	(17)
Accumulated deficit	(235,647)	(224,380)
Total shareholders' equity	339,403	344,196
Total liabilities and shareholders' equity	$545,544	$553,945

See accompanying notes to the unaudited condensed consolidated financial statements.

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Bulk water	$14,360	$13,614	$28,056	$26,579
Rental	14,821	13,006	28,780	25,810
Financing	1,015	1,150	2,063	2,333
Other	4,249	2,070	8,060	4,059
Total revenues	34,445	29,840	66,959	58,781
Cost of revenues:
Bulk water	6,743	7,394	13,250	14,440
Rental	6,654	5,671	13,110	11,425
Other	2,842	1,171	5,368	2,307
Total cost of revenues	16,239	14,236	31,728	28,172
Gross profit	18,206	15,604	35,231	30,609
Selling, general and administrative expenses	19,289	17,424	38,863	34,610
Loss from operations	(1,083)	(1,820)	(3,632)	(4,001)
Other expense:
Interest expense, net	(3,354)	(2,613)	(6,604)	(5,361)
Other expense, net	(152)	(93)	(292)	(275)
Loss before income tax expense	(4,589)	(4,526)	(10,528)	(9,637)
Income tax expense	332	764	739	1,654
Net loss	(4,921)	(5,290)	(11,267)	(11,291)
Other comprehensive income:
Foreign currency translation adjustment	(107)	—	(190)	—
Comprehensive loss	$(5,028)	$(5,290)	$(11,457)	$(11,291)

Loss per share – basic and diluted	$(0.19)	$(0.20)	$(0.42)	$(0.43)

Weighted-average shares outstanding – basic and diluted	26,550	26,415	26,521	26,401

See accompanying notes to the unaudited condensed consolidated financial statements.

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(11,267)	$(11,291)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,051	14,331
Share-based compensation expense	6,649	5,910
Provision for bad debts	473	217
Deferred income tax provision	(300)	1,449
Inventory adjustment	106	109
Loss on disposal of assets	938	642
Amortization of debt financing fees	475	415
Other	25	75
Change in operating assets and liabilities:
Trade receivables	2,964	970
Inventory	(1,878)	(384)
Prepaid expenses and other current assets	77	(1,864)
Long-term receivable	3,108	3,076
Other assets	(1,671)	(1,298)
Current liabilities	(2,195)	(213)
Long-term liabilities	216	236
Net cash provided by operating activities	13,771	12,380
Cash flows from investing activities:
Capital expenditures	(7,215)	(7,188)
Net cash paid for acquisition of assets or business	(12,457)	(2,143)
Other	16	—
Net cash used in investing activities	(19,656)	(9,331)
Cash flows from financing activities:
Payments of long-term debt	(3,369)	(13,901)
Payment of debt financing fees	(71)	—
Proceeds from exercise of stock options	86	36
Shares withheld to cover minimum tax withholdings on equity awards	(203)	(251)
Proceeds from the issuance of Employee Stock Purchase Plan shares	132	—
Issuance costs from issuance of ordinary shares in IPO	—	(1,167)
Net cash used in financing activities	(3,425)	(15,283)
Effect of exchange rates on cash, cash equivalents and restricted cash	(12)	—
Change in cash, cash equivalents and restricted cash	(9,322)	(12,234)
Cash, cash equivalents and restricted cash at beginning of period	122,359	101,395
Cash, cash equivalents and restricted cash at end of period	$113,037	$89,161

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

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, certain information and footnotes normally required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the Company’s unaudited condensed consolidated balance sheet as of June 30, 2018, the unaudited condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2018 and 2017 and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2018 and 2017. The unaudited condensed consolidated balance sheet as of December 31, 2017 was based on the audited consolidated balance sheet as of December 31, 2017, as presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 but restated for adoption of new accounting guidance which is further explained in the “Adoption of New Accounting Pronouncements” section below.

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

Bulk Water Sales and Service.  Through the Seven Seas Water operating platform, the Company enters into contracts with customers with a single performance obligation to deliver bulk water or a series of performance obligations to perform substantially the same services with the same pattern of transfer, which can include the operations and maintenance (“O&M”) of a customer-owned plant. The Company recognizes revenues from the delivery of bulk water or the performance of bulk water services at the time the water or services are delivered to the customers in accordance with the contractual agreements. Billings to the customer for both bulk water and the bulk water services are typically based on the volume of water supplied to a customer and typically contain a minimum monthly charge provision which allows the Company to invoice the customer for the greater of the water supplied or a minimum monthly charge. The volume of water supplied is based on meter readings performed at or near the end of the month. The transaction price calculated for bulk water sales and service can include, if applicable, contractual minimum monthly charges and the expected amount of variable consideration to the extent it is probable that a significant reversal of the cumulative revenue will not occur. The variable consideration generally includes the amount of water in excess of contractual minimum volumes, if applicable, or the amount of water expected to be supplied at contractually established rates. Estimates of revenue for unbilled water are recorded when meter readings occur at a time other than the end of a period. A contract asset or liability may be recognized in instances where there is a difference between the amount billed to a customer and the revenue recognized for the completed O&M performance obligations during the period. Revenues generated from both the delivery of bulk water and performance of services related to bulk water are recorded as bulk water revenue within the consolidated statements of operations and comprehensive income.

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

Service Concession Arrangements.  Through the Seven Seas Water operating platform, the Company enters into contracts with customers that are determined to be service concession arrangements. Service concession arrangements are agreements entered into with a public sector entity which controls both (i) the ability to modify or approve the services and prices provided by the operating company and (ii) beneficial entitlement to, or residual interest in, the infrastructure at the end of the term of the agreement. Service concession arrangements typically include more than one performance obligation, including the construction of infrastructure for the customer and an obligation to provide O&M services for the infrastructure constructed for the customer. Billings to the customer for service concession arrangements are typically based on the volume of water supplied to a customer and typically contain a minimum monthly charge provision which allows the Company to invoice the customer for the greater of the water supplied or a minimum monthly charge. The volume of water supplied is based on meter readings performed at or near the end of the month. The transaction price calculated for service concession arrangements includes, if applicable, contractual minimum monthly charges and the expected amount of variable consideration to the extent it is probable that a significant reversal of the cumulative revenues will not occur. The variable consideration generally includes the amount of water in excess of contractual minimum volumes, if applicable, or the amount of water expected to be supplied at  contractually established rates. The transaction price is allocated to the identified performance obligations based on the relative standalone selling prices of the identified performance obligations.

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

Sale of Water and Related Filtration Equipment, Coffee and Consumables.  Through the Quench operating platform, the Company enters into contracts with customers with a single performance obligation to sell customers water and related filtration equipment, coffee and consumables. The Company recognizes revenues at the time the equipment, coffee or consumables is transferred to the customer, which can be upon either shipment or delivery to the customer. The transaction price is based on the contractual price with the customer. Shipping and handling costs paid by the customer are included in revenues. Billings to the customer for the sale of water and related filtration equipment, coffee and consumables occur at the time the product is transferred to the customer and are based on contract price. Revenues generated under these contracts are recorded as other revenue within the consolidated statements of operations and comprehensive income.

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

Contract acquisition costs consist of incremental costs incurred by the Company to originate contracts with customers. Contract acquisition costs, which generally include commissions and other costs that are only incurred as a result of obtaining a contract, are capitalized when the incremental costs are expected to be recovered over the contract period. All other costs incurred regardless of obtaining a contract are expensed as incurred. Contract acquisition costs are amortized over the period the costs are expected to contribute directly or indirectly to future cash flows, which is generally over the contract term, on a basis consistent with the transfer of goods or services to the customer to which the costs relate. There were no contract acquisition costs as of June 30, 2018 and December 31, 2017.

Deferred lease costs consist of initial direct costs incurred by the Company to originate leases, which generally include water filtration and related equipment by the Quench operating platform. The costs capitalized are directly related to the negotiation and execution of leases and primarily consist of internal compensation and benefits as lease origination activities are performed internally by the Company. Deferred lease costs are amortized on a straight‑line basis over the lease term. Deferred lease costs, net as of June 30, 2018 and December 31, 2017 were $3.4 million and $3.2 million, respectively and are recorded in other assets in the consolidated balance sheets.

Contract fulfillment costs consist of costs incurred by the Company to fulfill a contract with a customer and are capitalized when the costs generate or enhance resources that will be used in satisfying future performance obligations of the contract and the costs are expected to be recovered. Contract fulfillment costs capitalized generally include contracted services, direct labor, materials, and allocable overhead directly related to resources required to fulfill the contract. Contract fulfillment costs are amortized over the period the costs are expected to contribute directly or indirectly to future cash flows, which is generally over the contract term, on a basis consistent with the transfer of good or services to the customer to which the costs relate. Contract fulfillment costs, net as of June 30, 2018 and December 31, 2017 were $1.2 million and $0.8 million, respectively, and are recorded in other assets in the consolidated balance sheets.

Contract costs are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company had no impairment charges related to contract costs during the three and six months ended June 30, 2018.

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

For periods prior to January 1, 2018, the Company restated both the consolidated financial statements and the materially impacted notes to the consolidated financial statements for the Adopted Revenue Guidance. The impacts to the previously reported results are as follows (in thousands, except per share amounts):

	December 31, 2017
Consolidated balance sheets	As Reported	As Adjusted
Current portion of long-term receivables	$—	$6,878
Prepaid expenses and other current assets	8,789	3,874
Long-term contract costs	80,865	—
Deferred tax asset	—	38
Long-term receivables	—	43,796
Other assets	39,815	4,307
Intangible assets, net	52,298	122,169
Deferred tax liability	5,700	5,266
Other long-term liabilities	3,749	11,429
Accumulated deficit	(216,429)	(224,380)
Shareholders' equity	352,147	344,196

	Three Months Ended June 30, 2017
Consolidated statements of operations and comprehensive income	As Reported	As Adjusted
Revenues	$29,893	$29,840
Cost of revenues	16,017	14,236
Gross profit	13,876	15,604
Selling, general and administrative expenses	16,742	17,424
Loss from operations	(2,866)	(1,820)
Other expense:
Interest expense, net	(1,704)	(2,613)
Other expense, net	(93)	(93)
Loss before income tax expense	(4,663)	(4,526)
Income tax expense	864	764
Net loss	$(5,527)	$(5,290)

Loss per share - basic and diluted	$(0.21)	$(0.20)

	Six Months Ended June 30, 2017
Consolidated statements of operations and comprehensive income	As Reported	As Adjusted
Revenues	$58,901	$58,781
Cost of revenues	31,731	28,172
Gross profit	27,170	30,609
Selling, general and administrative expenses	33,230	34,610
Loss from operations	(6,060)	(4,001)
Other expense:
Interest expense, net	(3,519)	(5,361)
Other expense, net	(275)	(275)
Loss before income tax expense	(9,854)	(9,637)
Income tax expense	1,799	1,654
Net loss	$(11,653)	$(11,291)

Loss per share - basic and diluted	$(0.44)	$(0.43)

In addition, the impacts to the consolidated statements of cash flows for the six months ended June 30, 2017 included a reduction to net cash provided by operating activities of $0.5 million and an increase to net cash used in investing activities of $0.5 million.

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

Reclassification

The Company has historically classified the receipt of principal on long-term receivables as a  cash inflow from investing activities in the consolidated statements of cash flows. During the first quarter of 2018, the Company reclassified the receipt of principal on long-term receivables as a cash inflow from operating activities in the consolidated statements of cash flows. The Company believes the change in classification is preferable as the presentation of the collection of principal on long-term receivables as a cash inflow from operating activities more clearly reflects cash received from the Company’s core operating activities as long-term receivables. In addition, the reclassification is expected to improve transparency of cash flows generated from existing operations. This reclassification, which has been applied retrospectively to all periods prior to January 1, 2018, did not result in a change to the consolidated balance sheets, or the consolidated statements of operations and comprehensive income, or any component therein, including loss from operations, comprehensive income, current assets, total assets or shareholders’ equity. In the consolidated statements of cash flows for the six months ended June 30, 2017, the Company reclassified $2.2 million of principal collected on long-term receivables from cash flows from investing activities to cash flows from operating activities. Inclusive of both the impacts for the Adopted Revenue Guidance noted previously and the reclassification of the principal collected on long-term receivables, net cash provided from operating activities for the six months ended June 30, 2017 was adjusted to $12.4 million from $10.6 million and net cash used in investing activities for the six months ended June 30, 2017 was adjusted to $(9.3) million from $(7.6) million. Cash equivalents and restricted cash at June 30, 2017 remained unchanged.

3. Business Combinations and Asset Acquisitions

Business Combinations

Wa-2 Water Company Ltd.

On March 1, 2018, Quench Canada, Inc., a wholly-owned subsidiary of the Company, acquired substantially all of the water filtration assets and assumed certain liabilities of Wa-2 Water Company Ltd. (“Wa-2”), pursuant to an asset purchase agreement for an aggregate purchase price of $5.1 million in cash, including a final working capital adjustment of approximately $5 thousand which was paid in June 2018 (the “Wa-2 Acquisition”). Approximately $0.3 million of the aggregate purchase price, subject to adjustment, is held in escrow for a period of one year by a third party for seller indemnifications. Wa-2 is a POU water filtration company based in Vancouver, British Columbia. The assets acquired consist primarily of in-place lease agreements and the related POU systems.

Related transaction costs incurred by the Company during the three and six months ended June 30, 2018 were $9 thousand and $86 thousand, respectively, which were expensed as incurred within selling, general and administrative (“SG&A”) expenses in the consolidated statements of operations and comprehensive income.

The Quench business completed the Wa-2 Acquisition to expand its installed base of point-of-use systems in Canada.

The following table summarizes the preliminary purchase price allocated to the fair value of assets acquired, including intangibles recorded in conjunction with the business combination, and liabilities assumed (in thousands):

Assets acquired:
Trade receivables	$134
Inventory	158
Prepaid expenses and other current assets	6
Property, plant and equipment	424
Customer relationships	1,561
Trade names	700
Non-compete agreements	298
Goodwill	2,239
Total assets acquired	5,520
Liabilities assumed:
Accounts payable and accrued liabilities	(86)
Deferred revenue	(328)
Total liabilities assumed	(414)
Total purchase price	$5,106

As of June 30, 2018, the purchase price allocated to the fair value of assets acquired, including intangibles recorded in conjunction with the business combination, and liabilities assumed remains preliminary. During the second quarter of 2018, the Company updated its allocation of the purchase price to the assets acquired and liabilities assumed. The assets and liabilities in the purchase price allocation are stated at fair value based on estimates of fair value using available information and making assumptions management believes are reasonable. Intangibles identified and valued related to the transaction include customer relationships, trade names and non-compete agreements. The fair value of the customer relationships was determined using the multi-period excess earnings method which is based on the present value of expected cash flows generated by the revenues under the contract with the customer using a discount rate of 12.9%. The fair value of the trade names was determined using the relief from royalty method which is based on the present value of royalty fees derived from projected revenues using a discount rate of 12.9%. The fair value of the non-compete agreements was determined using the comparative business valuation method which is based on the present value of potential revenue loss using a discount rate of 12.9%. The Company determined the weighted average useful life at the date of valuation for the customer relationships, trade names and non-compete agreements to be 20 years, 12 years, and 5 years, respectively.

There was not a material impact on the amortization expense recorded during the three and six months ended June 30, 2018 as a result of the updates made to the purchase price allocation.

Goodwill is composed of synergies not valued, is deductible for tax purposes and is recorded within the Quench reporting unit.

The results of the operations of the acquired Wa-2 assets are included in the Quench reportable segment after the date of acquisition. The resulting amount of revenues and net loss included in the consolidated statements of operations and comprehensive income since acquisition were $0.7 million and $0.1 million, respectively.

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

There were no related transaction costs incurred by the Company during the three and six months ended June 30, 2018 and 2017.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues	$34,445	$32,305	$67,353	$63,476
Net loss	$(4,921)	$(5,013)	$(11,239)	$(10,711)
Loss per share	$(0.19)	$(0.19)	$(0.42)	$(0.41)

Asset Acquisitions

The following acquisitions did not meet the definition of a business combination, so the Company accounted for these transactions as asset acquisitions. In an asset acquisition, goodwill is not recognized, but rather any excess consideration transferred over the fair value of the net assets acquired is allocated on a relative fair value basis to the identifiable net assets. In addition, related transaction expenses are capitalized and allocated to the net assets acquired on a relative fair value basis.

La Ferla Group LLC

On June 4, 2018, Quench acquired substantially all of the assets and assumed certain liabilities of La Ferla Group LLC, d/b/a Avalon Water (“Avalon”), a POU water filtration company based in Atlanta, Georgia, pursuant to an asset purchase agreement. The assets acquired consist primarily of in-place lease agreements and the related POU systems.

The purchase price for this acquisition was approximately $5.4 million, including $5.2 million in cash and $0.2 million payable on the one year anniversary of the transaction that is subject to adjustment.

The revenues and related expenses from the acquired in-place lease agreements are included in the Quench reportable segment from the date of acquisition. The Quench business completed the Avalon asset acquisition to expand its installed base of POU systems in the United States.

Related transaction costs incurred by the Company in connection with this acquisition during both the three and six months ended June 30, 2018 were $14 thousand.

 The following table summarizes the preliminary amounts for the Avalon acquisition which were allocated to the fair value of aggregated net assets acquired (in thousands):

Trade receivables	$108
Property, plant and equipment	874
Inventory	13
Identified intangible assets	4,592
Deferred revenue	(153)
Net assets acquired	$5,434

Due primarily to the timing of the acquisition and the complexities involved with determining fair value of the intangible assets acquired, the Company has not yet completed the valuations of the identified intangibles. The preliminary purchase price allocation has been developed based on preliminary estimates of fair values using the historical financial statements of Avalon prior to the acquisition along with assumptions made by management. Although the Company does not expect the final allocation to vary significantly, there may be adjustments made to the purchase price allocation that could result in changes to the preliminary fair values allocated, assigned useful lives and associated amortization recorded.

Clarus Services, Inc., Watermark USA LLC, and JMS Group, Inc.

On January 15, 2018, Quench separately acquired substantially all the assets and assumed certain liabilities of Clarus Services Inc. (“Clarus”), a POU water filtration company based in Richmond, Virginia, and Watermark USA LLC (“Watermark”), a POU water filtration company based outside of Philadelphia, Pennsylvania, pursuant to asset purchase agreements. The assets acquired consist primarily of in-place lease agreements and the related POU systems.

On April 2, 2018, Quench acquired substantially all of the assets and assumed certain liabilities of JMS Group, Inc., d/b/a Aqua Coolers (“Aqua Coolers”), a POU water filtration company based in Chicago, Illinois, pursuant to an asset purchase agreement. The assets acquired consist primarily of in-place lease agreements and the related POU systems.

The aggregate purchase price for these three acquisitions was approximately $2.2 million, including $2.1 million in cash and $0.1  million payable on the one year anniversary of the transactions that is subject to adjustment.

The revenues and related expenses from the acquired in-place lease agreements are included in the Quench reportable segment from the date of acquisition. The Quench business completed the Clarus, Watermark and Aqua Coolers asset acquisitions to expand its installed base of POU systems in the United States.

Related transaction costs incurred by the Company in connection with these acquisitions during the three and six months ended June 30, 2018 were $27 thousand and $41 thousand, respectively.

The following table summarizes the aggregate amounts for the Clarus, Watermark and Aqua Coolers acquisitions which were allocated to the fair value of aggregated net assets acquired (in thousands):

Trade receivables	$92
Property, plant and equipment	182
Inventory	12
Customer relationships	1,952
Deferred revenue	(47)
Net assets acquired	$2,191

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

4. Revenue

Disaggregation of Revenue

The following table represents a disaggregation of revenue for the three and six months ended June 30, 2018 and 2017, along with the reportable segment for each category (in thousands):

		Three months ended		Six months ended
		June 30,		June 30,
	Segment	2018	2017	2018	2017
Bulk water
Water delivery	Seven Seas Water	$9,092	$8,653	$17,531	$16,975
Operating and maintenance	Seven Seas Water	5,268	4,961	10,525	9,604
Total Bulk water		14,360	13,614	28,056	26,579
Rental	Quench	14,821	13,006	28,780	25,810
Financing	Seven Seas Water	1,015	1,150	2,063	2,333
Other
Sale of water and related filtration equipment, coffee and consumables	Quench	4,189	2,004	7,874	3,815
Services on water and related filtration equipment	Quench	60	66	186	244
Total Other		4,249	2,070	8,060	4,059
Total revenues		$34,445	$29,840	$66,959	$58,781

Total Seven Seas Water revenues		$15,375	$14,764	$30,119	$28,912
Total Quench revenues		$19,070	$15,076	$36,840	$29,869

Contract Assets and Liabilities

Contract assets include amounts related to our contractual right to consideration for completed performance obligations not yet invoiced. Contract liabilities include payments received in advance of performance under the contract or for differences between the amount billed to a customer and the revenue recognized for the completed performance obligation.

The following table provides information about contract assets and contract liabilities from contracts with customers (in thousands) at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
Contract assets
Trade receivables	$16,483	$19,593
Current portion of long-term receivables	6,127	6,878
Long-term receivables	41,440	43,796
Total contract assets	$64,050	$70,267

Contract liabilities
Deferred revenue, current	$2,687	$2,454
Deferred revenue, non-current	10,567	10,351
Total contract liabilities	$13,254	$12,805

Significant changes in the contract asset and the contract liability balances during the period are as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2018		June 30, 2018
	Contract assets increase/(decrease)	Contract liabilities (increase)/decrease	Contract assets increase/(decrease)	Contract liabilities (increase)/decrease
Revenue recognized that was included in the contract liability balance at January 1, 2018	$—	$(304)	$—	$(3,037)
Revenue deferred during the period	$—	$1,276	$—	$4,376
Deferred revenue acquired during the period	$—	$23	$—	$379

The Company had no asset impairment charges related to contract assets during the three and six months ended June 30, 2018.

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

Remainder of 2018	$46,543
2019	$73,034
2020	$53,961
2021	$46,279
2022	$43,739
Thereafter	$343,978

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

5. Fair Value Measurements

At June 30, 2018 and December 31, 2017, the Company had the following assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets:

•	U.S. Treasury securities are measured on a recurring basis and are recorded at fair value based on quoted market value in an active market, which is considered a Level 1 input.

•	Money market funds are measured on a recurring basis and are recorded at fair value based on each fund’s quoted market value per share in an active market, which is considered a Level 1 input.

There were no transfers into or out of Level 1, 2 or 3 assets during the three and six months ended June 30, 2018. Transfers between levels are deemed to have occurred if the lowest level of input were to change.

The Company’s fair value measurements as of June 30, 2018 and December 31, 2017 were as follows (in thousands):

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Asset/	for Identical	Observable	Unobservable
Assets/Liabilities Measured at Fair Value	(Liability)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
As of June 30, 2018
Recurring basis:
Money market funds	$4,928	$4,928	$—	$—
U.S. Treasury securities	$80,508	$80,508	$—	$—
As of December 31, 2017
Recurring basis:
Money market funds	$11,333	$11,333	$—	$—
U.S. Treasury securities	$83,999	$83,999	$—	$—

6.  Other Intangible Assets

The gross and net carrying values of other intangible assets by major intangible asset class as of June 30, 2018 and December 31, 2017 were as follows (in thousands):

	June 30, 2018
	Gross Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Definite-lived intangible assets
Customer relationships	$115,189	$(29,477)	$85,712
Off-market contract intangibles	39,800	(7,830)	31,970
Trade names	6,771	(984)	5,787
Non-compete agreements	1,519	(265)	1,254
Other	240	(68)	172
Indefinite-lived intangible assets
Trade names	273	—	273
Total	$163,792	$(38,624)	$125,168

	December 31, 2017
	Gross Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Definite-lived intangible assets
Customer relationships	$107,798	$(25,054)	$82,744
Off-market contract intangibles	39,800	(6,544)	33,256
Trade names	6,093	(818)	5,275
Non-compete agreements	582	(175)	407
Other	242	(28)	214
Indefinite-lived intangible assets
Trade names	273	—	273
Total	$154,788	$(32,619)	$122,169

Amortization expense for these intangible assets for the three months ended June 30, 2018 and 2017 was 3.1 million and $2.6 million, respectively, of which $0.7 million and $0.7 million, respectively, was recorded as contra-revenue within the consolidated statements of operations and comprehensive income.

Amortization expense for these intangible assets for the six months ended June 30, 2018 and 2017 was  $6.0 million and $5.2 million, respectively,  of which $1.3 million and $1.3 million, respectively, was recorded as contra-revenue within the consolidated statements of operations and comprehensive income.

Amortization expense for these intangible assets for the remainder of 2018, 2019, 2020, 2021 and 2022 is expected to be $6.3 million, $12.5 million, $12.0 million, $11.4 million and $11.0 million, respectively.

There was no impairment expense related to other intangible assets recorded during the three and six months ended June 30, 2018 and 2017.

7. Share‑Based Compensation

AquaVenture Equity Awards

The AquaVenture Holdings Limited 2016 Share Option and Incentive Plan (the “2016 Plan”), allows for the issuance of incentive share options, non-qualified share options, share appreciation rights, restricted share units, restricted share awards, unrestricted share awards, cash-based awards, performance share awards and dividend equivalent rights to officers, employees, managers, directors and other key persons, including consultants to the Company. The aggregate number of ordinary shares initially available for issuance, subject to adjustment upon a change in capitalization, under the 2016 Plan was 5.0 million shares. The shares available for issuance will increase annually by 4% of the number of ordinary shares issued and outstanding on the immediately preceding December 31. As of June 30, 2018, the number of ordinary shares available for issuance under the 2016 Plan is 7.1 million shares.

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

During the six months ended June 30, 2018, the Company granted 0.4 million restricted share units.  Substantially all  of the granted restricted share units have a time-based vesting schedule of four years, with 25% vesting on the first anniversary of the date of grant and the remaining 75% vesting quarterly over the remaining three years. The fair market value of restricted share units is determined based on the closing share price of the Company’s ordinary shares on the date of grant and is amortized on a straight-line basis over the requisite service period. The aggregate grant date fair value of the awards granted during the six months ended June 30, 2018 was $6.1 million.

Employee Stock Purchase Plan

Under the 2016 Employee Stock Purchase Plan (“2016 ESPP”), the Company offers eligible employee participants the right to purchase the Company’s ordinary shares at a price equal to the lesser of 85 percent of the closing market price on the first or last day of an established offering period. Under the 2016 ESPP, 10 thousand shares were sold to eligible employees during the six months ended June 30, 2018. Share-based compensation expense is recognized based on the fair value of the employees’ purchase rights under the 2016 ESPP and is amortized on a straight-line basis over the offering period. As of June 30, 2018, the number of ordinary shares authorized for issuance under the 2016 ESPP was 0.7 million.

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

During the six months ended June 30, 2018, the Company granted approximately 43 thousand phantom shares to Eligible Directors. At June 30, 2018, approximately 49 thousand phantom shares remained outstanding.

Share‑Based Compensation Expense

Total share‑based compensation expense recognized for all equity awards during the three months ended June 30, 2018 and 2017 was $3.4 million and $3.1 million, respectively. For the three months ended June 30, 2018, $3.3 million and $0.1 million were recorded in SG&A and cost of revenues, respectively, within the consolidated statements of operations and comprehensive income. For the three months ended June 30, 2017, $2.9 million and $0.2 million were recorded in SG&A and cost of revenues, respectively, within the consolidated statements of operations and comprehensive income.

Total share-based compensation expense recognized for all equity awards during the six months ended June 30, 2018 and 2017 was $6.6 million and $5.9 million, respectively. For the six months ended June 30, 2018, $6.5 million and $0.1 million were recorded in SG&A and cost of revenues, respectively, within the consolidated statements of operations and comprehensive income. For the six months ended June 30, 2017, $5.7 million and $0.2 million were recorded in SG&A and cost of revenues, respectively, within the consolidated statements of operations and comprehensive income.

There was no related tax benefit for the three or six months ended June 30, 2018 and 2017.

8. Loss per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) attributable to ordinary shareholders for the period by the weighted-average number of ordinary shares outstanding during the same period. Basic weighted-average shares outstanding excludes unvested shares of restricted share awards and phantom share units. Diluted earnings (loss) per share is computed by dividing net earnings (loss) attributable to ordinary shareholders for the period by the weighted-average number of ordinary shares outstanding adjusted to give effect to potentially dilutive securities using the treasury stock method, except where the effect of including the effect of such securities would be anti-dilutive.

The following table provides information for calculating net loss applicable to ordinary shareholders (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(4,921)	$(5,290)	$(11,267)	$(11,291)

Denominator:
Weighted-average ordinary shares outstanding - basic and diluted	26,550	26,415	26,521	26,401

Loss per share - basic and diluted	$(0.19)	$(0.20)	$(0.42)	$(0.43)

Given that the Company had a net loss for the three and six months ended June 30, 2018 and 2017, the calculation of diluted loss per share is computed using basic weighted average ordinary shares outstanding.

Approximately 4.2 million and 4.1 million weighted-average outstanding share awards for the three and six months ended June 30, 2018, respectively, were excluded from the calculation of diluted earnings per share because their effect was antidilutive. Approximately 4.0 million weighted-average outstanding share awards for both the three and six months ended June 30, 2017 were excluded from the calculation of diluted earnings per share because their effect was antidilutive.

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

During the three months ended June 30, 2018 and 2017, the Company recorded accretion expense of $13 thousand and $12 thousand, respectively. During the six months ended June 30, 2018 and 2017, the Company recorded accretion expense of $25 thousand and $24 thousand, respectively. No valuation adjustments were recorded during the three or six months ended June 30, 2018 and 2017.

At both June 30, 2018 and December 31, 2017, the current portion of the ARO liabilities was $26 thousand and was recorded in accrued liabilities in the consolidated balance sheets. At both June 30, 2018 and December 31, 2017, the long‑term portion of the ARO liabilities was $1.1 million and was recorded in other long‑term liabilities in the consolidated balance sheets.

Litigation, Claims and Administrative Matters

The Company, may, from time to time, be a party to legal proceedings, claims, and administrative matters that arise in the normal course of business. The Company has made accruals with respect to certain of these matters, where appropriate, that are reflected in the consolidated financial statements but are not, individually or in the aggregate, considered material. For other matters for which an accrual has not been made, the Company has not yet determined that a loss is probable or the amount of loss cannot be reasonably estimated. While the ultimate outcome of the matters cannot be determined, the Company currently does not expect that these proceedings and claims, individually or in the aggregate, will have a material effect on its consolidated financial position, results of operations, or cash flows. The outcome of any litigation is inherently uncertain, however, and if decided adversely to the Company, or if the Company determines that settlement of particular litigation is appropriate, the Company may be subject to liability that could have a material adverse effect on its consolidated financial position, results of operations, or cash flows. The Company maintains liability insurance in such amounts and with such coverage and deductibles as management believes is reasonable. The principal liability risks that the Company insures against are customer lawsuits caused by damage or nonperformance, workers’ compensation, personal injury, bodily injury, property damage, directors’ and officers’ liability, errors and omissions, employment practices liability and fidelity losses. There can be no assurance that the Company’s liability insurance will cover any or all events or that the limits of coverage will be sufficient to fully cover all liabilities. As of June 30, 2018, the Company determined there are no matters for which a material loss is reasonably possible or the Company has either determined that the range of loss is not reasonably estimable or that any reasonably estimable range of loss is not material to the consolidated financial statements.

10. Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Six Months Ended
	June 30,
	2018	2017
Cash paid during the period:
Income taxes, net	$1,376	$627
Interest, net	$6,186	$5,128
Non-Cash Transaction Information:
Non-cash capital expenditures	$602	$479
Unpaid debt financing costs	$—	$797

The components of total ending cash for the periods presented in the consolidated statement of cash flows are as follows (in thousands):

	As of
	June 30,
	2018	2017
Cash and cash equivalents	$107,402	$82,914
Restricted cash, current	2,000	166
Restricted cash, non-current	3,635	6,081
Cash, cash equivalents and restricted cash	$113,037	$89,161

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

The following table provides information by reportable segment and a reconciliation to the consolidated results for the three months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30, 2018				Three Months Ended June 30, 2017
	Seven Seas		Corporate		Seven Seas		Corporate
	Water	Quench	& Other	Consolidated	Water	Quench	& Other	Consolidated
Revenues:
Bulk water	$14,360	$—	$—	$14,360	$13,614	$—	$—	$13,614
Rental	—	14,821	—	14,821	—	13,006	—	13,006
Financing	1,015	—	—	1,015	1,150	—	—	1,150
Other	—	4,249	—	4,249	—	2,070	—	2,070
Total revenues	15,375	19,070	—	34,445	14,764	15,076	—	29,840
Gross profit:
Bulk water	7,617	—	—	7,617	6,220	—	—	6,220
Rental	—	8,167	—	8,167	—	7,335	—	7,335
Financing	1,015	—	—	1,015	1,150	—	—	1,150
Other	—	1,407	—	1,407	—	899	—	899
Total gross profit	8,632	9,574	—	18,206	7,370	8,234	—	15,604
Selling, general and administrative expenses	7,142	11,188	959	19,289	6,613	9,749	1,062	17,424
Income (loss) from operations	1,490	(1,614)	(959)	(1,083)	757	(1,515)	(1,062)	(1,820)
Other expense, net				(3,506)				(2,706)
Loss before income tax expense				(4,589)				(4,526)
Income tax expense				332				764
Net loss				$(4,921)				$(5,290)
Other information:
Depreciation and amortization	$3,675	$4,516	$—	$8,191	$3,533	$3,669	$—	$7,202
Expenditures for long-lived assets	$350	$4,018	$—	$4,368	$624	$3,390	$—	$4,014
Amortization of deferred financing fees	$64	$50	$122	$236	$132	$74	$—	$206

The following table provides information by reportable segment and a reconciliation to the consolidated results for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30, 2018				Six Months Ended June 30, 2017
	Seven Seas		Corporate		Seven Seas		Corporate
	Water	Quench	& Other	Consolidated	Water	Quench	& Other	Consolidated
Revenues:
Bulk water	$28,056	$—	$—	$28,056	$26,579	$—	$—	$26,579
Rental	—	28,780	—	28,780	—	25,810	—	25,810
Financing	2,063	—	—	2,063	2,333	—	—	2,333
Other	—	8,060	—	8,060	—	4,059	—	4,059
Total revenues	30,119	36,840	—	66,959	28,912	29,869	—	58,781
Gross profit:
Bulk water	14,806	—	—	14,806	12,139	—	—	12,139
Rental	—	15,670	—	15,670	—	14,385	—	14,385
Financing	2,063	—	—	2,063	2,333	—	—	2,333
Other	—	2,692	—	2,692	—	1,752	—	1,752
Total gross profit	16,869	18,362	—	35,231	14,472	16,137	—	30,609
Selling, general and administrative expenses	14,745	21,907	2,211	38,863	13,465	19,160	1,985	34,610
Income (loss) from operations	2,124	(3,545)	(2,211)	(3,632)	1,007	(3,023)	(1,985)	(4,001)
Other expense, net				(6,896)				(5,636)
Loss before income tax expense				(10,528)				(9,637)
Income tax expense				739				1,654
Net loss				$(11,267)				$(11,291)
Other information:
Depreciation and amortization	$7,239	$8,812	$—	$16,051	$7,127	$7,204	$—	$14,331
Expenditures for long-lived assets	$865	$6,350	$—	$7,215	$1,234	$5,954	$—	$7,188
Amortization of deferred financing fees	$130	$101	$244	$475	$270	$145	$—	$415

The following table provides information by reportable segment and a reconciliation to the consolidated results as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018				December 31, 2017
	Seven Seas		Corporate		Seven Seas		Corporate
	Water	Quench	& Other	Consolidated	Water	Quench	& Other	Consolidated
Total assets	$245,263	$217,757	$82,524	$545,544	$254,202	$202,456	$97,287	$553,945

12. Significant Concentrations, Risks and Uncertainties

The Company is exposed to interest rate risk resulting from its variable rate loans outstanding that adjust with movements in LIBOR.

For the three and six months ended June 30, 2018, a significant portion of the Company’s revenues were derived from territories and countries in the Caribbean region. Demand for water in the Caribbean region is impacted by, among other things, levels of rainfall,  natural disaster or other catastrophic events, the tourism industry and demand from our industrial clients. Destruction caused by tropical storms and hurricanes, high levels of rainfall,  downturn in the level of tourism and demand for real estate could all adversely impact the future performance of the Company as well as cause delays in collections from the Company’s customers.

At June 30, 2018, a significant portion of the Company’s property, plant and equipment is located in the Caribbean region. The Caribbean islands are situated in a geography where tropical storms and hurricanes occur with regularity, especially during certain times of the year. The Company designs its plant facilities to withstand such conditions; however, a major storm could result in plant damage or periods of reduced consumption or unavailability of electricity or source seawater needed to produce water in one or more of our locations. It is the Company’s policy to maintain adequate levels of property and casualty insurance; however, the Company only insures certain of its plants for wind.

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

13. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the unaudited condensed consolidated financial statements for the six months ended June 30, 2018. The subsequent events included the following:

•

On August 6, 2018, Quench acquired substantially all the assets and assumed certain liabilities of Alpine Water Systems, LLC (“Alpine”), a point-of-use water filtration company based in Las Vegas, Nevada, pursuant to an asset purchase agreement. The estimated aggregate purchase price, subject to working capital adjustments, of the Alpine asset acquisition was $16.5 million, including $14.6 million in cash, $1.4 million payable to the seller contingent upon the future performance of the acquired assets and $0.5 million payable on the second year anniversary of the transaction that is subject to adjustment. The assets acquired consist primarily of in-place lease agreements and the related point-of-use systems in the United States.

The revenues and related expenses from the acquired assets will be included in the Quench reportable segment from the date of acquisition. The Quench business completed the asset acquisition to expand its installed base of point-of-use systems. Due primarily to the timing of the acquisition, the Company has not yet completed the allocation of the purchase price to the net assets acquired.

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

We deliver our WAAS solutions through two operating platforms: Seven Seas Water and Quench. Seven Seas Water is a multinational provider of desalination and wastewater treatment solutions, providing more than 8.5 billion gallons of potable, high purity industrial grade and ultra‑pure water per year to governmental, municipal, industrial and hospitality customers. Quench is a U.S.‑based provider of Point‑of‑Use (“POU”) filtered water systems and related services to more than 45,000 institutional and commercial customers as of June 30, 2018, including more than half of the Fortune 500, throughout the United States and in Canada.

Our Seven Seas Water platform generates recurring revenue through long‑term contracts for the delivery of treated bulk water, generally based on the amount of water we deliver. The significant majority of our Seven Seas Water revenue is derived from our operations in six different locations as of June 30, 2018:

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

Our Quench platform generates recurring revenue from the rental and servicing of POU water filtration systems and related equipment, such as ice and sparkling water machines, and from the contracted maintenance of customer owned equipment. Quench also generates revenue from the sale of coffee and other consumables pursuant to agreements which require customers to purchase a minimum monthly amount in exchange for the use of a coffee brewer. Our annual unit attrition rate at June 30, 2018 was approximately 8%, implying an average rental period of more than 11 years. We define “annual unit attrition” as a ratio, the numerator of which is the total number of removals of company owned and billed rental units during the trailing 12 month period, and the denominator of which is the average number of company owned and billed rental units during the same 12 month period. We receive recurring fees for the units we rent or service throughout the life of our customer relationship. We also receive non-recurring revenue from some customers for certain services, such as installation, relocation or removal of equipment, and from the resale of equipment to both direct consumers and dealers. We achieve an attractive return on our rental assets due to strong customer retention. We provide our systems and services to a broad mix of industries, including government, education, medical, manufacturing, retail, and hospitality, among others. We operate principally throughout the United States and in Canada and are supported by a primary operations center in King of Prussia, Pennsylvania, which provides marketing and business development, filed service and supply chain support, customer care and administrative functions.

On January 15, 2018, we separately acquired substantially all of the assets and assumed certain liabilities of Clarus Services Inc. (the “Clarus Acquisition”), a POU water filtration company based in Richmond, Virginia, and Watermark USA LLC (the “Watermark Acquisition”), a POU water filtration company based outside of Philadelphia, Pennsylvania, with an aggregate purchase price of $1.6 million (collectively, the “Clarus and Watermark Acquisitions”). The assets acquired consist primarily of in-place lease agreements and the related POU systems.

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

On February 15, 2018, we entered into an agreement to purchase all of the shares of Matrix BLI, Ltd. (“Matrix”) for a cash purchase price of approximately $3.0 million, subject to adjustment in accordance with the purchase agreement. Matrix owns a seawater reverse osmosis desalination plant in Long Island, The Bahamas with the capacity to deliver approximately 200 thousand gallons per day of potable water which is delivered to the Water and Sewage Corporation of The Bahamas under a long-term water purchase agreement. This deal is expected to close after satisfaction of customary closing conditions, including the approval of the Central Bank of The Bahamas.

On March 1, 2018, we acquired substantially all the water filtration assets and assumed certain liabilities of Wa-2 Water Company Ltd., a POU water filtration company based in Vancouver, British Columbia, for an aggregate purchase price of $5.1 million (the “Wa-2 Acquisition”). The assets acquired consist primarily of in-place lease agreements and the related POU systems.

Effective April 1, 2018, we entered into an amendment to the water purchase agreement in St. Maarten. The amendment reduced the required minimum monthly water purchase by our customer, in exchange for a 4-year extension to the water contract. The reduction in the required minimum monthly water purchase will remain in effect for three years, at which time the average monthly minimum purchase will then revert to previous minimum requirements for the remainder of the contract. Our customer has the option to extend the lower minimum volumes for an additional two years, which, if exercised, would also extend the contract expiry from 2025 to 2027.

On April 2, 2018, we acquired substantially all of the assets and assumed certain liabilities of JMS Group, Inc., d/b/a Aqua Coolers, a POU water filtration company based in Chicago, Illinois, for an aggregate purchase price of $0.6 million (the “Aqua Coolers Acquisition”).  The assets acquired consist primarily of in-place lease agreements and the related POU systems.

On June 4, 2018, we acquired substantially all of the assets and assumed certain liabilities of La Ferla Group LLC, d/b/a Avalon Water, a POU water filtration company based in Atlanta, Georgia, for an aggregate purchase price of $5.4 million (the “Avalon Acquisition”). The assets acquired consist primarily of in-place lease agreements and the related POU systems.

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

For the three months ended June 30, 2018, our consolidated revenues were $34.4 million, which represents an increase of 15.4% over the same period of 2017. The increases in consolidated revenues for the three months ended June 30, 2018 were composed of increases in our Seven Seas Water segment of 4.1% and increases in our Quench segment of 26.5% over the same period of 2017. The increase in revenue for our Seven Seas Water segment during the three months ended June 30, 2018 over the same period of 2017 was mainly driven by higher revenues in our USVI and BVI operations. The increase in revenue for our Quench segment during the three months ended June 30, 2018 over the same period of 2017 was mainly due to an increase in rental revenues due to additional units placed under new leases in excess of unit attrition, and acquisitions made during late 2017 and the first half of 2018.

For the six months ended June 30, 2018, our consolidated revenues were $67.0 million, which represents an increase of 13.9% over the same period of 2017. The increases in consolidated revenues for the six months ended June 30, 2018 were composed of increases in our Seven Seas Water segment of 4.2% and increases in our Quench segment of 23.3% over the same period of 2017. The increase in revenue for our Seven Seas Water segment during the six months ended June 30, 2018 over the same period of 2017 was mainly driven by higher revenues in our Peru and USVI operations. The increase in revenue for our Quench segment during the six months ended June 30, 2018 over the same period of 2017 was mainly due to an increase in rental revenues due to additional units placed under new leases in excess of unit attrition and acquisitions made during late 2017 and the first half of 2018.

Operating Segments

We have two reportable segments that align with our operating platforms, Seven Seas Water and Quench. The segment determination is supported by, among other factors, the existence of individuals responsible for the operations of each segment and who also report directly to our chief operating decision maker (“CODM”), the nature of the segment’s operations and information presented to our CODM. For the three and six months ended June 30, 2018, revenues for the Seven Seas Water and Quench segments represented approximately 45% and 55%, respectively, of our consolidated revenues.

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

Our Seven Seas Water business operates on a water outsourcing model. Certain contracts with customers which require the construction of facilities to provide bulk water to a specific customer contain multiple obligations, including an implicit lease for the bulk water facilities and bulk water services, including operations and maintenance. The implicit lease obligations are generally accounted for as operating leases as a result of the provisions of the contracts. Revenues for contracts with both implicit lease and non-lease components are generally recognized ratably over the contract period as delivered to the customer after taking into consideration our analysis of contingent rent, any minimum take‑or‑pay provisions and contractual unit pricing.

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

Selling, General and Administrative Expenses

Seven Seas Water

Selling, general and administrative expenses for Seven Seas Water consist primarily of compensation and benefits (including salaries, benefits and share-based compensation), third‑party professional service fees and travel. Such expenses include personnel and travel costs of our business development organization, third party and internal engineering costs incurred in connection with new project feasibility studies or proposals, and costs for operating business development offices and activities. Selling, general and administrative expenses also include personnel and related costs for our executive, engineering, procurement, finance, human resources organizations and other administrative employees; third-party professional service fees for consulting, legal, accounting and tax services; depreciation of office equipment and improvements and computer systems and software not directly related to the production of water or other water services; amortization expense associated with intangible assets acquired in connection with business combinations, which are amortized over their expected useful lives; and other corporate expenses. In the future, we expect that our selling, general and administrative expenses will increase due to business development efforts in new markets and the general infrastructure to support our future growth.

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

Acquisition of Existing Operations

Revenue and expenses will increase upon an acquisition of existing plant operations from a third party, which could be a new customer, an existing customer, a third-party project developer or a facility owner. In addition, the time, cost and capital required to complete a plant acquisition are significant. Specifically, the costs incurred prior to the acquisition can include professional fees, travel costs and, in certain instances, success fees paid to third parties. These costs may be incurred well in advance of the completion of an acquisition. Upon acquisition, plant operations may experience periods of downtime or reduced production levels as well as additional capital investment while we bring the plant up to our engineering and operating standards. We have completed seven acquisitions of existing plant operations since inception. Acquisitions are a part of our Seven Seas Water growth strategy and accordingly our ability to grow could be impacted by our effectiveness in completing and integrating our acquisitions.

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

Typically, we rent our systems to customers on multi‑year, automatically‑renewing contracts, and we anticipate extending our relationships with existing customers beyond the initial contract term. Some customers terminate their agreements during the agreement term, typically due to financial constraints, and others cancel at the end of the term. Our annual unit attrition rate at June 30, 2018 was approximately 8%, implying an average rental period of more than 11 years. Our ability to retain our existing customer relationships will affect our performance and is affected by a number of factors, including the effectiveness of our retention efforts, the quality of our products and service, our pricing, competitive dynamics in the industry, product availability, and the health of the economy. In addition, the non-recurring revenue from the sale of equipment, coffee and consumables, is less predictable and can change based on fluctuations in demand in a specific period.

Strategic Acquisitions

The POU water filtration industry is highly fragmented, with a large number of local competitors and several larger regional operators. Quench has completed nineteen acquisitions since 2008,  eleven of which occurred after our acquisition of Quench in 2014, three of which occurred during 2017 and five of which occurred during the six months ended June 30, 2018. We believe the eight recent acquisitions are indicative of the opportunity for future inorganic growth to increase our market share and expand our service coverage footprint.

On September 8, 2017, we completed the Wellsys Acquisition. Unlike Quench’s existing direct customer equipment sales business model, Wellsys systems are sold exclusively through an indirect channel of dealers in the United States, Canada, Mexico and South Africa, which expands our participation in the growing POU market domestically and internationally. In addition, the acquisition provides an opportunity to develop, source and distribute Quench-exclusive innovative coolers and purification offerings, and to develop relationships with Wellsys dealers that could lead to potential acquisitions, as evidenced by the Avalon Acquisition in June 2018.

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

The allocation of revenues to the remaining performance obligations for contracts with customers involves the determination of the relative stand-alone selling prices for each performance obligation under the contract. The stand-alone selling price is the amount of consideration to which the entity expects to be entitled in exchange for transferring the promised goods or services. The determination of the stand-alone selling price can be based on the observable price of a good or service when the entity sells that good or service separately in similar circumstances. If an observable market is not available, we will consider all information, including market conditions, entity-specific factors, and information about our customer or class of customer, that is reasonably available and determine the stand-alone selling price by evaluating the market in which we sell goods or services and estimate the price that our customer in that market would be willing to pay for those goods or services, forecasting our expected costs of satisfying a performance obligation and then adding an appropriate margin for that good or service, or using an residual approach, if appropriate, after determining the stand-alone selling price for other goods or services in the contract. Each approach can involve various assumptions, calculations and/or third-party data to arrive at the stand-alone selling price.

Results of Operations

The Quench segment results include the results from the Wellsys Acquisition following its completion on September 8, 2017. Through Wellsys, we sell high quality branded and private-labeled POU water coolers and purification systems to a network of dealers in the United States, Canada, Mexico,  South Africa and other select markets. Because the gross margins are typically lower for dealer equipment sales than Quench’s existing direct customer equipment sales business, the inclusion of Wellsys has had and will continue to have a negative impact on Quench’s gross margins.

Further, the operating expenses of the parent, AquaVenture Holdings Limited, are reported separately from the two operating and reportable segments below. See “Operating Segments” located in the “Overview” section above for more information.

The following table sets forth the components of our consolidated statements of operations and comprehensive income for each of the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
Revenues:
Bulk water	$14,360	$13,614	$28,056	$26,579
Rental	14,821	13,006	28,780	25,810
Financing	1,015	1,150	2,063	2,333
Other	4,249	2,070	8,060	4,059
Total revenues	34,445	29,840	66,959	58,781
Cost of revenues:
Bulk water	6,743	7,394	13,250	14,440
Rental	6,654	5,671	13,110	11,425
Other	2,842	1,171	5,368	2,307
Total cost of revenues	16,239	14,236	31,728	28,172
Gross profit	18,206	15,604	35,231	30,609
Selling, general and administrative expenses	19,289	17,424	38,863	34,610
Loss from operations	(1,083)	(1,820)	(3,632)	(4,001)
Other expense:
Interest expense, net	(3,354)	(2,613)	(6,604)	(5,361)
Other expense, net	(152)	(93)	(292)	(275)
Loss before income tax expense	(4,589)	(4,526)	(10,528)	(9,637)
Income tax expense	332	764	739	1,654
Net loss	$(4,921)	$(5,290)	$(11,267)	$(11,291)

The following table sets forth the components of our consolidated statements of operations and comprehensive income for each of the periods presented as a percentage of revenue.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Bulk water	41.7%	45.6%	41.9%	45.2%
Rental	43.0%	43.6%	43.0%	43.9%
Financing	2.9%	3.9%	3.1%	4.0%
Other	12.4%	6.9%	12.0%	6.9%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Bulk water	19.6%	24.8%	19.8%	24.6%
Rental	19.3%	19.0%	19.6%	19.4%
Other	8.3%	3.9%	8.0%	3.9%
Total cost of revenues	47.2%	47.7%	47.4%	47.9%
Gross profit	52.9%	52.3%	52.6%	52.1%
Selling, general and administrative expenses	56.0%	58.4%	58.0%	58.9%
Loss from operations	(3.1)%	(6.1)%	(5.4)%	(6.8)%
Other expense:
Interest expense, net	(9.7)%	(8.8)%	(9.9)%	(9.1)%
Other expense, net	(0.4)%	(0.3)%	(0.4)%	(0.5)%
Loss before income tax expense	(13.2)%	(15.2)%	(15.7)%	(16.4)%
Income tax expense	1.0%	2.6%	1.1%	2.8%
Net loss	(14.2)%	(17.8)%	(16.8)%	(19.2)%

Comparison of Three Months Ended June 30, 2018 and 2017

Revenues

The following table presents revenue for each of our two operating segments:

	Three Months Ended
	June 30,		Change
	2018	2017	Dollars	Percent
	(dollars in thousands)
Revenues:
Seven Seas Water	$15,375	$14,764	$611	4.1%
Quench	19,070	15,076	3,994	26.5%
Total revenues	$34,445	$29,840	$4,605	15.4%

Our total revenues of $34.4 million for the three months ended June 30, 2018 increased $4.6 million, or 15.4%, compared to the same period of 2017.

Seven Seas Water revenues for the three months ended June 30, 2018 increased organically $0.6 million, or 4.1%, compared to the same period of 2017. This increase was comprised of a $0.7 million increase in bulk water revenue, partially offset by a $0.1 million decline in financing income due to the amortization of long-term receivables.  While the fixed payments on our long-term receivables will continue throughout the contract term, the portion recognized as financing income will continue to decline, consistent with a typical repayment profile of a long-term receivable. The increase in bulk water revenue was mainly driven by our USVI operations, which had $0.4 million higher revenue primarily due to increases in production volumes in the current quarter compared to the same period of 2017, and $0.2 million of revenue from our BVI operations primarily due to increases in the water rate compared to the prior year period.

Quench revenues for the three months ended June 30, 2018 increased $4.0 million, or 26.5%, compared to the same period of 2017. This increase was comprised of 23.1% of inorganic growth and 3.4% organic growth. Rental revenues increased $1.8 million, or 14.0%, compared to the prior year period, which were comprised of 7.6% inorganic growth from acquisitions and 6.4% organic growth due to additional units placed under new leases in excess of unit attrition. Other revenues increased $2.2 million compared to the same period of 2017 due to the inclusion of $2.3 million of Wellsys dealer equipment sale revenue and a $0.1 million increase in coffee sales, offset in part by a $0.3 million reduction in other direct customer equipment sales.

Cost of revenues, gross profit and gross margin

The following table presents the major components of cost of revenues, gross profit and gross margin for our two operating segments:

	Three Months Ended
	June 30,		Change
	2018	2017	Dollars	Percent
	(dollars in thousands)
Cost of Revenues:
Seven Seas Water	$6,743	$7,394	$(651)	(8.8)%
Quench	9,496	6,842	2,654	38.8%
Total cost of revenues	$16,239	$14,236	$2,003	14.1%
Gross Profit:
Seven Seas Water	$8,632	$7,370	$1,262	17.1%
Quench	9,574	8,234	1,340	16.3%
Total gross profit	$18,206	$15,604	$2,602	16.7%
Gross Margin:
Seven Seas Water	56.1%	49.9%
Quench	50.2%	54.6%
Total gross margin	52.9%	52.3%

Total gross profit for the three months ended June 30, 2018 of $18.2 million increased $2.6 million, or 16.7%, compared to the same period of 2017. Total gross margin for the three months ended June 30, 2018 increased 60 basis points to 52.9% from 52.3% for the same period in 2017.

Seven Seas Water gross margin for the three months ended June 30, 2018 increased 620 basis points to 56.1% from 49.9% for the same period in 2017. The increase was driven by a 730 basis points increase in bulk water gross margin, which was primarily due to lower costs at our Peru operations, which had incurred elevated repairs and maintenance expense during the 2017 period in connection with planned post-acquisition integration activities and adverse weather conditions. In addition, gross margin benefitted from higher revenues without a commensurate increase in costs in both our BVI and USVI operations. The increase in bulk water gross margin was partially offset by a $0.1 million decline in financing revenues, which have no corresponding costs, as a result of the continued amortization of the long-term receivables.

Quench gross margin for the three months ended June 30, 2018 decreased 440 basis points to 50.2% from 54.6% for the same period of 2017. The decrease was primarily due to the inclusion of lower-margin product line revenue from our Wellsys business that was acquired in September 2017, which is recorded in other revenues. This resulted in the decline of other gross margin to 33.7% from 42.9%. In addition, rental gross margin decreased 130 basis points, primarily due to higher filtration and parts expenses and higher allocation of service personnel costs towards addressing the cyclic maintenance of company-owned equipment rather than capitalizable installation activities.

Selling, general and administrative expenses

The following table presents the components of selling, general and administrative expenses (“SG&A”) for our two operating segments:

	Three Months Ended
	June 30,		Change
	2018	2017	Dollars	Percent
	(dollars in thousands)
Selling, General and Administrative Expenses:
Seven Seas Water	$7,142	$6,613	$529	8.0%
Quench	11,188	9,749	1,439	14.8%
Corporate and Other	959	1,062	(103)	(9.7)%
Total selling, general and administrative expenses	$19,289	$17,424	$1,865	10.7%

Total SG&A expenses for the three months ended June 30, 2018 increased $1.9 million, or 10.7%, compared to the same period of 2017.

Seven Seas Water SG&A expenses for the three months ended June 30, 2018 increased $0.5 million compared to the same period of 2017. The increase was mainly due to $0.3 million higher share-based compensation expense due to new equity awards granted in the first quarter of 2018 and a $0.1 million increase in acquisition-related expenses.  Seven Seas Water SG&A expenses as a percentage of revenue were 46.5% for the three months ended June 30, 2018, compared to 44.8% for the same period of 2017.

Quench SG&A expenses for the three months ended June 30, 2018 increased $1.4 million compared to the same period of 2017.  The increase was driven by $0.6 million higher amortization expense primarily related to intangible assets from recent acquisitions and $0.4 million higher compensation and benefits expense driven by increased headcount compared to the same period of 2017 primarily from the inclusion of staff added from certain acquisitions and additional resources to support our inorganic growth strategy. Quench SG&A expenses as a percentage of revenue were 58.7% for the three months ended June 30, 2018, a decline compared to 64.7% for the same period of 2017.

Corporate and Other SG&A expenses for the three months ended June 30, 2018 decreased $0.1 million compared to the same period of 2017.

Other expense

	Three Months Ended
	June 30,		Change
	2018	2017	Dollars	Percent
	(dollars in thousands)
Interest expense, net	$(3,354)	$(2,613)	$(741)	28.4%
Other expense, net	(152)	(93)	(59)	63.4%
Total other expense	$(3,506)	$(2,706)	$(800)	29.6%

Interest expense, net for the three months ended June 30, 2018 increased $0.7 million compared to the same period of 2017. The interest expense, net amount of $3.4 million for the three months ended June 30, 2018 included a $1.0 million increase in interest expense primarily due to increased borrowings in connection with the $150 million senior secured credit agreement, partially offset by $0.3 million higher interest income earned.

Income tax expense

	Three Months Ended
	June 30,		Change in
	2018	2017	Dollars
	(dollars in thousands)
Income tax expense	$332	$764	$(432)
Effective tax rate	(7.2)%	(16.9)%

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

For the three months ended June 30, 2018, we incurred a consolidated pre-tax loss of $4.6 million, which was composed of: (i) an aggregate of $6.2 million of pre-tax losses in jurisdictions which either do not impose an income tax or we do not believe it is more likely than not that we will realize the benefit of such losses and (ii) an aggregate of $1.6 million of pre-tax income in taxable jurisdictions. For the three months ended June 30, 2017, we incurred a consolidated pre-tax loss of $4.5 million, which was composed of: (i) an aggregate of $5.4 million of pre-tax losses in jurisdictions which either do not impose an income tax or we do not believe it is more likely than not that we will realize the benefit of such losses and (ii) an aggregate of $0.9 million of pre-tax income in taxable jurisdictions.

Income tax expense for the three months ended June 30, 2018 and 2017 was $0.3 million and $0.8 million, respectively. Income tax expense for the three months ended June 30, 2018 and 2017 was composed of a current tax expense of $0.5 million and $0.1 million, respectively, and deferred tax expense (benefit) of $(0.2) million and $0.7 million, respectively. The decrease in income tax expense for the three months ended June 30, 2018 as compared to the same period in 2017 was primarily due to: (i) a reduction in the tax rate as a result of the United States enacted tax reform legislation known as the H.R. 1, and commonly referred to as the “Tax Cuts and Jobs Act” (“TCJ Act”); (ii) the commencement of the effective period for an economic development program in the USVI; (iii) higher deferred tax expense in the prior year period related to a discrete adjustment for certain non-deductible expenses and a change in tax rate in one of our foreign jurisdictions; and (iv) lower income in certain tax paying foreign jurisdictions as compared to the prior year. These decreases were partially offset by an increase in current expense related to withholding taxes. During the three months ended June 30, 2018, there was no adjustment to the preliminary income tax benefit, which remains subject to adjustment during the measurement period, recorded during the three months ended December 31, 2017 as a result of the TCJ Act and the related remeasurement of deferred taxes.

Cash paid for income taxes was $0.4 million and $0.2 million during the three months ended June 30, 2018 and 2017, respectively.

Comparison of Six Months Ended June 30, 2018 and 2017

Revenues

The following table presents revenue for each of our two operating segments:

	Six Months Ended
	June 30,		Change
	2018	2017	Dollars	Percent
	(dollars in thousands)
Revenues:
Seven Seas Water	$30,119	$28,912	$1,207	4.2%
Quench	36,840	29,869	6,971	23.3%
Total revenues	$66,959	$58,781	$8,178	13.9%

Our total revenues of $67.0 million for the six months ended June 30, 2018 increased $8.2 million, or 13.9%, compared to the same period of 2017.

Seven Seas Water revenues for the six months ended June 30, 2018 increased organically $1.2 million, or 4.2%, compared to the same period of 2017. This increase was comprised of a $1.5 million increase in bulk water revenue, partially offset by a $0.3 million decline in financing income due to the amortization of long-term receivables. The increase in bulk water revenue was mainly driven by an aggregate of $0.5 million higher revenues in both our Peru and USVI operations, which were primarily due to increases in production volumes in the current quarter compared to the same period of 2017, and $0.3 million of revenue from our BVI operations primarily due to increases in the water rate compared to the prior year period.

Quench revenues for the six months ended June 30, 2018 increased $7.0 million, or 23.3%, compared to the same period of 2017, which were comprised of 20.1% of inorganic growth and 3.2% organic growth. Rental revenues increased $3.0 million, or 11.5%, compared to the prior year period, which were comprised of 6.0% inorganic growth from acquisitions and 5.5% organic growth due to additional units placed under new leases in excess of unit attrition.  Other revenues increased $4.0 million compared to the same period of 2017 due to $4.2 million of Wellsys dealer equipment sale revenue and a $0.3 million increase in coffee sales, offset in part by a $0.5 million reduction in other direct customer equipment sales.

Cost of revenues, gross profit and gross margin

The following table presents the major components of cost of revenues, gross profit and gross margin for our two operating segments:

	Six Months Ended
	June 30,		Change
	2018	2017	Dollars	Percent
	(dollars in thousands)
Cost of Revenues:
Seven Seas Water	$13,250	$14,440	$(1,190)	(8.2)%
Quench	18,478	13,732	4,746	34.6%
Total cost of revenues	$31,728	$28,172	$3,556	12.6%
Gross Profit:
Seven Seas Water	$16,869	$14,472	$2,397	16.6%
Quench	18,362	16,137	2,225	13.8%
Total gross profit	$35,231	$30,609	$4,622	15.1%
Gross Margin:
Seven Seas Water	56.0%	50.1%
Quench	49.8%	54.0%
Total gross margin	52.6%	52.1%

Total gross profit for the six months ended June 30, 2018 of $35.2 million increased $4.6 million, or 15.1%, compared to the same period of 2017. Total gross margin for the six months ended June 30, 2018 increased 50 basis points to 52.6% from 52.1% for the same period in 2017.

Seven Seas Water gross margin for the six months ended June 30, 2018 increased 590 basis points to 56.0% from 50.1% for the same period in 2017. The increase was primarily due to a 710 basis points increase in bulk water gross margin, which was primarily due to higher revenues and lower costs at our Peru operations, which had incurred elevated repairs and maintenance expense during the 2017 period in connection with planned post-acquisition integration activities and adverse weather conditions, and higher revenues without a commensurate increase in costs in both our USVI and BVI operations. The increase in bulk water gross margin was partially offset by a $0.3 million decline in financing revenues, which have no corresponding costs, as a result of the continued amortization of the long-term receivables.

Quench gross margin for the six months ended June 30, 2018 decreased 420 basis points to 49.8% from 54.0% for the same period of 2017. The decrease was primarily due to the inclusion of lower-margin product line revenue from our Wellsys business that was acquired in September 2017, which is recorded in other revenues. This resulted in the decline of other gross margin to 33.4% from 43.2%.  In addition, rental gross margin decreased 130 basis points compared to the prior year period, primarily due to higher compensation and benefits expenses compared to the prior year period as a result of a higher allocation of service personnel costs towards addressing the cyclic maintenance of company-owned equipment rather than capitalizable installation activities, annual merit increases made during the first quarter of 2018 and increase in headcount to support future growth. In addition, there was an increase in depreciation expense related to additional units placed on lease.

Selling, general and administrative expenses

The following table presents the components of SG&A expenses for our two operating segments:

	Six Months Ended
	June 30,		Change
	2018	2017	Dollars	Percent
	(dollars in thousands)
Selling, General and Administrative Expenses:
Seven Seas Water	$14,745	$13,465	$1,280	9.5%
Quench	21,907	19,160	2,747	14.3%
Corporate and Other	2,211	1,985	226	11.4%
Total selling, general and administrative expenses	$38,863	$34,610	$4,253	12.3%

Total SG&A expenses for the six months ended June 30, 2018 increased $4.3 million, or 12.3%, compared to the same period of 2017.

Seven Seas Water SG&A expenses for the six months ended June 30, 2018 increased $1.3 million compared to the same period of 2017. The increase was mainly due to $0.6 million higher acquisition-related expenses, $0.3 million higher share-based compensation expense due to new equity awards granted in the first quarter of 2018 and a $0.2 million loss on disposal of assets. Seven Seas Water SG&A expenses as a percentage of revenue were 49.0% for the six months ended June 30, 2018, compared to 46.6% for the same period of 2017.

Quench SG&A expenses for the six months ended June 30, 2018 increased $2.7 million compared to the same period of 2017.  The increase was driven by $1.1 million higher amortization expense primarily related to intangible assets from recent acquisitions, $0.7 million higher compensation and benefits expense driven by increased headcount from the inclusion of staff added from certain acquisitions and additional resources to support our inorganic growth strategy, a $0.3 million increase in the bad debt reserve as a result of lower than normal expense in the prior year period and $0.2 million higher acquisition-related expenses. These were partially offset by a net reduction of $0.3 million of computer, software and expenses related to the implementation of the software as a service (“SAAS”) based enterprise resource planning (“ERP”) system as certain phases of the project have been completed. Quench SG&A expenses as a percentage of revenue were 59.5% for the six months ended June 30, 2018, a decline compared to 64.1% for the same period of 2017.

Corporate and Other SG&A expenses for the six months ended June 30, 2018 increased $0.2 million compared to the same period of 2017. The increase was mainly due to an increase in share-based compensation from incremental equity awards granted to certain members of our board of directors throughout 2017 and early 2018.

Other expense

	Six Months Ended
	June 30,		Change
	2018	2017	Dollars	Percent
	(dollars in thousands)
Interest expense, net	$(6,604)	$(5,361)	$(1,243)	23.2%
Other expense, net	(292)	(275)	(17)	6.2%
Total other expense	$(6,896)	$(5,636)	$(1,260)	22.4%

Interest expense, net for the six months ended June 30, 2018 increased $1.2 million compared to the prior year period. The interest expense, net amount of $6.6 million for the six months ended June 30, 2018 included a $1.7 million increase in interest expense primarily due to increased borrowings in connection with the $150 million senior secured credit agreement, partially offset by $0.5 million higher interest income earned.

Income tax expense

	Six Months Ended
	June 30,		Change in
	2018	2017	Dollars
	(dollars in thousands)
Income tax expense	$739	$1,654	$(915)
Effective tax rate	(7.0)%	(17.2)%

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

For the six months ended June 30, 2018, we incurred a consolidated pre-tax loss of $10.6 million, which was composed of: (i) an aggregate of $13.1 million of pre-tax losses in jurisdictions which either do not impose an income tax or we do not believe it is more likely than not that we will realize the benefit of such losses and (ii) an aggregate of $2.5 million of pre-tax income in taxable jurisdictions. For the six months ended June 30, 2017, we incurred a consolidated pre-tax loss of $9.6 million, which was composed of: (i) an aggregate of $11.7 million of pre-tax losses in jurisdictions which either do not impose an income tax or we do not believe it is more likely than not that we will realize the benefit of such losses and (ii) an aggregate of $2.1 million of pre-tax income in taxable jurisdictions.

Income tax expense for the six months ended June 30, 2018 and 2017 was $0.7 million and $1.7 million, respectively. Income tax expense for the six months ended June 30, 2018 and 2017 was composed of a current tax of $1.0 million and $0.2 million, respectively, and deferred tax expense (benefit) of $(0.3) million and $1.5 million, respectively. The decrease in income tax expense for the six months ended June 30, 2018 as compared to the same period in 2017 was primarily due to: (i) a reduction in the tax rate as a result of the United States enacted tax reform legislation known as the H.R. 1, and commonly referred to as the “Tax Cuts and Jobs Act” (“TCJ Act”); (ii) the commencement of the effective period for an economic development program in the USVI; (iii) higher deferred tax expense in the prior year related to a discrete adjustment for certain non-deductible expenses, a change in tax rate and the recognition of a deferred tax liability in one of our foreign jurisdictions; and (iv) lower income in certain tax paying foreign jurisdictions as compared to the prior year period. These increases were partially offset by an increase in current expense related to withholding taxes. During the six months ended June 30, 2018, there was no adjustment to the preliminary income tax benefit, which remains subject to adjustment during the measurement period, recorded during the three months ended December 31, 2017 as a result of the TCJ Act and the related remeasurement of deferred taxes.

As of June 30, 2018, a valuation allowance was recorded against our deferred tax assets in certain domestic and foreign jurisdictions. We will maintain these valuation allowances until there is sufficient evidence to support the reversal of all or a portion of these valuation allowances. For one of our foreign jurisdictions where we have recorded a full valuation allowance on deferred tax assets, sufficient positive evidence may become available for the Company to release all or a portion of the valuation allowance within the next 12 months. While the timing and the amount of any valuation allowance release are unknown, the effect could result in the recording of a non-cash income tax benefit of approximately $3.0 million in our Seven Seas Water segment. Other than this jurisdiction, we do not expect that sufficient positive evidence will exist to support a release of the remaining valuation allowances within the next 12 months.

Cash paid for income taxes was $1.4 million and $0.6 million during the six months ended June 30, 2018 and 2017, respectively.

Liquidity and Capital Resources

Overview

As of June 30, 2018 and December 31, 2017, our principal sources of liquidity on a consolidated basis were cash and cash equivalents of $107.4 million and  $118.1 million, respectively (excluding restricted cash), which were held for working capital, investment and general corporate purposes. In addition, as of June 30, 2018 and December 31, 2017,  we had an aggregate of $5.6 million and $4.3 million, respectively, of restricted cash related to debt service reserve funds for one of our borrowings and cash held on account related to business development activities. Our working capital as of June 30, 2018 was $122.4 million as compared to $131.4 million as of December 31, 2017.

Our cash and cash equivalents are held by our holding company and our subsidiaries primarily in demand deposits with domestic and international banks, money market accounts, and U.S. Treasury bills. We utilize a combination of equity financing and corporate and project debt financing through international commercial banks and other financial institutions to fund our cash needs and the growth of our business. Certain of our debt financing arrangements contain financial covenants and provisions which govern distributions by the borrowers and may limit our ability to transfer cash among us and our subsidiaries. Based on our current level of operations, we believe our cash flow from operations and available cash will be adequate to meet the future liquidity needs of our current operations for at least the next twelve months.

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

With respect to our Seven Seas Water segment, unless cash balances are expected to be redeployed for further growth opportunities in the same jurisdiction, our distribution policy is to efficiently distribute cash from our international operating subsidiaries to our non-U.S. intermediate holding companies for redeployment in the manner intended to optimize our return on invested capital.  However, one of our subsidiaries, as of June 30, 2018, has a loan agreement that restricts distributions to related parties in the event certain financial or nonfinancial covenants are not met, which could reduce our ability to redeploy cash. Distributions are typically in the form of principal and interest payments on intercompany loans, repayment of intercompany advances or other intercompany arrangements, including billings from our Tampa operations center, and dividends. When considering the amount and timing of such distributions, our Seven Seas Water operating subsidiaries must maintain sufficient funds for future capital investment, debt service and general working capital purposes.

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

Cash Flows

The following table summarizes our cash flows for the periods:

	Six Months Ended
	June 30,
	2018	2017
	(in thousands)
Cash provided by operating activities	$13,771	$12,380
Cash used in investing activities	(19,656)	(9,331)
Cash used in financing activities	(3,425)	(15,283)
Effect of exchange rates on cash, cash equivalents and restricted cash	(12)	—
Net change in cash, cash equivalents and restricted cash	$(9,322)	$(12,234)

Operating Activities

The significant variations of cash provided by operating activities and net losses are principally related to adjustments to eliminate non-cash and non-operating charges including, but not limited to, amortization, depreciation, share-based compensation, changes in the deferred income tax provision, charges related to the disposal of assets and impairment charges. The largest source of operating cash flow is the collection of trade receivables and our largest use of cash flows is the payment of costs associated with revenue and SG&A expenses.

Cash provided by operations during the six months ended June 30, 2018 and 2017 was $13.8 million and  $12.4 million, respectively.

Investing Activities

Cash used in investing activities during the six months ended June 30, 2018 and 2017 was $19.7 million and $9.3 million, respectively. The increase in cash used in investing activities was primarily attributable to an increase in net cash paid for acquisitions of $10.3 million over the prior year period. During the six months ended June 30, 2018, we completed the Clarus Acquisition, Watermark Acquisition, Wa-2 Acquisition, Aqua Coolers Acquisition and Avalon Acquisition. The combined purchase price of these acquisitions was $12.7 million.

During the six months ended June 30, 2018 and 2017, there were $0.9 million and $1.2 million, respectively, of capital expenditures by Seven Seas Water for plant expansions and capacity upgrades and $6.4 million and $6.0 million, respectively, of capital expenditures for Quench to support growth and its existing operations.

Financing Activities

Cash used in financing activities during the six months ended June 30, 2018 and 2017 was $3.4 million and $15.3 million, respectively. The $11.9 million decrease was primarily attributable to decreased payments on long-term debt in 2018 due to the corporate debt refinancing that occurred in August 2017, which paid off in full certain outstanding amortizing debt and replaced it with a non-amortizing corporate credit agreement.

Our long‑term debt is summarized in the table below and further described in the sections that follow. As of June 30, 2018 and December 31, 2017, long‑term debt included the following (in thousands):

	June 30,	December 31,
	2018	2017
Corporate Credit Agreement	$150,000	$150,000
BVI Loan Agreement	23,179	26,090
Vehicle financing	1,406	1,491
Total face value of long-term debt	$174,585	$177,581

Face value of long-term debt, current	$6,246	$6,483
Less: Current portion of unamortized debt discounts and deferred financing fees	—	—
Current portion of long-term debt, net of debt discounts and deferred financing fees	$6,246	$6,483

Face value of long-term debt, non-current	$168,339	$171,098
Less: Non-current portion of unamortized debt discounts and deferred financing fees	(2,873)	(3,326)
Long-term debt, net of debt discounts and deferred financing fees	$165,466	$167,772

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

On November 17, 2017, the Corporate Credit Agreement was amended to convert the interest rate applicable to 50% of the outstanding principal balance, or $75.0 million, from a variable interest rate of LIBOR plus 6.0% with a LIBOR floor of 1.0% to a fixed rate of 8.2%. The remaining 50% of the outstanding principal balance, of $75.0 million, will continue to bear interest at LIBOR plus 6.0% with a LIBOR floor of 1.0%. All other material terms of the original credit agreement remained unchanged. As of June 30, 2018, the weighted average interest rate was 8.3%.

The Corporate Credit Agreement is guaranteed by AquaVenture Holdings Limited along with certain subsidiaries and contains financial and nonfinancial covenants. The financial covenants include minimum interest coverage ratio and maximum leverage ratio requirements, as defined in the Corporate Credit Agreement, and are calculated using consolidated financial information of AquaVenture Holdings Limited excluding the results of AquaVenture (BVI) Holdings Limited and its subsidiary Seven Seas Water (BVI) Limited. In addition, the Corporate Credit Agreement contains customary negative covenants limiting, among other things, indebtedness, investments, liens, dispositions of assets, restricted payments (including dividends), transactions with affiliates, prepayments of indebtedness, capital expenditures, changes in nature of business and amendments to documents. We were in compliance with, or received waivers for breaches of, all such covenants as of June 30, 2018.

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

As of June 30, 2018, the weighted-average interest rate was 5.3%. Seven Seas Water (BVI) Ltd. may prepay the principal amounts of the loans prior to the maturity date, in whole or in part.

The BVI Loan Agreement includes both financial and nonfinancial covenants, limits the amount of additional indebtedness that Seven Seas Water (BVI) Ltd. can incur and places annual limits on capital expenditures for this subsidiary. The BVI Loan Agreement also places restrictions on distributions made by Seven Seas Water (BVI) Ltd. which is only permitted to make distributions to shareholders and affiliates of AquaVenture Holdings Limited if specified debt service coverage and loan life coverage ratios are met and it is in compliance with all loan covenants. The BVI Loan Agreement contains a number of negative covenants restricting, among other things, indebtedness, investments, liens, dispositions of assets, restricted payments (including dividends), mergers and acquisitions, accounting changes, transactions with affiliates, prepayments of indebtedness, capital expenditures, and changes in nature of business and joint ventures. In addition, Seven Seas Water (BVI) Ltd is subject to quarterly financial covenant compliance, including minimum debt service and loan life coverage ratios, and must maintain a minimum debt service reserve fund with the bank. Seven Seas Water (BVI) Ltd. was in compliance with, or received waivers for breaches of, all such covenants as of June 30, 2018.

Other Debt

We finance our vehicles primarily under three‑year terms with interest rates per annum ranging from 2.8% to 4.5%.

Contractual Obligations and Other Commitments

Please refer to Note 9—“Commitments and Contingencies” to the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for more information. There were no material changes to our contractual obligations during the six months ended June 30, 2018 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 except the effects of the following item:

•

During the six months ended June 30, 2018, we entered into a new lease for approximately 31,758 square feet of office space in King of Prussia, Pennsylvania. This lease will begin in October 2018 and end in March 2030. This new lease will replace an existing lease which expires on September 30, 2018. Total future minimum rent payments which we are now required to make are $181 thousand for the remainder of 2018, $0.7 million for 2019, $0.7 million in 2020, $0.7 million in 2021, $0.8 million in 2022 and a total of $6.4 million for the remaining years thereafter.

For a complete discussion of our contractual obligations, please refer to our “Management’s discussion and analysis of financial condition and results of operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Off‑Balance Sheet Arrangements

At June 30, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off‑balance sheet arrangements or other contractually narrow or limited purposes.

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

Interest Rate Risk

We had cash and cash equivalents totaling $107.4 million as of June 30, 2018.  This amount was invested primarily in demand deposits with domestic and international banks, money market accounts, and U.S. Treasury bills. The cash and cash equivalents are held for investment and working capital purposes. Our cash deposits are maintained for capital preservation purposes. We do not enter into investments for trading or speculative purposes. As of June 30, 2018, we had variable rate loans outstanding of $98.2 million that adjust with interest rate movements in LIBOR except when interest rate floors apply. Accordingly, we are subject to interest rate risk to the extent that LIBOR changes. A hypothetical 100 bps increase in our interest rates in effect at June 30, 2018 would have a $1.0 million increase to our interest expense on an annualized basis. A hypothetical 100 bps decrease in our interest rates in effect at June 30, 2018 would have a $1.0 million decrease to our interest expense on an annualized basis. We believe our mixture of fixed rate and variable rate loans helps reduce our overall exposure to interest rate risk.

Foreign Exchange Risk

The U.S. dollar is our functional currency and, for both the three and six months ended June 30, 2018,  approximately 4% of our consolidated revenues were denominated or paid in a foreign currency. We utilize these payments, in large part, to help minimize our exposure to foreign exchange risk related to payment obligations we may incur in a local currency related to labor, construction, consumables or materials costs, or if our procurement orders are denominated in a currency other than U.S. dollars. If any of these local currencies change in value versus the U.S. dollar, our cost in U.S. dollars would change which could adversely affect our results of operations. We do not currently hedge our foreign currency exchange risk. However, we believe that our strategy to carefully manage the exposure to foreign currencies as well as ensure that a majority of our revenues are denominated in the U.S. dollar, helps reduce our overall exposure to foreign exchange risk.

Inflation

Inflation generally affects us by increasing our revenues and costs of labor and operations. We do not believe that inflation had a material effect on our results of operations during the three and six months ended June 30, 2018 and 2017.

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

As of June 30, 2018, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our principal executive officer and principal financial officer have concluded, based upon the evaluation described above, that, as of June 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

In connection with the adoption of guidance regarding both revenue from contracts with customers and the determination of the customer in a service concession contract (together referred to as “Adopted Revenue Guidance”), we have implemented additional preventative and detective controls around the recording and disclosure of revenue from contracts with customers, including but not limited to the accumulation of accurate information, review of critical assumptions, the calculation of revenue for the period and the completeness and accuracy of new disclosure requirements. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2018 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, as of June 30, 2018, we were not party to any legal proceedings that we would expect to have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of any such outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

The matters discussed in this Quarterly Report on Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances, over many of which we have little or no control. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and subsequent filings as well as risks and uncertainties discussed elsewhere in this Quarterly Report on Form 10-Q, could cause actual results to differ materially from those in the forward-looking statements. Other than the risk factor mentioned below, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Significant developments from the recent and potential changes in U.S. trade policies could have a material adverse effect on us.

The U.S. government has announced and, in some cases, implemented a new approach to trade policy, including renegotiating, or potentially terminating, certain existing bilateral or multi-lateral trade agreements, as well as imposing additional tariffs on certain foreign goods, including finished products and raw materials such as steel and aluminum. These tariffs and potential tariffs have resulted or may result in increased prices for certain imported goods and materials and, in some, cases may result or have resulted in price increases for domestically sourced goods and materials. Various countries, and regions, including, without limitation, China, Mexico, Canada and Europe, have announced plans or intentions to impose or have imposed tariffs on a wide range of U.S. products in retaliation for new U.S. tariffs. These actions could, in turn, result in additional tariffs being adopted by the U.S. These conditions and future actions could have a significant adverse effect on world trade and the world economy.

Our Quench business generates revenue from the rental and sale of filtered water coolers and other products that use filtered water as an input, such as ice machines, sparkling water dispensers and coffee brewers, to customers across the United States. We purchase our systems from a variety of manufacturers, both in the United States and overseas. As a result of the changes in world trade described above, we have experienced, and may experience further, increased costs for goods imported into the U.S. or make adjustments to our supply chain. Either of these could require us to increase prices to our customers, which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold. We continue to evaluate the impact of these trade policies and actions on our supply chain and to consider appropriate responses in our sourcing of products. We cannot predict future trade policy or the terms of any renegotiated trade agreements and their impacts on our business. The adoption or expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could adversely impact our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on October 6, 2016 pursuant to Rule 424(b)(4) under the Securities Act. On June 1, 2017, we used $1.9 million of the proceeds to acquire substantially all of the assets of Pure Water Innovations, Inc. On August 2, 2017, we used $0.8 million of the proceeds to acquire substantially all of the assets and assume certain liabilities of Quench Water Canada, Inc. On September 8, 2017 we used $6.9 million of the proceeds to acquire substantially all of the assets and assume certain liabilities of Wellsys USA Corporation.  On January 15, 2018, we used $1.6 million of the proceeds to acquire substantially all the assets and assume certain liabilities of both Clarus Services Inc. and Watermark USA LLC.  On March 1, 2018, we used $5.1 million of the proceeds to acquire substantially all the water filtration assets and assumed certain liabilities of Wa-2 Water Company Ltd. On April 2, 2018, we used $0.6 million of the proceeds to acquire substantially all the assets and assume certain liabilities of JMS Group, Inc., d/b/a Aqua Coolers.  On June 4, 2018, we used $5.4 million of the proceeds to acquire substantially all the assets and assume certain liabilities of La Ferla Group LLC, d/b/a Avalon Water.

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

AquaVenture Holdings Limited

Date: August 8, 2018	By:	/s/ LEE S. MULLER
Lee S. Muller
Chief Financial Officer (Principal Financial Officer)