Form 10-Q
period 2018-09-30
AquaVenture Holdings Ltd
filed 2018-11-07
CIK 1422841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☒
Non-accelerated filer ☐	Smaller reporting company	☒
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

The total number of ordinary shares outstanding as of November 5, 2018 was 26,731,120.

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2018

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	September 30,	December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$93,617	$118,090
Restricted cash	2,000	—
Trade receivables, net of allowances of $782 and $1,045, respectively	19,497	19,593
Inventory	9,703	8,228
Current portion of long-term receivables	6,257	6,878
Prepaid expenses and other current assets	3,855	3,874
Total current assets	134,929	156,663
Property, plant and equipment, net	114,969	112,771
Construction in progress	9,773	10,437
Restricted cash	3,637	4,269
Long-term receivables	39,823	43,796
Other assets	5,139	4,307
Deferred tax asset	3,157	38
Intangible assets, net	129,333	122,169
Goodwill	108,244	99,495
Total assets	$549,004	$553,945
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,425	$3,508
Accrued liabilities	12,763	12,837
Current portion of long-term debt	6,400	6,483
Deferred revenue	3,412	2,454
Total current liabilities	27,000	25,282
Long-term debt	164,719	167,772
Deferred tax liability	5,502	5,266
Other long-term liabilities	11,757	11,429
Total liabilities	208,978	209,749
Commitments and contingencies (see Note 9)
Shareholders' Equity
Ordinary shares, no par value, 250,000 shares authorized; 26,600 and 26,482 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	578,506	568,593
Accumulated other comprehensive income	(101)	(17)
Accumulated deficit	(238,379)	(224,380)
Total shareholders' equity	340,026	344,196
Total liabilities and shareholders' equity	$549,004	$553,945

See accompanying notes to the unaudited condensed consolidated financial statements.

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Bulk water	$14,626	$12,972	$42,682	$39,551
Rental	16,261	13,428	45,041	39,238
Financing	985	1,118	3,048	3,451
Other	4,952	2,259	13,012	6,318
Total revenues	36,824	29,777	103,783	88,558
Cost of revenues:
Bulk water	6,771	5,975	20,021	20,415
Rental	7,130	6,083	20,240	17,508
Other	3,256	1,385	8,624	3,692
Total cost of revenues	17,157	13,443	48,885	41,615
Gross profit	19,667	16,334	54,898	46,943
Selling, general and administrative expenses	20,826	18,430	59,689	53,040
Loss from operations	(1,159)	(2,096)	(4,791)	(6,097)
Other expense:
Interest expense, net	(3,396)	(2,942)	(10,000)	(8,303)
Other expense, net	(228)	(1,453)	(520)	(1,728)
Loss before income tax expense	(4,783)	(6,491)	(15,311)	(16,128)
Income tax expense (benefit)	(2,051)	797	(1,312)	2,451
Net loss	(2,732)	(7,288)	(13,999)	(18,579)
Other comprehensive income:
Foreign currency translation adjustment	106	(13)	(84)	(13)
Comprehensive loss	$(2,626)	$(7,301)	$(14,083)	$(18,592)

Loss per share – basic and diluted	$(0.10)	$(0.28)	$(0.53)	$(0.70)

Weighted-average shares outstanding – basic and diluted	26,590	26,441	26,544	26,414

See accompanying notes to the unaudited condensed consolidated financial statements.

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(13,999)	$(18,579)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,761	21,776
Share-based compensation expense	10,002	9,052
Provision for bad debts	695	450
Deferred income tax provision	(2,882)	1,736
Inventory adjustment	253	153
Loss on extinguishment of debt	—	1,389
Loss on disposal of assets	1,506	884
Amortization of debt financing fees	712	624
Other	38	97
Change in operating assets and liabilities:
Trade receivables	236	(2,312)
Inventory	(1,407)	(1,766)
Prepaid expenses and other current assets	142	(1,146)
Long-term receivable	4,596	4,674
Other assets	(2,643)	(2,017)
Current liabilities	(253)	(45)
Long-term liabilities	291	(398)
Net cash provided by operating activities	22,048	14,572
Cash flows from investing activities:
Capital expenditures	(12,930)	(11,245)
Net cash paid for acquisition of assets or business	(27,097)	(9,921)
Other	16	22
Net cash used in investing activities	(40,011)	(21,144)
Cash flows from financing activities:
Proceeds from long-term debt	—	150,000
Payments of long-term debt	(4,975)	(117,028)
Payment of debt financing fees	(71)	(3,579)
Payments related to debt extinguishment	—	(433)
Proceeds from exercise of stock options	86	49
Shares withheld to cover minimum tax withholdings on equity awards	(307)	(356)
Proceeds from the issuance of Employee Stock Purchase Plan shares	132	75
Issuance costs from issuance of ordinary shares in IPO	—	(1,169)
Net cash (used in) provided by financing activities	(5,135)	27,559
Effect of exchange rates on cash, cash equivalents and restricted cash	(7)	1
Change in cash, cash equivalents and restricted cash	(23,105)	20,988
Cash, cash equivalents and restricted cash at beginning of period	122,359	101,395
Cash, cash equivalents and restricted cash at end of period	$99,254	$122,383

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

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, certain information and footnotes normally required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the Company’s unaudited condensed consolidated balance sheet as of September 30, 2018, the unaudited condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2018 and 2017 and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017. The unaudited condensed consolidated balance sheet as of December 31, 2017 was based on the audited consolidated balance sheet as of December 31, 2017, as presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 but restated for adoption of new accounting guidance which is further explained in the “Adoption of New Accounting Pronouncements” section below.

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

Certain contracts with customers which require the construction of facilities to provide bulk water to a specific customer include two performance obligations, including an implicit lease for the bulk water facilities and bulk water services, a non-lease component related to O&M services. The implicit lease performance obligation is generally accounted for as an operating lease as a result of the provisions of the contract. The Company considers the implicit lease and bulk water services a single performance obligation and the calculated transaction price can include, if applicable, contractual minimum monthly charges and the expected amount of variable consideration to the extent it is probable that a significant reversal of the cumulative revenues will not occur. The variable consideration generally includes the amount of water in excess of contractual minimum volumes, if applicable, or the amount of water expected to be supplied and contractually established rates. The revenue recognition pattern for both the lease and non-lease components are the same, with revenues being recognized ratably over the contract period as delivered to the customer. Revenues generated from both the lease and non-lease performance obligations are recorded as bulk water revenue within the consolidated statements of operations and comprehensive income.

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

Contract acquisition costs consist of incremental costs incurred by the Company to originate contracts with customers. Contract acquisition costs, which generally include commissions and other costs that are only incurred as a result of obtaining a contract, are capitalized when the incremental costs are expected to be recovered over the contract period. All other costs incurred regardless of obtaining a contract are expensed as incurred. Contract acquisition costs are amortized over the period the costs are expected to contribute directly or indirectly to future cash flows, which is generally over the contract term, on a basis consistent with the transfer of goods or services to the customer to which the costs relate. There were no contract acquisition costs as of September 30, 2018 and December 31, 2017.

Deferred lease costs consist of initial direct costs incurred by the Company to originate leases, which generally include water filtration and related equipment by the Quench operating platform. The costs capitalized are directly related to the negotiation and execution of leases and primarily consist of internal compensation and benefits as lease origination activities are performed internally by the Company. Deferred lease costs are amortized on a straight‑line basis over the lease term. Deferred lease costs, net as of September 30, 2018 and December 31, 2017 were $3.6 million and $3.2 million, respectively and are recorded in other assets in the consolidated balance sheets.

Contract fulfillment costs consist of costs incurred by the Company to fulfill a contract with a customer and are capitalized when the costs generate or enhance resources that will be used in satisfying future performance obligations of the contract and the costs are expected to be recovered. Contract fulfillment costs capitalized generally include contracted services, direct labor, materials, and allocable overhead directly related to resources required to fulfill the contract. Contract fulfillment costs are amortized over the period the costs are expected to contribute directly or indirectly to future cash flows, which is generally over the contract term, on a basis consistent with the transfer of good or services to the customer to which the costs relate. Contract fulfillment costs, net as of September 30, 2018 and December 31, 2017 were $1.3 million and $0.8 million, respectively, and are recorded in other assets in the consolidated balance sheets.

Contract costs are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company had no impairment charges related to contract costs during the three and nine months ended September 30, 2018.

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

For periods prior to January 1, 2018, the Company restated both the consolidated financial statements and the materially impacted notes to the consolidated financial statements for the Adopted Revenue Guidance. The impacts to the previously reported results are as follows (in thousands, except per share amounts):

	December 31, 2017
Consolidated balance sheets	As Reported	As Adjusted
Current portion of long-term receivables	$—	$6,878
Prepaid expenses and other current assets	8,789	3,874
Long-term contract costs	80,865	—
Deferred tax asset	—	38
Long-term receivables	—	43,796
Other assets	39,815	4,307
Intangible assets, net	52,298	122,169
Deferred tax liability	5,700	5,266
Other long-term liabilities	3,749	11,429
Accumulated deficit	(216,429)	(224,380)
Shareholders' equity	352,147	344,196

	Three Months Ended September 30, 2017
Consolidated statements of operations and comprehensive income	As Reported	As Adjusted
Revenues	$29,893	$29,777
Cost of revenues	15,372	13,443
Gross profit	14,521	16,334
Selling, general and administrative expenses	17,734	18,430
Loss from operations	(3,213)	(2,096)
Other expense:
Interest expense, net	(2,055)	(2,942)
Other expense, net	(1,453)	(1,453)
Loss before income tax expense	(6,721)	(6,491)
Income tax expense	846	797
Net loss	$(7,567)	$(7,288)

Loss per share - basic and diluted	$(0.29)	$(0.28)

	Nine Months Ended September 30, 2017
Consolidated statements of operations and comprehensive income	As Reported	As Adjusted
Revenues	$88,794	$88,558
Cost of revenues	47,103	41,615
Gross profit	41,691	46,943
Selling, general and administrative expenses	50,964	53,040
Loss from operations	(9,273)	(6,097)
Other expense:
Interest expense, net	(5,574)	(8,303)
Other expense, net	(1,728)	(1,728)
Loss before income tax expense	(16,575)	(16,128)
Income tax expense	2,645	2,451
Net loss	$(19,220)	$(18,579)

Loss per share - basic and diluted	$(0.73)	$(0.70)

In addition, the impacts to the consolidated statements of cash flows for the nine months ended September 30, 2017 included a reduction to net cash provided by operating activities of $0.7 million and an increase to net cash used in investing activities of $0.7 million.

New Accounting Pronouncements to be Adopted

In August 2018, the FASB issued authoritative guidance regarding implementation costs incurred in a cloud computing arrangement that is a service contract. This guidance will be effective for annual reporting periods beginning on or after December 15, 2019, including interim periods within those annual periods, and early adoption is permitted. The Company is currently evaluating the potential impact of the accounting and disclosure requirements on the consolidated financial statements.

In February 2016, the FASB issued authoritative guidance regarding leases that requires lessees to recognize a lease liability and right‑of‑use asset for operating leases, with the exception of short‑term leases. In addition, lessor accounting was modified to align, where necessary, with lessee accounting modifications and the authoritative guidance regarding revenue from contracts with customers. Throughout 2018, the FASB has issued additional authoritative guidance which, among other things, provided an option to apply transition provisions under the standard at adoption date rather than the earliest comparative period presented as well as added a practical expedient that would permit lessors to not separate non-lease components from the associated lease components if certain conditions are met. These amendments will be effective, in conjunction with the new lease standard, for annual reporting periods beginning on or after December 15, 2018, including interim periods within those annual periods, and early adoption is permitted. During the fourth quarter of 2017, the Company decided to forego early adoption and has decided to adopt the standard on January 1, 2019. The Company will adopt on a modified retrospective basis, with the cumulative effect of transition as of the effective date of adoption.

The Company concluded that it will elect the package of practical expedients provided for within the authoritative guidance which exempts the Company from having to reassess: (i) whether expired or existing contracts contain leases, (ii) the lease classification for expired or existing leases, and (iii) initial direct costs for existing leases. In addition, the Company concluded that it will elect the practical expedient that permits lessors to not separate non-lease components from the associated lease components if certain conditions are met. Lastly, the Company will utilize the short-term exemption for lessees and establish an accounting policy to not recognize a right-of-use asset or lease liability for any lease with a term of less than 12 months. Although the Company is still performing its evaluation, it does not expect to elect any of the other practical expedients.

Lessee accounting - The Company expects the adoption will have a material impact on the consolidated balance sheet, including an increase to both assets and liabilities, as a result of the recognition of a right-of-use asset and corresponding lease liability for operating leases. As the Company will make a policy election for the short-term lease exemption, a right-of-use asset and corresponding lease liability will only be recorded for leases with expected terms of more than 12 months. The Company does not expect the adoption will have a material impact on the consolidated statements of operations and comprehensive income for situations which the Company is a lessee. While the Company is nearing the completion of its assessment of the adoption of the authoritative guidance for lessees, it is still assessing the inputs to the right-of-use asset and corresponding lease liability calculations. As a result, the Company has not yet quantified the cumulative effect adjustment to be recorded on January 1, 2019. The Company expects to finalize its assessment and provide the expected impact during the fourth quarter of 2018.

Lessor accounting - As the Company has elected the transitional practical expedients for leases, the Company does not expect any material impacts to the consolidated financial statements for leases in situations which the Company is a lessor and the lease commenced prior to January 1, 2019. The Company is still assessing the impacts of the authoritative guidance and establishing its policies for costs incurred for the acquisition and fulfillment of the lease contracts, including commissions and installation costs. While the Company is nearing the completion of its assessment of the adoption of the authoritative guidance for lessors, it has not yet quantified the cumulative effect adjustment to be recorded on January 1, 2019. The Company expects to finalize its assessment and provide the expected impact during the fourth quarter of 2018.

Reclassification

The Company has historically classified the receipt of principal on long-term receivables as a  cash inflow from investing activities in the consolidated statements of cash flows. During the first quarter of 2018, the Company reclassified the receipt of principal on long-term receivables as a cash inflow from operating activities in the consolidated statements of cash flows. The Company believes the change in classification is preferable as the presentation of the collection of principal on long-term receivables as a cash inflow from operating activities more clearly reflects cash received from the Company’s core operating activities as long-term receivables. In addition, the reclassification is expected to improve transparency of cash flows generated from existing operations. This reclassification, which has been applied retrospectively to all periods prior to January 1, 2018, did not result in a change to the consolidated balance sheets, or the consolidated statements of operations and comprehensive income, or any component therein, including loss from operations, comprehensive income, current assets, total assets or shareholders’ equity. In the consolidated statements of cash flows for the nine months ended September 30, 2017, the Company reclassified $3.4 million of principal collected on long-term receivables from cash flows from investing activities to cash flows from operating activities. Inclusive of both the impacts for the Adopted Revenue Guidance noted previously and the reclassification of the principal collected on long-term receivables, net cash provided from operating activities for the nine months ended September 30, 2017 was adjusted to $14.6 million from $11.9 million and net cash used in investing activities for the nine months ended September 30, 2017 was adjusted to $(21.1) million from $(18.4) million. Cash equivalents and restricted cash at September 30, 2017 remained unchanged.

3. Business Combinations and Asset Acquisitions

Business Combinations

Alpine Water Systems, LLC

On August 6, 2018, Quench acquired substantially all the assets and assumed certain liabilities of Alpine Water Systems, LLC (“Alpine”), a POU water filtration company based in Las Vegas, Nevada, pursuant to an asset purchase agreement (“Alpine Acquisition”). The aggregate purchase price, subject to working capital adjustments, of the Alpine Acquisition was $15.2 million, including $14.6 million in cash, $0.4 million payable on August 6, 2020, and $0.2 million of acquisition contingent consideration. The acquisition contingent consideration is recorded at its estimated fair value with the ultimate payout based upon the future performance of the acquired assets. The undiscounted range of outcomes for the acquisition contingent consideration is $0 to $0.3 million. In addition, the asset purchase agreement includes contingent payments with the ultimate payout based upon the future performance of the acquired assets. The contingent payments are automatically forfeited if the employment of certain selling shareholders terminates. The Company has determined that the contingent payments will be postcombination compensation expense, which will be accreted to their estimated payout amount of $0.6 million throughout the substantive service period. The undiscounted range of outcomes for the postcombination compensation payout amount is $0 to $1.1 million. The assets acquired consist primarily of in-place lease agreements and the related POU systems in the United States and Canada.

Related transaction costs incurred by the Company during both the three and nine months ended September 30, 2018 were $0.2 million, which were expensed as incurred within selling, general and administrative (“SG&A”) expenses in the consolidated statements of operations and comprehensive income.

The Quench business completed the asset acquisition to expand its installed base of POU systems.

The following table summarizes the preliminary purchase price allocated to the fair value of assets acquired, including intangibles recorded in conjunction with the business combination, and liabilities assumed (in thousands):

Assets acquired:
Trade receivables	$506
Inventory	141
Property, plant and equipment	1,779
Identified intangible assets	7,240
Goodwill	6,538
Total assets acquired	16,204
Liabilities assumed:
Accounts payable and accrued liabilities	(479)
Deferred revenue	(565)
Total liabilities assumed	(1,044)
Total purchase price	$15,160

Due primarily to the timing of the acquisition and the complexities involved with determining fair value of the intangible assets acquired, the Company has not yet completed the valuations of the identified intangibles. The preliminary purchase price allocation has been developed based on preliminary estimates of fair values using the historical financial statements of Alpine prior to the acquisition along with assumptions made by management. Although the Company does not expect the final allocation to vary significantly, there may be adjustments made to the purchase price allocation that could result in changes to the preliminary fair values allocated, assigned useful lives and associated amortization recorded.

Goodwill is composed of synergies not valued, is deductible for tax purposes and is recorded within the Quench reporting unit.

The results of the operations of the acquired Alpine assets are included in the Quench reportable segment from the date of acquisition. The resulting amount of revenues and net loss included in the consolidated statements of operations and comprehensive income since acquisition were approximately $0.9 million and $0.1 million, respectively.

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

Related transaction costs incurred by the Company during the three and nine months ended September 30, 2018 were $0 and $0.1 million, respectively, which were expensed as incurred within SG&A expenses in the consolidated statements of operations and comprehensive income.

The Quench business completed the Wa-2 Acquisition to expand its installed base of POU systems in Canada.

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

As of September 30, 2018, the purchase price allocated to the fair value of assets acquired, including intangibles recorded in conjunction with the business combination, and liabilities assumed remains preliminary. During the second quarter of 2018, the Company updated its allocation of the purchase price to the assets acquired and liabilities assumed. The assets and liabilities in the purchase price allocation are stated at fair value based on estimates of fair value using available information and making assumptions management believes are reasonable. Intangibles identified and valued related to the transaction include customer relationships, trade names and non-compete agreements. The fair value of the customer relationships was determined using the multi-period excess earnings method which is based on the present value of expected cash flows generated by the revenues under the contract with the customer using a discount rate of 12.9%. The fair value of the trade names was determined using the relief from royalty method which is based on the present value of royalty fees derived from projected revenues using a discount rate of 12.9%. The fair value of the non-compete agreements was determined using the comparative business valuation method which is based on the present value of potential revenue loss using a discount rate of 12.9%. The Company determined the weighted average useful life at the date of valuation for the customer relationships, trade names and non-compete agreements to be 20 years, 12 years, and 5 years, respectively.

There was not a material impact on the amortization expense recorded during the three and nine months ended September 30, 2018 as a result of the updates made to the purchase price allocation.

Goodwill is composed of synergies not valued, is deductible for tax purposes and is recorded within the Quench reporting unit.

The results of the operations of the acquired Wa-2 assets are included in the Quench reportable segment after the date of acquisition. The resulting amount of revenues and net income included in the consolidated statements of operations and comprehensive income since acquisition were $1.3 million and $0.1 million, respectively.

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

There were no related transaction costs incurred by the Company during the three and nine months ended September 30, 2018. Related transaction costs incurred by the Company during the three and nine months ended September 30, 2017 were $21 thousand, which were expensed as incurred within SG&A expenses in the consolidated statements of operations and comprehensive income.

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

Pro Forma Financial Information

The following unaudited pro forma financial information (in thousands, except for per share amounts) for the Company gives effect to the acquisitions of Alpine, Wa-2 and Wellsys, which occurred on August 6, 2018, March 1, 2018 and September 8, 2017, respectively, as if they had occurred on January 1, 2017. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred on the date indicated, or that may result in the future.

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues	$37,273	$31,584	$107,318	$95,060
Net loss	$(2,802)	$(7,046)	$(14,461)	$(17,758)
Loss per share	$(0.11)	$(0.27)	$(0.54)	$(0.67)

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

The purchase price for this acquisition was approximately $5.4 million, including $5.2 million in cash and $0.2 million payable on the one-year anniversary of the transaction that is subject to adjustment.

The revenues and related expenses from the acquired in-place lease agreements are included in the Quench reportable segment from the date of acquisition. The Quench business completed the Avalon asset acquisition to expand its installed base of POU systems in the United States.

Related transaction costs incurred by the Company in connection with this acquisition during the three and nine months ended September 30, 2018 were $0 and $14 thousand, respectively.

 The following table summarizes the preliminary amounts for the Avalon acquisition which were allocated to the fair value of aggregated net assets acquired (in thousands):

Trade receivables	$108
Property, plant and equipment	704
Inventory	13
Customer relationships	4,349
Non-compete agreements	413
Deferred revenue	(153)
Net assets acquired	$5,434

During the third quarter of 2018, the Company updated its allocation of the purchase price to the assets acquired and liabilities assumed. The assets and liabilities in the purchase price allocation are stated at fair value based on estimates of fair value using available information and making assumptions management believes are reasonable. Intangibles identified and valued related to the transaction include customer relationships and non-compete agreements. The fair value of the customer relationships was determined using the multi-period excess earnings method which is based on the present value of expected cash flows generated by the revenues under the contract with the customer using a discount rate of 12.1%. The fair value of the non-compete agreements was determined using the comparative business valuation method which is based on the present value of potential revenue loss using a discount rate of 12.1%. The Company determined the weighted average useful life at the date of valuation for the customer relationships and non-compete agreements to be 17 years and 5 years, respectively.

There was not a material impact on the amortization expense recorded during the three and nine months ended September 30, 2018 as a result of the updates made to the purchase price allocation.

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

The aggregate purchase price for these three acquisitions was approximately $2.2 million, including $2.1 million in cash and $0.1 million payable on the one-year anniversary of the transactions that is subject to adjustment.

The revenues and related expenses from the acquired in-place lease agreements are included in the Quench reportable segment from the date of acquisition. The Quench business completed the Clarus, Watermark and Aqua Coolers asset acquisitions to expand its installed base of POU systems in the United States.

Related transaction costs incurred by the Company in connection with these acquisitions during the three and nine months ended September 30, 2018 were $0 and $41 thousand, respectively.

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

4. Revenue

Disaggregation of Revenue

The following table represents a disaggregation of revenue for the three and nine months ended September 30, 2018 and 2017, along with the reportable segment for each category (in thousands):

		Three months ended		Nine months ended
		September 30,		September 30,
	Segment	2018	2017	2018	2017
Bulk water
Water delivery	Seven Seas Water	$9,242	$8,301	$26,773	$25,276
Operating and maintenance	Seven Seas Water	5,384	4,671	15,909	14,275
Total Bulk water		14,626	12,972	42,682	39,551
Rental	Quench	16,261	13,428	45,041	39,238
Financing	Seven Seas Water	985	1,118	3,048	3,451
Other
Sale of water and related filtration equipment, coffee and consumables	Quench	4,773	2,099	12,647	5,914
Services on water and related filtration equipment	Quench	179	160	365	404
Total Other		4,952	2,259	13,012	6,318
Total revenues		$36,824	$29,777	$103,783	$88,558

Total Seven Seas Water revenues		$15,611	$14,090	$45,730	$43,002
Total Quench revenues		$21,213	$15,687	$58,053	$45,556

Contract Assets and Liabilities

Contract assets include amounts related to our contractual right to consideration for completed performance obligations not yet invoiced. Contract liabilities include payments received in advance of performance under the contract or for differences between the amount billed to a customer and the revenue recognized for the completed performance obligation.

The following table provides information about contract assets and contract liabilities from contracts with customers (in thousands) at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
Contract assets
Trade receivables, net	$19,497	$19,593
Current portion of long-term receivables	6,257	6,878
Long-term receivables	39,823	43,796
Total contract assets	$65,577	$70,267

Contract liabilities
Deferred revenue, current	$3,412	$2,454
Deferred revenue, non-current	10,642	10,351
Total contract liabilities	$14,054	$12,805

Significant changes in the contract asset and the contract liability balances during the period are as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2018		September 30, 2018
	Contract assets increase/(decrease)	Contract liabilities (increase)/decrease	Contract assets increase/(decrease)	Contract liabilities (increase)/decrease
Revenue recognized that was included in the contract liability balance at January 1, 2018	$—	$323	$—	$3,360
Deferred revenue acquired during the period	$—	$(714)	$—	$(1,093)

The Company had no asset impairment charges related to contract assets during the three and nine months ended September 30, 2018.

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

Remainder of 2018	$24,653
2019	$82,255
2020	$59,963
2021	$50,473
2022	$46,312
Thereafter	$347,973

The amounts presented in the table above primarily consist of bulk water sales and service, service concession arrangements, the rental of water filtration and related equipment and services on water and related filtration equipment. The transaction price for bulk water sales and service and service concession arrangements are based on contractual minimum monthly charges and the expected amount of variable consideration related to the amount of water in excess of contractual minimum volumes, if applicable, or the amount of water expected to be supplied and the contractual rates. The remaining performance obligations to be performed generally include the delivery of bulk water or performance of O&M services with revenues being recognized as the remaining performance obligations are delivered to the customer. The transaction price for rental of water filtration and related equipment and services on water and related filtration equipment are based on the rental or service rates as stated within the agreements. The remaining performance obligations to be performed generally include the continued rental of the water filtration and related equipment or the performance of services with revenues being recognized as the remaining performance obligations are delivered to the customer.

5. Fair Value Measurements

At September 30, 2018 and December 31, 2017, the Company had the following assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets:

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

There were no transfers into or out of Level 1, 2 or 3 assets during the three and nine months ended September 30, 2018. Transfers between levels are deemed to have occurred if the lowest level of input were to change.

The Company’s fair value measurements as of September 30, 2018 and December 31, 2017 were as follows (in thousands):

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Asset/	for Identical	Observable	Unobservable
Assets/Liabilities Measured at Fair Value	(Liability)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
As of September 30, 2018
Recurring basis:
Money market funds	$22,508	$22,508	$—	$—
U.S. Treasury securities	$45,749	$45,749	$—	$—
Acquisition contingent consideration	$(149)	$—	$—	$(149)
As of December 31, 2017
Recurring basis:
Money market funds	$11,333	$11,333	$—	$—
U.S. Treasury securities	$83,999	$83,999	$—	$—

See Note 9—“Commitments and Contingencies” for changes in the estimated fair value and additional information on the acquisition contingent consideration.

6. Other Intangible Assets

The gross and net carrying values of other intangible assets by major intangible asset class as of September 30, 2018 and December 31, 2017 were as follows (in thousands):

	September 30, 2018
	Gross Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Definite-lived intangible assets
Customer relationships	$122,034	$(31,938)	$90,096
Off-market contract intangibles	39,800	(8,473)	31,327
Trade names	6,783	(1,073)	5,710
Non-compete agreements	2,125	(350)	1,775
Other	240	(88)	152
Indefinite-lived intangible assets
Trade names	273	—	273
Total	$171,255	$(41,922)	$129,333

	December 31, 2017
	Gross Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Definite-lived intangible assets
Customer relationships	$107,798	$(25,054)	$82,744
Off-market contract intangibles	39,800	(6,544)	33,256
Trade names	6,093	(818)	5,275
Non-compete agreements	582	(175)	407
Other	242	(28)	214
Indefinite-lived intangible assets
Trade names	273	—	273
Total	$154,788	$(32,619)	$122,169

Amortization expense for these intangible assets for the three months ended September 30, 2018 and 2017 was 3.3 million and $1.4 million, respectively, of which $0.6 million and $0.6 million, respectively, was recorded as contra-revenue within the consolidated statements of operations and comprehensive income.

Amortization expense for these intangible assets for the nine months ended September 30, 2018 and 2017 was $9.3 million and $7.9 million, respectively, of which $1.9 million and $1.9 million, respectively, was recorded as contra-revenue within the consolidated statements of operations and comprehensive income.

Amortization expense for these intangible assets for the remainder of 2018, 2019, 2020, 2021 and 2022 is expected to be $3.4 million, $13.3 million, $12.7 million, $12.1 million and $11.6 million, respectively.

There was no impairment expense related to other intangible assets recorded during the three and nine months ended September 30, 2018 and 2017.

7. Share‑Based Compensation

AquaVenture Equity Awards

The AquaVenture Holdings Limited 2016 Share Option and Incentive Plan (the “2016 Plan”), allows for the issuance of incentive share options, non-qualified share options, share appreciation rights, restricted share units, restricted share awards, unrestricted share awards, cash-based awards, performance share awards and dividend equivalent rights to officers, employees, managers, directors and other key persons, including consultants to the Company. The aggregate number of ordinary shares initially authorized for issuance, subject to adjustment upon a change in capitalization, under the 2016 Plan was 5.0 million shares. The shares authorized for issuance increase annually by 4% of the number of ordinary shares issued and outstanding on the immediately preceding December 31. As of September 30, 2018, the number of ordinary shares authorized for issuance under the 2016 Plan was  7.1 million shares.

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

During the nine months ended September 30, 2018, the Company granted 0.4 million restricted share units. Substantially all of the granted restricted share units have a time-based vesting schedule of four years, primarily with 25% vesting on the first anniversary of the date of grant and the remaining 75% vesting quarterly over the remaining three years. The fair market value of restricted share units is determined based on the closing share price of the Company’s ordinary shares on the date of grant and is amortized on a straight-line basis over the requisite service period. The aggregate grant date fair value of the awards granted during the nine months ended September 30, 2018 was $6.3 million.

Employee Stock Purchase Plan

Under the 2016 Employee Stock Purchase Plan (“2016 ESPP”), the Company offers eligible employee participants the right to purchase the Company’s ordinary shares at a price equal to the lesser of 85 percent of the closing market price on the first or last day of an established offering period. Under the 2016 ESPP, 10 thousand shares were sold to eligible employees during the nine months ended September 30, 2018. Share-based compensation expense is recognized based on the fair value of the employees’ purchase rights under the 2016 ESPP and is amortized on a straight-line basis over the offering period. As of September 30, 2018, the number of ordinary shares authorized for issuance under the 2016 ESPP was 0.7 million.

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

Share-based compensation expense for the phantom share units issued in lieu of the cash retainers is recognized on the date of grant, while share-based compensation expense for the phantom share units issued in lieu of the restricted units is recognized over the requisite service period, which is typically 12 months.

During the nine months ended September 30, 2018, the Company granted approximately 46 thousand phantom shares to Eligible Directors,  including 37 thousand phantom shares subject to a 12 month vesting period and 9 thousand phantom shares that are immediately vested.  The aggregate grant date fair value of the awards granted during the nine months ended September 30, 2018 was $0.6 million. At September 30, 2018, approximately 51 thousand phantom shares remained outstanding.

Share‑Based Compensation Expense

Total share‑based compensation expense recognized for all equity awards during the three months ended September 30, 2018 and 2017 was $3.4 million and $3.1 million, respectively. For the three months ended September 30, 2018, $3.3 million and $0.1 million were recorded in SG&A and cost of revenues, respectively, within the consolidated statements of operations and comprehensive income. For the three months ended September 30, 2017, $3.0 million and $0.1 million were recorded in SG&A and cost of revenues, respectively, within the consolidated statements of operations and comprehensive income.

Total share-based compensation expense recognized for all equity awards during the nine months ended September 30, 2018 and 2017 was $10.0 million and $9.1 million, respectively. For the nine months ended September 30, 2018, $9.8 million and $0.2 million were recorded in SG&A and cost of revenues, respectively, within the consolidated statements of operations and comprehensive income. For the nine months ended September 30, 2017, $8.8 million and $0.3 million were recorded in SG&A and cost of revenues, respectively, within the consolidated statements of operations and comprehensive income.

There was no related tax benefit for the three or nine months ended September 30, 2018 and 2017.

8. Loss per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) attributable to ordinary shareholders for the period by the weighted-average number of ordinary shares outstanding during the same period. Basic weighted-average shares outstanding excludes unvested shares of restricted share awards, restricted share units and phantom share units. Diluted earnings (loss) per share is computed by dividing net earnings (loss) attributable to ordinary shareholders for the period by the weighted-average number of ordinary shares outstanding adjusted to give effect to potentially dilutive securities using the treasury stock method, except where the effect of including the effect of such securities would be anti-dilutive.

The following table provides information for calculating net loss applicable to ordinary shareholders (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(2,732)	$(7,288)	$(13,999)	$(18,579)

Denominator:
Weighted-average ordinary shares outstanding - basic and diluted	26,590	26,441	26,544	26,414

Loss per share - basic and diluted	$(0.10)	$(0.28)	$(0.53)	$(0.70)

Given that the Company had a net loss for the three and nine months ended September 30, 2018 and 2017, the calculation of diluted loss per share is computed using basic weighted average ordinary shares outstanding.

Approximately 4.1 million weighted-average outstanding share awards for both the three and nine months ended September 30, 2018, respectively, were excluded from the calculation of diluted earnings per share because their effect was antidilutive. Approximately 3.9 million weighted-average outstanding share awards for both the three and nine months ended September 30, 2017 were excluded from the calculation of diluted earnings per share because their effect was antidilutive.

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

During the three months ended September 30, 2018 and 2017, the Company recorded accretion expense of $13 thousand and $13 thousand, respectively. During the nine months ended September 30, 2018 and 2017, the Company recorded accretion expense of $38 thousand and $37 thousand, respectively. No valuation adjustments were recorded during the three or nine months ended September 30, 2018 and 2017.

At both September 30, 2018 and December 31, 2017, the current portion of the ARO liabilities was $26 thousand and was recorded in accrued liabilities in the consolidated balance sheets. At both September 30, 2018 and December 31, 2017, the long‑term portion of the ARO liabilities was $1.1 million and was recorded in other long‑term liabilities in the consolidated balance sheets.

Acquisition Contingent Consideration

Acquisition contingent consideration represents the additional purchase price that is contingent on the future performance of an acquired business. The acquisition contingent consideration was derived in connection with the Alpine Acquisition.

A reconciliation of the beginning and ending amounts of the acquisition contingent consideration is as follows (in thousands):

Nine Months Ended
September 30,
2018
Acquisition contingent consideration at beginning of year	$—
Acquired during the period	149
Acquisition contingent consideration at end of year	$149

At September 30, 2018, the entire $149 thousand was deemed current and was recorded in accrued liabilities in the consolidated balance sheets.

The acquisition contingent consideration liabilities were recorded at fair value as of September 30, 2018 based on a Monte Carlo Simulation which utilizes unobservable inputs, including forecasted revenues. Any change in the valuation of the acquisition contingent consideration will be recorded as a valuation adjustment within SG&A expenses in the consolidated statements of operations and comprehensive income. There was no change in fair value for the three and nine months ended September 30, 2018.

Litigation, Claims and Administrative Matters

The Company, may, from time to time, be a party to legal proceedings, claims, and administrative matters that arise in the normal course of business. The Company has made accruals with respect to certain of these matters, where appropriate, that are reflected in the consolidated financial statements but are not, individually or in the aggregate, considered material. For other matters for which an accrual has not been made, the Company has not yet determined that a loss is probable or the amount of loss cannot be reasonably estimated. While the ultimate outcome of the matters cannot be determined, the Company currently does not expect that these proceedings and claims, individually or in the aggregate, will have a material effect on its consolidated financial position, results of operations, or cash flows. The outcome of any litigation is inherently uncertain, however, and if decided adversely to the Company, or if the Company determines that settlement of particular litigation is appropriate, the Company may be subject to liability that could have a material adverse effect on its consolidated financial position, results of operations, or cash flows. The Company maintains liability insurance in such amounts and with such coverage and deductibles as management believes is reasonable. The principal liability risks that the Company insures against are customer lawsuits caused by damage or nonperformance, workers’ compensation, personal injury, bodily injury, property damage, directors’ and officers’ liability, errors and omissions, employment practices liability and fidelity losses. There can be no assurance that the Company’s liability insurance will cover any or all events or that the limits of coverage will be sufficient to fully cover all liabilities. As of September 30, 2018, the Company determined there are no matters for which a material loss is reasonably possible or the Company has either determined that the range of loss is not reasonably estimable or that any reasonably estimable range of loss is not material to the consolidated financial statements.

10. Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Nine Months Ended
	September 30,
	2018	2017
Cash paid during the period:
Income taxes, net	$1,631	$1,138
Interest, net	$9,325	$8,381
Non-Cash Transaction Information:
Non-cash capital expenditures	$1,331	$606
Unpaid debt financing costs	$—	$111

The components of total ending cash for the periods presented in the consolidated statement of cash flows are as follows (in thousands):

	As of
	September 30,
	2018	2017
Cash and cash equivalents	$93,617	$118,070
Restricted cash, current	2,000	166
Restricted cash, non-current	3,637	4,147
Cash, cash equivalents and restricted cash	$99,254	$122,383

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

The following table provides information by reportable segment and a reconciliation to the consolidated results for the three months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30, 2018				Three Months Ended September 30, 2017
	Seven Seas		Corporate		Seven Seas		Corporate
	Water	Quench	& Other	Consolidated	Water	Quench	& Other	Consolidated
Revenues:
Bulk water	$14,626	$—	$—	$14,626	$12,972	$—	$—	$12,972
Rental	—	16,261	—	16,261	—	13,428	—	13,428
Financing	985	—	—	985	1,118	—	—	1,118
Other	—	4,952	—	4,952	—	2,259	—	2,259
Total revenues	15,611	21,213	—	36,824	14,090	15,687	—	29,777
Gross profit:
Bulk water	7,855	—	—	7,855	6,997	—	—	6,997
Rental	—	9,131	—	9,131	—	7,345	—	7,345
Financing	985	—	—	985	1,118	—	—	1,118
Other	—	1,696	—	1,696	—	874	—	874
Total gross profit	8,840	10,827	—	19,667	8,115	8,219	—	16,334
Selling, general and administrative expenses	7,616	12,194	1,016	20,826	7,303	9,828	1,299	18,430
Income (loss) from operations	1,224	(1,367)	(1,016)	(1,159)	812	(1,609)	(1,299)	(2,096)
Other expense, net				(3,624)				(4,395)
Loss before income tax expense				(4,783)				(6,491)
Income tax expense (benefit)				(2,051)				797
Net loss				$(2,732)				$(7,288)
Other information:
Depreciation and amortization	$3,672	$5,038	$—	$8,710	$3,589	$3,856	$—	$7,445
Loss on extinguishment of debt	$—	$—	$—	$—	$820	$569	$—	$1,389
Expenditures for long-lived assets	$396	$5,319	$—	$5,715	$922	$3,135	$—	$4,057
Amortization of deferred financing fees	$64	$51	$122	$237	$93	$37	$79	$209

The following table provides information by reportable segment and a reconciliation to the consolidated results for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30, 2018				Nine Months Ended September 30, 2017
	Seven Seas		Corporate		Seven Seas		Corporate
	Water	Quench	& Other	Consolidated	Water	Quench	& Other	Consolidated
Revenues:
Bulk water	$42,682	$—	$—	$42,682	$39,551	$—	$—	$39,551
Rental	—	45,041	—	45,041	—	39,238	—	39,238
Financing	3,048	—	—	3,048	3,451	—	—	3,451
Other	—	13,012	—	13,012	—	6,318	—	6,318
Total revenues	45,730	58,053	—	103,783	43,002	45,556	—	88,558
Gross profit:
Bulk water	22,661	—	—	22,661	19,136	—	—	19,136
Rental	—	24,801	—	24,801	—	21,730	—	21,730
Financing	3,048	—	—	3,048	3,451	—	—	3,451
Other	—	4,388	—	4,388	—	2,626	—	2,626
Total gross profit	25,709	29,189	—	54,898	22,587	24,356	—	46,943
Selling, general and administrative expenses	22,361	34,101	3,227	59,689	20,768	28,988	3,284	53,040
Income (loss) from operations	3,348	(4,912)	(3,227)	(4,791)	1,819	(4,632)	(3,284)	(6,097)
Other expense, net				(10,520)				(10,031)
Loss before income tax expense				(15,311)				(16,128)
Income tax expense (benefit)				(1,312)				2,451
Net loss				$(13,999)				$(18,579)
Other information:
Depreciation and amortization	$10,911	$13,850	$—	$24,761	$10,716	$11,060	$—	$21,776
Loss on extinguishment of debt	$—	$—	$—	$—	$820	$569	$—	$1,389
Expenditures for long-lived assets	$1,261	$11,669	$—	$12,930	$2,156	$9,089	$—	$11,245
Amortization of deferred financing fees	$194	$152	$366	$712	$363	$182	$79	$624

The following table provides information by reportable segment and a reconciliation to the consolidated results as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018				December 31, 2017
	Seven Seas		Corporate		Seven Seas		Corporate
	Water	Quench	& Other	Consolidated	Water	Quench	& Other	Consolidated
Total assets	$248,519	$233,976	$66,509	$549,004	$254,202	$202,456	$97,287	$553,945

12. Significant Concentrations, Risks and Uncertainties

The Company is exposed to interest rate risk resulting from its variable rate loans outstanding that adjust with movements in LIBOR.

For the three and nine months ended September 30, 2018, a significant portion of the Company’s revenues were derived from territories and countries in the Caribbean region. Demand for water in the Caribbean region is impacted by, among other things, levels of rainfall, natural disaster or other catastrophic events, the tourism industry and demand from our industrial clients. Destruction caused by tropical storms and hurricanes, high levels of rainfall, downturn in the level of tourism and demand for real estate could all adversely impact the future performance of the Company as well as cause delays in collections from the Company’s customers.

At September 30, 2018, a significant portion of the Company’s property, plant and equipment is located in the Caribbean region. The Caribbean islands are situated in a geography where tropical storms and hurricanes occur with regularity, especially during certain times of the year. The Company designs its plant facilities to withstand such conditions; however, a major storm could result in plant damage or periods of reduced consumption or unavailability of electricity or source seawater needed to produce water in one or more of our locations. It is the Company’s policy to maintain adequate levels of property and casualty insurance; however, the Company only insures certain of its plants for wind.

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

13. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the unaudited condensed consolidated financial statements for the nine months ended September 30, 2018. The subsequent events included the following:

•

On October 2, 2018, effective October 1, 2018, Quench sold substantially all of the assets and assigned certain liabilities of its Atlas High Purity Solutions business unit (“Atlas HP”), to a buyer pursuant to an asset purchase agreement. The estimated aggregate sale price, subject to working capital adjustments, was $3.0 million, including $2.7 million in cash and a receivable from the buyer of $0.3 million. As of September 30, 2018, the assets and liabilities were not classified as held-for-sale as the approval of the transaction by the Board of Directors of AquaVenture Holdings Limited, or management having the authority to approve the action, occurred on October 1, 2018. As of October 1, 2018, the current assets, long-term assets, current liabilities and long-term liabilities classified as held-for-sale and ultimately disposed had an estimated balance of $1.8 million, $0.8, million $1.0 million and $0.1 million, respectively. The preliminary gain on the sale of Atlas HP is estimated at $0.1 million, net of transaction expenses. The operations of Atlas HP did not qualify for presentation as discontinued operations upon disposition.

•

On November 1, 2018, AquaVenture Holdings Inc., a wholly owned subsidiary of AquaVenture, acquired all of the issued and outstanding membership interests of AUC Acquisition Holdings (“AUC”), a provider of wastewater treatment and water reuse solutions based in Houston, Texas, pursuant to a membership interest purchase agreement. The aggregate purchase price was approximately $130 million, including $128 million cash and approximately 122 thousand ordinary shares of AquaVenture, or $2 million. The estimated aggregate purchase price is subject to adjustments as provided in the purchase agreement including payment of up to $2 million contingent upon the collection of certain assumed receivables.

The Company completed the acquisition to expand its WAAS offerings in the wastewater and water reuse businesses and broaden the Company’s existing portfolio in the United States. Due primarily to the timing of the acquisition, the Company has not yet completed the allocation of the purchase price to the net assets acquired.

•

On November 1, 2018, the Company entered into the third amendment to its corporate credit agreement (the “Amended Corporate Credit Agreement”) with a syndicate of lenders to, among other things: (i) increase its net borrowings by $110.0 million to an aggregate principal amount of $260.0 million, (ii) reduce the interest rate for the original $150.0 million borrowings by 50 basis points on both the variable and fixed interest portions and (iii) amend certain financial covenant requirements. Of the incremental net borrowing of $110.0 million, $70.0 million bears interest at a variable rate of LIBOR plus 5.5% with a LIBOR floor of 1.0%, and the remaining $40.0 million bears interest at a fixed rate of 8.7%. In the aggregate, including the aforementioned interest rate reduction, $145.0 million of borrowings bear interest at a variable rate of LIBOR plus 5.5% with a

LIBOR floor of 1.0% and the remaining $115.0 million of borrowings bear interest at a weighted average fixed rate of 8.0%. A declining prepayment fee on the incremental borrowing is due upon repayment if it occurs prior to November 1, 2019. All other material terms of the Amended Corporate Credit Agreement remained substantially unchanged.

The Company is still assessing whether the amendment is considered a debt modification or debt extinguishment and reissuance. The Company will complete its assessment during the fourth quarter of 2018.

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

We deliver our WAAS solutions through two operating platforms: Seven Seas Water and Quench. Seven Seas Water is a multinational provider of desalination and wastewater treatment solutions, providing more than 8.5 billion gallons of potable, high purity industrial grade and ultra‑pure water per year to governmental, municipal, industrial and hospitality customers. Quench is a U.S.‑based provider of Point‑of‑Use (“POU”) filtered water systems and related services to more than 45,000 institutional and commercial customers as of September 30, 2018, including more than half of the Fortune 500, throughout the United States and in Canada.

Our Seven Seas Water platform generates recurring revenue through long‑term contracts for the delivery of treated bulk water, generally based on the amount of water we deliver. The significant majority of our Seven Seas Water revenue is derived from our operations in six different locations as of September 30, 2018:

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

On October 4, 2018, we entered into an agreement with the Water Corporation of Anguilla, the public water utility of Anguilla, to supply potable water under a 10-year contract. Water production, which will commence immediately, will be at an initial capacity of 500 thousand gallons per day and is expected to expand to 750 thousand gallons per day within the next several months.

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

Our Quench platform generates recurring revenue from the rental and servicing of POU water filtration systems and related equipment, such as ice and sparkling water machines, and from the contracted maintenance of customer owned equipment. Quench also generates revenue from the sale of coffee and other consumables pursuant to agreements which require customers to purchase a minimum monthly amount in exchange for the use of a coffee brewer. Our annual unit attrition rate at September 30, 2018 was approximately 8%, implying an average rental period of more than 11 years. We define “annual unit attrition” as a ratio, the numerator of which is the total number of removals of company owned and billed rental units during the trailing 12 month period, and the denominator of which is the average number of company owned and billed rental units during the same 12 month period. We receive recurring fees for the units we rent or service throughout the life of our customer relationship. We also receive non-recurring revenue from some customers for certain services, such as installation, relocation or removal of equipment, and from the resale of equipment to both direct consumers and dealers. We achieve an attractive return on our rental assets due to strong customer retention. We provide our systems and services to a broad mix of industries, including government, education, medical, manufacturing, retail, and hospitality, among others. We operate principally throughout the United States and in Canada and are supported by a primary operations center in King of Prussia, Pennsylvania, which provides marketing and business development, field service and supply chain support, customer care and administrative functions.

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

On February 9, 2018, we entered into a binding agreement with Abengoa Water, S.L.U. to purchase a majority interest in a desalination plant in Accra, Ghana. The plant has the capacity to deliver approximately 18.5 million GPD of potable water to Ghana Water Company Limited (“GWCL”) under a long-term, U.S. dollar denominated water purchase agreement. The transaction is structured as the purchase of the entire share capital of Abengoa's subsidiary that holds a 56% economic interest in Befesa Desalination Developments Ghana Limited (“BDDG”), the Ghanaian company that owns the plant. The base purchase price for this interest is approximately $26 million, which is expected to be paid in cash, and is subject to adjustment based on the results of negotiations with GWCL regarding changes to the water purchase agreement and with BDDG's lenders regarding the existing financing arrangements, among other things. Completion of the purchase is subject to the satisfaction of certain conditions precedent, including: (i) the receipt of required approvals from BDDG's other shareholders, as well as those required under BDDG's financing arrangements, (ii) the execution of legally binding heads of terms among the Government of Ghana, GWCL and BDDG in which the parties agree to revise the water rates charged under the water purchase agreement and the indexation of those rates, (iii) the receipt of the approval of the credit committees of BDDG's lenders to changes to the terms and conditions of BDDG's financing arrangements, and (iv) there being no material breach by BDDG under the project or financing documents, as well as certain other customary closing conditions. On September 25, 2018, we entered into an agreement with Abengoa Water, S.L.U. to extend the long-stop date of the binding agreement to December 31, 2018.

On February 15, 2018, we entered into an agreement to purchase all of the shares of Matrix BLI, Ltd. for a cash purchase price of approximately $3.0 million, subject to adjustment in accordance with the purchase agreement. This agreement was terminated in October 2018.

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

On August 6, 2018, we acquired substantially all the assets and assumed certain liabilities of Alpine Water Systems, LLC (“Alpine”), a POU water filtration company based in Las Vegas, Nevada, for an aggregate purchase price of $15.2 million (the “Alpine Acquisition”). The assets acquired consist primarily of in-place lease agreements and the related POU systems in the United States and Canada.

On November 1, 2018, we acquired all of the issued and outstanding membership interests of AUC Acquisition Holdings (“AUC”), a provider of wastewater treatment and water reuse solutions based in Houston, Texas, pursuant to a membership interest purchase agreement (“AUC Acquisition”). The aggregate purchase price was approximately $130 million, including $128 million cash and approximately 122 thousand ordinary shares of AquaVenture Holdings Limited, or $2 million, subject to adjustment as provided in the purchase agreement.

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

For the three months ended September 30, 2018, our consolidated revenues were $36.8 million, which represents an increase of 23.7% over the same period of 2017. The increases in consolidated revenues for the three months ended September 30, 2018 were composed of increases in our Seven Seas Water segment of 10.8% and increases in our Quench segment of 35.2% over the same period of 2017. The increase in revenue for our Seven Seas Water segment during the three months ended September 30, 2018 over the same period of 2017 was mainly driven by higher revenues in our USVI and St. Maarten operations. The increase in revenue for our Quench segment during the three months ended September 30, 2018 over the same period of 2017 was mainly from an increase in rental revenues due to additional units placed under new leases in excess of unit attrition, an increase in dealer equipment sale revenue and acquisitions made during late 2017 and throughout 2018.

For the nine months ended September 30, 2018, our consolidated revenues were $103.8 million, which represents an increase of 17.2% over the same period of 2017. The increases in consolidated revenues for the nine months ended September 30, 2018 were composed of increases in our Seven Seas Water segment of 6.3% and increases in our Quench segment of 27.4% over the same period of 2017. The increase in revenue for our Seven Seas Water segment during the nine months ended September 30, 2018 over the same period of 2017 was mainly driven by higher revenues in our USVI and Peru operations. The increase in revenue for our Quench segment during the nine months ended September 30, 2018 over the same period of 2017 was mainly from an increase in rental revenues due to additional units placed under new leases in excess of unit attrition,  an increase in dealer equipment sale revenue and acquisitions made during late 2017 and throughout 2018.

Operating Segments

We have two reportable segments that align with our operating platforms, Seven Seas Water and Quench. The segment determination is supported by, among other factors, the existence of individuals responsible for the operations of each segment and who also report directly to our chief operating decision maker (“CODM”), the nature of the segment’s operations and information presented to our CODM. For the three months ended September 30, 2018, revenues for the Seven Seas Water and Quench segments represented approximately 42% and 58%, respectively, of our consolidated revenues. For the nine months ended September 30, 2018, revenues for the Seven Seas Water and Quench segments represented approximately 44% and 56%, respectively, of our consolidated revenues.

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

Historically, additional plant expansions and contract extensions have followed our initial installations. For example, in Curaçao, at the customer’s request, we expanded plant production capacity in 2012 and again in 2013, in both cases also extending the contract term. In 2014, we assumed responsibility for retrofitting and operating customer‑owned equipment, and we now provide approximately 80% of the water used at this customer’s facility. We have also had capacity expansions in the USVI and St. Maarten and have had contract extensions at four major plants. In addition, on September 3, 2015, we amended our water sale agreement with a customer in Trinidad to expand the existing desalination plant capacity by approximately 21% and extend the term of the contract by 50 months.

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

Due to the capital-intensive nature of our business and the relatively high level of fixed costs such as depreciation and long‑term contract amortization, our Seven Seas Water business model is characterized by high levels of operating leverage. As a result, significant swings in production volume will favorably or unfavorably impact profitability more significantly than business models with less operating leverage. We have mitigated the downside risk of declines in plant production through the inclusion of minimum customer purchase requirements in certain of our water supply contracts with our major customers. In the water supply contracts without a customer purchase requirement, we have contractual rights to be the exclusive water supplier or our customer must purchase all the water we produce and we must provide volume at a specified percentage of installed capacity. We design our plants to meet or exceed contractual supply requirements but our failure to meet minimum supply requirements could result in penalties that may adversely affect our financial performance.

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

Personnel costs are another major cost element for plant operations. Our contracts provide for price adjustments based on inflation. Profitability, however, could be adversely affected by significant increase in market prices for labor, social taxes and benefits or changes in operations requiring additional personnel. Because we assume responsibility to run plants over long periods of time, we use plant designs, equipment and equipment maintenance programs that seek to minimize future repairs and optimize long‑term cost performance. We may however, from time to time experience equipment failures outside of warranty coverage or unexpected repairs and maintenance which could result in significant costs to us.

Our operations center in Tampa, Florida and our organization in Santiago, Chile incur significant selling, general and administrative (“SG&A”) expenses that are intended to support our plans for future growth. Certain of these expenses, in particular those related to business development, are largely discretionary and not correlated specifically to short‑term changes in revenue. Direct engineering cost, including allocated overhead, for personnel at our operations center are capitalized as a project cost based on hours incurred on certain plant construction projects which can change from period to period. The timing of new hires, the utilization of engineering personnel and the spending in these areas may affect the comparability of our results.

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

Quench

Attracting New Customers

Our performance will be affected by our ability to continue to attract new customers. We believe that the U.S. commercial water cooler market is underpenetrated by POU water filtration, which per a 2016 study by Zenith International, represented only 11.1% by revenue of a $4.2 billion per year market in 2015. We intend to continue to invest in selling and marketing efforts to attract new customers for our filtered water systems, both within our existing geographic territories and in additional targeted territories. Our ability to attract new customers may vary from period to period for several reasons, including the effectiveness of our selling and marketing efforts, our ability to hire and retain salespeople, competitive dynamics, variability in our sales cycle (particularly related to opportunities to serve larger enterprises), the timing of the roll‑out of large‑enterprise orders and general economic conditions.

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

Typically, we rent our systems to customers on multi‑year, automatically‑renewing contracts, and we anticipate extending our relationships with existing customers beyond the initial contract term. Some customers terminate their agreements during the agreement term, typically due to financial constraints, and others cancel at the end of the term. Our annual unit attrition rate at September 30, 2018 was approximately 8%, implying an average rental period of more than 11 years. Our ability to retain our existing customer relationships will affect our performance and is affected by a number of factors, including the effectiveness of our retention efforts, the quality of our products and service, our pricing, competitive dynamics in the industry, product availability, and the health of the economy. In addition, the non-recurring revenue from the sale of equipment, coffee and consumables, is less predictable and can change based on fluctuations in demand in a specific period.

Strategic Acquisitions

The POU water filtration industry is highly fragmented, with a large number of local competitors and several larger regional operators. Quench has completed 20 acquisitions since 2008,  12 of which occurred after our acquisition of Quench in 2014, three of which occurred during 2017 and six of which occurred during the nine months ended September 30, 2018. We believe the nine recent acquisitions are indicative of the opportunity for future inorganic growth to increase our market share and expand our service coverage footprint.

On September 8, 2017, we completed our acquisition of Wellsys. Unlike Quench’s existing direct customer equipment sales business model, Wellsys systems are sold exclusively through an indirect channel of dealers in the United States, Canada, Mexico, Chile and South Africa, which expands our participation in the growing POU market domestically and internationally. In addition, the acquisition provides an opportunity to develop, source and distribute Quench-exclusive innovative coolers and purification offerings, and to develop relationships with Wellsys dealers that could lead to potential acquisitions, as evidenced by the Avalon Acquisition in June 2018.

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

Quench incurs selling, general and administrative costs to support a national sales force, a widely dispersed installed base of POU systems, and a high volume of recurring business transactions. A portion of such costs is composed of new customer acquisition costs, such as lead generation expenses and certain sales commissions, which are expensed upfront and recovered over the periods following the execution of a customer contract and any subsequent renewal. A portion of new customer acquisition costs, including internal salaries and benefits, directly related to the negotiation and execution of leases, considered lease origination costs, are capitalized as deferred lease costs. Deferred lease costs are amortized on a straight‑line basis over the average lease term. Selling, general and administrative costs also include certain costs to complete business acquisitions, which precede the realization of revenues generated by the acquired new business, and discretionary investments in infrastructure to support our plans for Quench’s future long‑term growth. The timing of these expenditures and their impact relative to the revenues generated can affect our performance and comparability of results.

Corporate and Other

Changes to Operating Expenses

We expect to incur increased legal, accounting and other expenses as we pursue our expansion strategy and as a public company, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the listing requirements of the New York Stock Exchange (“NYSE”). We anticipate that such operating costs as a percentage of revenue will moderate over the long-term if and as our revenues increase or as a result of certain other corporate activities or projects.

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

New Accounting Pronouncements to be Adopted

In August 2018, the FASB issued authoritative guidance regarding implementation costs incurred in a cloud computing arrangement that is a service contract. This guidance will be effective for annual reporting periods beginning on or after December 15, 2019, including interim periods within those annual periods, and early adoption is permitted. We are currently evaluating the potential impact of the accounting and disclosure requirements on the consolidated financial statements.

In February 2016, the FASB issued authoritative guidance regarding leases that requires lessees to recognize a lease liability and right of use asset for operating leases, with the exception of short-term leases. In addition, lessor accounting was modified to align, where necessary, with lessee accounting modifications and the authoritative guidance regarding revenue from contracts with customers. Throughout 2018, the FASB has issued additional authoritative guidance which, among other things, provided an option to apply transition provisions under the standard at adoption date rather than the earliest comparative period presented as well as added a practical expedient that would permit lessors to not separate non-lease components from the associated lease components if certain conditions are met. These amendments will be effective, in conjunction with the new lease standard, for annual reporting periods beginning on or after December 15, 2018, including interim periods within those annual periods, and early adoption is permitted. During the fourth quarter of 2017, we decided to forego early adoption and adopt the standard on January 1, 2019. We will adopt on a modified retrospective basis, with the cumulative effect of transition,  as of the effective date of adoption.

We concluded that we will elect the package of practical expedients provided for within the authoritative guidance which exempts us from having to reassess: (i) whether expired or existing contracts contain leases, (ii) the lease classification for expired or existing leases, and (iii) initial direct costs for existing leases. In addition, we concluded that we will elect the practical expedient that permits lessors to not separate non-lease components from the associated lease components if certain conditions are met. Lastly, we will utilize the short-term exemption for lessees and establish an accounting policy to not recognize a right-of-use asset or lease liability for any lease with a term of less than 12 months. Although we are still performing our evaluation, we do not expect to elect any of the other practical expedients.

Lessee accounting – We expect the adoption will have a material impact on the consolidated balance sheet, including an increase to both assets and liabilities, as a result of the recognition of a right-of-use asset and corresponding lease liability for operating leases. As we will make a policy election for the short-term lease exemption, a right-of-use asset and corresponding lease liability will only be recorded for leases with expected terms of more than 12 months. We do not expect the adoption will have a material impact on the consolidated statements of operations and comprehensive income for situations in which we are a lessee. While we are nearing the completion of our assessment of the adoption of the authoritative guidance for lessees, we are still assessing the inputs to the right-of-use asset and corresponding lease liability calculations.  As a result,  we have not yet quantified the cumulative effect adjustment to be recorded on January 1, 2019. We expect to finalize our assessment and provide the expected impact during the fourth quarter of 2018.

Lessor accounting - As we have elected the transitional practical expedients for leases, we do not expect any material impacts to the consolidated financial statements for leases in situations where we are a lessor and the lease commenced prior to January 1, 2019. We are still assessing the impacts of the authoritative guidance and establishing our policies for costs incurred for the acquisition and fulfillment of the lease contracts, including commissions and installation costs. While we are nearing the completion of our assessment of the adoption of the authoritative guidance for lessors, we have not yet quantified the cumulative effect adjustment to be recorded on January 1, 2019. We expect to finalize our assessment and provide the expected impact during the fourth quarter of 2018.

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

Results of Operations

The Quench segment results include the results from the acquisition of Wellsys following its completion on September 8, 2017. Through Wellsys, we sell high quality branded and private-labeled POU water coolers and purification systems to a network of dealers in the United States, Canada, Mexico,  South Africa and other select markets. Because the gross margins are typically lower for dealer equipment sales than Quench’s existing direct customer equipment sales business, the inclusion of Wellsys has had and will continue to have a negative impact on Quench’s gross margins.

Further, the operating expenses of the parent, AquaVenture Holdings Limited, are reported separately from the two operating and reportable segments below. See “Operating Segments” located in the “Overview” section above for more information.

The following table sets forth the components of our consolidated statements of operations and comprehensive income for each of the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Revenues:
Bulk water	$14,626	$12,972	$42,682	$39,551
Rental	16,261	13,428	45,041	39,238
Financing	985	1,118	3,048	3,451
Other	4,952	2,259	13,012	6,318
Total revenues	36,824	29,777	103,783	88,558
Cost of revenues:
Bulk water	6,771	5,975	20,021	20,415
Rental	7,130	6,083	20,240	17,508
Other	3,256	1,385	8,624	3,692
Total cost of revenues	17,157	13,443	48,885	41,615
Gross profit	19,667	16,334	54,898	46,943
Selling, general and administrative expenses	20,826	18,430	59,689	53,040
Loss from operations	(1,159)	(2,096)	(4,791)	(6,097)
Other expense:
Interest expense, net	(3,396)	(2,942)	(10,000)	(8,303)
Other expense, net	(228)	(1,453)	(520)	(1,728)
Loss before income tax expense	(4,783)	(6,491)	(15,311)	(16,128)
Income tax expense (benefit)	(2,051)	797	(1,312)	2,451
Net loss	$(2,732)	$(7,288)	$(13,999)	$(18,579)

The following table sets forth the components of our consolidated statements of operations and comprehensive income for each of the periods presented as a percentage of revenue.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Bulk water	39.7%	43.6%	41.1%	44.7%
Rental	44.2%	45.1%	43.4%	44.3%
Financing	2.7%	3.8%	2.9%	3.9%
Other	13.4%	7.5%	12.6%	7.1%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Bulk water	18.4%	20.1%	19.3%	23.1%
Rental	19.4%	20.4%	19.5%	19.8%
Other	8.8%	4.7%	8.3%	4.2%
Total cost of revenues	46.6%	45.2%	47.1%	47.1%
Gross profit	53.4%	54.9%	52.9%	53.0%
Selling, general and administrative expenses	56.6%	61.9%	57.5%	59.9%
Loss from operations	(3.2)%	(7.0)%	(4.6)%	(6.9)%
Other expense:
Interest expense, net	(9.2)%	(9.9)%	(9.6)%	(9.4)%
Other expense, net	(0.6)%	(4.9)%	(0.5)%	(2.0)%
Loss before income tax expense	(13.0)%	(21.8)%	(14.7)%	(18.3)%
Income tax expense (benefit)	(5.6)%	2.7%	(1.3)%	2.8%
Net loss	(7.4)%	(24.5)%	(13.4)%	(21.1)%

Comparison of Three Months Ended September 30, 2018 and 2017

Revenues

The following table presents revenue for each of our two operating segments:

	Three Months Ended
	September 30,		Change
	2018	2017	Dollars	Percent
	(dollars in thousands)
Revenues:
Seven Seas Water	$15,611	$14,090	$1,521	10.8%
Quench	21,213	15,687	5,526	35.2%
Total revenues	$36,824	$29,777	$7,047	23.7%

Our total revenues of $36.8 million for the three months ended September 30, 2018 increased $7.0 million, or 23.7%, compared to the same period of 2017.

Seven Seas Water revenues for the three months ended September 30, 2018 increased organically $1.5 million, or 10.8%, compared to the same period of 2017. This increase was comprised of a $1.6 million increase in bulk water revenue, partially offset by a $0.1 million decline in financing income due to the amortization of long-term receivables.  While the fixed payments on our long-term receivables will continue throughout the contract term, the portion recognized as financing income will continue to decline, consistent with a typical repayment profile of a long-term receivable. The increase in bulk water revenue was mainly driven by (i) $0.5 million higher revenues in our USVI operations, primarily due to increases in production volumes in the current quarter compared to the same period of 2017, (ii) a $0.4 million increase in revenues in our St. Maarten operations due to lower revenues in the prior year period resulting from Hurricanes Irma and Maria, and (iii) $0.4 million increase in revenues in our Trinidad and BVI plants primarily driven by increases in the water rate compared to the same period of 2017.

Quench revenues for the three months ended September 30, 2018 increased $5.5 million, or 35.2%, compared to the same period of 2017. This increase was comprised of 26.8% inorganic growth and 8.4% organic growth. Rental revenues increased $2.8 million, or 21.1%, compared to the prior year period, which were comprised of 14.3% inorganic growth from acquisitions and 6.8% organic growth due to additional units placed under new leases in excess of unit attrition. Other revenues increased $2.7 million compared to the same period of 2017 due to an increase of $2.2 million of dealer equipment sale revenue, $0.3 million higher direct customer equipment sales and a $0.1 million increase in coffee sales.

Cost of revenues, gross profit and gross margin

The following table presents the major components of cost of revenues, gross profit and gross margin for our two operating segments:

	Three Months Ended
	September 30,		Change
	2018	2017	Dollars	Percent
	(dollars in thousands)
Cost of Revenues:
Seven Seas Water	$6,771	$5,975	$796	13.3%
Quench	10,386	7,468	2,918	39.1%
Total cost of revenues	$17,157	$13,443	$3,714	27.6%
Gross Profit:
Seven Seas Water	$8,840	$8,115	$725	8.9%
Quench	10,827	8,219	2,608	31.7%
Total gross profit	$19,667	$16,334	$3,333	20.4%
Gross Margin:
Seven Seas Water	56.6%	57.6%
Quench	51.0%	52.4%
Total gross margin	53.4%	54.9%

Total gross profit for the three months ended September 30, 2018 of $19.7 million increased $3.3 million, or 20.4%, compared to the same period of 2017. Total gross margin for the three months ended September 30, 2018 decreased 150 basis points to 53.4% from 54.9% for the same period in 2017.

Seven Seas Water gross margin for the three months ended September 30, 2018 decreased 100 basis points to 56.6% compared to 57.6% in the prior year period, primarily related to a decline in our bulk water gross margin as well as a decrease in financing revenue, which have no corresponding costs, as a result of the continued amortization of the long-term receivables. Bulk water gross margin of 53.7% decreased 20 basis points from 53.9% in the prior year period. This decrease was primarily due to better-than-expected performance in the prior year period in our Peru operations, including the timing of certain repairs and maintenance activities, partially offset by improved margins in BVI driven by higher revenues without a commensurate increase in costs and in St. Maarten primarily due to the aforementioned impact of the hurricanes in the prior year period.

Quench gross margin for the three months ended September 30, 2018 decreased 140 basis points to 51.0% from 52.4% for the same period of 2017, primarily due to a decrease in other gross margin. Rental gross margin for the third quarter of 2018 was 56.2%, an increase of 150 basis points over 54.7% in the prior year period, primarily due to a higher allocation of service personnel costs to capitalizable installation activities compared to the prior year period, partially offset by an increase in depreciation expense related to additional units placed on lease. Other gross margin was 34.2% for the three months ended September 30, 2018, compared to 38.7% in the same period of 2017. The decrease was primarily due to the inclusion of lower-margin product line revenue from our Wellsys business that was acquired in September 2017, which is recorded in other revenues.

Selling, general and administrative expenses

The following table presents the components of selling, general and administrative expenses (“SG&A”) for our two operating segments:

	Three Months Ended
	September 30,		Change
	2018	2017	Dollars	Percent
	(dollars in thousands)
Selling, General and Administrative Expenses:
Seven Seas Water	$7,616	$7,303	$313	4.3%
Quench	12,194	9,828	2,366	24.1%
Corporate and Other	1,016	1,299	(283)	(21.8)%
Total selling, general and administrative expenses	$20,826	$18,430	$2,396	13.0%

Total SG&A expenses for the three months ended September 30, 2018 increased $2.4 million, or 13.0%, compared to the same period of 2017.

Seven Seas Water SG&A expenses for the three months ended September 30, 2018 increased $0.3 million compared to the same period of 2017. The increase was mainly due to higher share-based compensation expense due to new equity awards granted in the first quarter of 2018. Seven Seas Water SG&A expenses as a percentage of revenue were 48.8% for the three months ended September 30, 2018, a decline compared to 51.8% for the same period of 2017.

Quench SG&A expenses for the three months ended September 30, 2018 increased $2.4 million compared to the same period of 2017.  The increase was driven by $0.7 million higher compensation and benefits expense primarily driven by increased headcount from the inclusion of staff added from certain acquisitions and additional resources to support our inorganic growth strategy, $0.6 million higher amortization expense primarily related to intangible assets from recent acquisitions, a  $0.3 million increase in loss on disposal of assets and a  $0.1 million higher share-based compensation expense due to new equity awards granted in the first quarter of 2018. Quench SG&A expenses as a percentage of revenue were 57.5% for the three months ended September 30, 2018, a decline compared to 62.7% for the same period of 2017.

Corporate and Other SG&A expenses for the three months ended September 30, 2018 decreased $0.3 million compared to the same period of 2017,  primarily due to lower professional fees on corporate activities.

Other expense

	Three Months Ended
	September 30,		Change
	2018	2017	Dollars	Percent
	(dollars in thousands)
Interest expense, net	$(3,396)	$(2,942)	$(454)	15.4%
Other expense, net	(228)	(1,453)	1,225	(84.3)%
Total other expense	$(3,624)	$(4,395)	$771	(17.5)%

Interest expense, net for the three months ended September 30, 2018 increased $0.5 million compared to the same period of 2017. The interest expense, net amount of $3.4 million for the three months ended September 30, 2018 included a $0.6 million increase in interest expense primarily due to increased borrowings in connection with the $150 million senior secured credit agreement entered into in August 2017 and higher interest rates, partially offset by $0.1 million higher interest income earned.

Other expense, net for the three months ended September 30, 2018 decreased $1.2 million compared to the same period of 2017. This decrease was mainly due to $1.4 million of loss on debt extinguishment recorded during the three months ended September 30, 2017.

Income tax expense

	Three Months Ended
	September 30,		Change in
	2018	2017	Dollars
	(dollars in thousands)
Income tax expense (benefit)	$(2,051)	$797	$(2,848)
Effective tax rate	42.9%	(12.3)%

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

For the three months ended September 30, 2018, we incurred a consolidated pre-tax loss of $4.7 million, which was composed of: (i) an aggregate of $6.5 million of pre-tax losses in jurisdictions which either do not impose an income tax or we do not believe it is more likely than not that we will realize the benefit of such losses and (ii) an aggregate of $1.8 million of pre-tax income in taxable jurisdictions. For the three months ended September 30, 2017, we incurred a consolidated pre-tax loss of $6.5 million, which was composed of: (i) an aggregate of $8.5 million of pre-tax losses in jurisdictions which either do not impose an income tax or we do not believe it is more likely than not that we will realize the benefit of such losses and (ii) an aggregate of $2.0 million of pre-tax income in taxable jurisdictions.

Income tax expense (benefit) for the three months ended September 30, 2018 and 2017 was $(2.1) million and $0.8 million, respectively. Income tax expense (benefit) for the three months ended September 30, 2018 and 2017 was composed of a current tax expense of $0.5 million and $0.5 million, respectively, and deferred tax expense (benefit) of $(2.6) million and $0.3 million, respectively. The decrease in income tax expense for the three months ended September 30, 2018 as compared to the same period in 2017 was primarily the result of a $3.1 million tax benefit recorded for the full release of a valuation allowance on deferred tax assets in one of our foreign jurisdictions. We determined sufficient positive evidence became available during the three months ended September 30, 2018 to make it more-likely-than-not the Company would fully utilize its deferred tax assets. Also contributing to the decrease in income tax expense as compared to the same period in 2017 was: (i) a reduction in the tax rate as a result of the United States enacted tax reform legislation known as the H.R. 1, and commonly referred to as the “Tax Cuts and Jobs Act” (“TCJ Act”); (ii) the commencement of the effective period for an economic development program in the USVI; and (iii) lower income in certain tax paying foreign jurisdictions as compared to the prior year period. These decreases were partially offset by an increase in current expense related to withholding taxes. During the three months ended September 30, 2018, there was no adjustment to the preliminary income tax benefit, which remains subject to adjustment during the measurement period, recorded during the three months ended December 31, 2017 as a result of the TCJ Act and the related remeasurement of deferred taxes. We will finalize our adjustments, if any, during the fourth quarter of 2018, however, the Company does not expect a material impact on the financial statements due to the full valuation allowance recorded against all U.S. deferred tax assets.

Cash paid for income taxes was $0.2 million and $0.5 million during the three months ended September 30, 2018 and 2017, respectively.

Comparison of Nine Months Ended September 30, 2018 and 2017

Revenues

The following table presents revenue for each of our two operating segments:

	Nine Months Ended
	September 30,		Change
	2018	2017	Dollars	Percent
	(dollars in thousands)
Revenues:
Seven Seas Water	$45,730	$43,002	$2,728	6.3%
Quench	58,053	45,556	12,497	27.4%
Total revenues	$103,783	$88,558	$15,225	17.2%

Our total revenues of $103.8 million for the nine months ended September 30, 2018 increased $15.2 million, or 17.2%, compared to the same period of 2017.

Seven Seas Water revenues for the nine months ended September 30, 2018 increased organically $2.7 million, or 6.3%, compared to the same period of 2017. This increase was comprised of a $3.1 million increase in bulk water revenue, partially offset by a $0.4 million decline in financing income due to the amortization of long-term receivables.  The increase in bulk water revenue was mainly due to (i) higher revenues of $1.0 million and $0.5 million in our USVI and Peru operations, respectively, driven by increases in production volumes compared to the same period of 2017, (ii) higher revenues of $0.6 million in our BVI plant primarily due to increases in the water rate compared to the prior year period, and (iii) a $0.4 million increase in revenues in our St. Maarten operations due to lower revenues in the prior year period resulting from Hurricanes Irma and Maria.

Quench revenues for the nine months ended September 30, 2018 increased $12.5 million, or 27.4%, compared to the same period of 2017 , which were comprised of 22.5% inorganic growth and 5.0% organic growth. Rental revenues increased $5.8 million, or 14.8%, compared to the prior year period, which were comprised of 8.9% inorganic growth from acquisitions and 5.9% organic growth due to additional units placed under new leases in excess of unit attrition. Other revenues increased $6.7 million compared to the same period of 2017 due to an increase of $6.4 million of dealer equipment sale revenue and a $0.4 million increase in coffee sales, offset in part by a $0.1 million reduction in other direct customer equipment sales.

Cost of revenues, gross profit and gross margin

The following table presents the major components of cost of revenues, gross profit and gross margin for our two operating segments:

	Nine Months Ended
	September 30,		Change
	2018	2017	Dollars	Percent
	(dollars in thousands)
Cost of Revenues:
Seven Seas Water	$20,021	$20,415	$(394)	(1.9)%
Quench	28,864	21,200	7,664	36.2%
Total cost of revenues	$48,885	$41,615	$7,270	17.5%
Gross Profit:
Seven Seas Water	$25,709	$22,587	$3,122	13.8%
Quench	29,189	24,356	4,833	19.8%
Total gross profit	$54,898	$46,943	$7,955	16.9%
Gross Margin:
Seven Seas Water	56.2%	52.5%
Quench	50.3%	53.5%
Total gross margin	52.9%	53.0%

Total gross profit for the nine months ended September 30, 2018 of $54.9 million increased $8.0 million, or 16.9%, compared to the same period of 2017. Total gross margin for the nine months ended September 30, 2018 decreased 10 basis points to 52.9% from 53.0% for the same period in 2017.

Seven Seas Water gross margin for the nine months ended September 30, 2018 increased 370 basis points to 56.2% from 52.5% for the same period in 2017. This increase was primarily due to an increase in the bulk water gross margin and decrease in financing revenues of $0.4 million, which have no corresponding costs, as a result of the continued amortization of the long-term receivables. Bulk water gross margin increased 470 basis points to 53.1% from 48.4% in the prior year period. This increase was primarily due to higher revenues and lower costs at our Peru operations, which had incurred elevated repairs and maintenance expense during the first half of 2017 in connection with planned post-acquisition integration activities and adverse weather conditions, and higher revenues without a commensurate increase in costs in our BVI operations.

Quench gross margin for the nine months ended September 30, 2018 decreased 320 basis points to 50.3% from 53.5% for the same period of 2017. This decrease was primarily due to a decrease in other gross margin. Rental gross margin for the nine months ended September 30, 2018 was 55.1%, a decrease of 30 basis points compared to the prior year period, which was mainly due to an increase in depreciation expense related to additional units placed on lease. Other gross margin was 33.7% for the nine months ended September 30, 2018, compared to 41.6% in the prior year period, primarily due to the inclusion of lower-margin product line revenue from our Wellsys business that was acquired in September 2017, which is recorded in other revenues.

Selling, general and administrative expenses

The following table presents the components of SG&A expenses for our two operating segments:

	Nine Months Ended
	September 30,		Change
	2018	2017	Dollars	Percent
	(dollars in thousands)
Selling, General and Administrative Expenses:
Seven Seas Water	$22,361	$20,768	$1,593	7.7%
Quench	34,101	28,988	5,113	17.6%
Corporate and Other	3,227	3,284	(57)	(1.7)%
Total selling, general and administrative expenses	$59,689	$53,040	$6,649	12.5%

Total SG&A expenses for the nine months ended September 30, 2018 increased $6.6 million, or 12.5%, compared to the same period of 2017.

Seven Seas Water SG&A expenses for the nine months ended September 30, 2018 increased $1.6 million compared to the same period of 2017. The increase was mainly due to $0.6 million higher compensation and benefits expense related to the reallocation of personnel to corporate activities from capital projects, $0.4 million higher share-based compensation expense due to new equity awards granted in the first quarter of 2018 and a $0.3 million loss on disposal of assets. Seven Seas Water SG&A expenses as a percentage of revenue were 48.9% for the nine months ended September 30, 2018, compared to 48.3% for the same period of 2017.

Quench SG&A expenses for the nine months ended September 30, 2018 increased $5.1 million compared to the same period of 2017.  The increase was driven by $1.7 million higher amortization expense primarily related to intangible assets on recent acquisitions, $1.4 million higher compensation and benefits expense driven by increased headcount from the inclusion of staff added from certain acquisitions and additional resources hired to support our inorganic growth strategy, $0.4 million higher share-based compensation expense due to new equity awards granted in the first quarter of 2018, a $0.4 million increase in loss on the disposal of assets and a $0.3 million increase in the bad debt reserve as a result of lower than normal expense in the prior year period. Quench SG&A expenses as a percentage of revenue were 58.7% for the nine months ended September 30, 2018, a decline compared to 63.6% for the same period of 2017.

Corporate and Other SG&A expenses for the nine months ended September 30, 2018 decreased $0.1 million compared to the same period of 2017.

Other expense

	Nine Months Ended
	September 30,		Change
	2018	2017	Dollars	Percent
	(dollars in thousands)
Interest expense, net	$(10,000)	$(8,303)	$(1,697)	20.4%
Other expense, net	(520)	(1,728)	1,208	(69.9)%
Total other expense	$(10,520)	$(10,031)	$(489)	4.9%

Interest expense, net for the nine months ended September 30, 2018 increased $1.7 million compared to the prior year period. The interest expense, net amount of $10.0 million for the nine months ended September 30, 2018 included a $2.3 million increase in interest expense primarily due to increased borrowings in connection with the $150 million senior secured credit agreement entered into in August 2017 and higher interest rates, partially offset by $0.6 million higher interest income earned.

Other expense, net for the nine months ended September 30, 2018 decreased $1.2 million compared to the same period of 2017. This decrease was mainly due to $1.4 million of loss on debt extinguishment recorded during the nine months ended September 30, 2017.

Income tax expense

	Nine Months Ended
	September 30,		Change in
	2018	2017	Dollars
	(dollars in thousands)
Income tax expense (benefit)	$(1,312)	$2,451	$(3,763)
Effective tax rate	8.6%	(15.2)%

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

For the nine months ended September 30, 2018, we incurred a consolidated pre-tax loss of $15.3 million, which was composed of: (i) an aggregate of $20.2 million of pre-tax losses in jurisdictions which either do not impose an income tax or we do not believe it is more likely than not that we will realize the benefit of such losses and (ii) an aggregate of $4.9 million of pre-tax income in taxable jurisdictions. For the nine months ended September 30, 2017, we incurred a consolidated pre-tax loss of $16.1 million, which was composed of: (i) an aggregate of $21.1 million of pre-tax losses in jurisdictions which either do not impose an income tax or we do not believe it is more likely than not that we will realize the benefit of such losses and (ii) an aggregate of $5.0 million of pre-tax income in taxable jurisdictions.

Income tax expense (benefit) for the nine months ended September 30, 2018 and 2017 was $(1.3) million and $2.4 million, respectively. Income tax expense (benefit) for the nine months ended September 30, 2018 and 2017 was composed of a current tax expense of $1.6 million and $0.7 million, respectively, and deferred tax expense (benefit) of $(2.9) million and $1.7 million, respectively. The decrease in income tax expense for the nine months ended September 30, 2018 as compared to the same period in 2017 was primarily the result of a $3.1 million tax benefit recorded for the full release of a valuation allowance on deferred tax assets in one of our foreign jurisdictions. We determined sufficient positive evidence became available during the nine months ended September 30, 2018 to make it more-likely-than-not the Company would fully utilize its deferred tax assets. Also contributing to the decrease in income tax expense as compared to the same period in 2017 was: (i) a reduction in the tax rate as a result of the United States enacted tax reform legislation known as the H.R. 1, and commonly referred to as the “Tax Cuts and Jobs Act” (“TCJ Act”); (ii) the commencement of the effective period for an economic development program in the USVI; and (iii) lower income in certain tax paying foreign jurisdictions as compared to the prior year period. These increases were partially offset by an increase in current expense related to withholding taxes. During the nine months ended September 30, 2018, there was no adjustment to the preliminary income tax benefit, which remains subject to adjustment during the measurement period, recorded during the three months ended December 31, 2017 as a result of the TCJ Act and the related remeasurement of deferred taxes. We will finalize our adjustments, if any, during the fourth quarter of 2018, however, the Company does not expect a material impact on the financial statements due to the full valuation allowance recorded against all U.S. deferred tax assets.

Cash paid for income taxes was $1.6 million and $1.1 million during the nine months ended September 30, 2018 and 2017, respectively.

Liquidity and Capital Resources

Overview

As of September 30, 2018 and December 31, 2017, our principal sources of liquidity on a consolidated basis were cash and cash equivalents of $93.6 million and  $118.1 million, respectively (excluding restricted cash), which were held for working capital, investment and general corporate purposes. In addition, as of September 30, 2018 and December 31, 2017,  we had an aggregate of $5.6 million and $4.3 million, respectively, of restricted cash related to debt service reserve funds for one of our borrowings and cash held on account related to business development activities. Our working capital as of September 30, 2018 was $107.9 million as compared to $131.4 million as of December 31, 2017.

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

With respect to our Seven Seas Water segment, unless cash balances are expected to be redeployed for further growth opportunities in the same jurisdiction, our distribution policy is to efficiently distribute cash from our international operating subsidiaries to our non-U.S. intermediate holding companies for redeployment in the manner intended to optimize our return on invested capital.  However, one of our subsidiaries, as of September 30, 2018, has a loan agreement that restricts distributions to related parties in the event certain financial or nonfinancial covenants are not met, which could reduce our ability to redeploy cash. Distributions are typically in the form of principal and interest payments on intercompany loans, repayment of intercompany advances or other intercompany arrangements, including billings from our Tampa operations center, and dividends. When considering the amount and timing of such distributions, our Seven Seas Water operating subsidiaries must maintain sufficient funds for future capital investment, debt service and general working capital purposes.

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

Cash Flows

The following table summarizes our cash flows for the periods:

	Nine Months Ended
	September 30,
	2018	2017
	(in thousands)
Cash provided by operating activities	$22,048	$14,572
Cash used in investing activities	(40,011)	(21,144)
Cash (used in) provided by financing activities	(5,135)	27,559
Effect of exchange rates on cash, cash equivalents and restricted cash	(7)	1
Net change in cash, cash equivalents and restricted cash	$(23,105)	$20,988

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

Cash provided by operations during the nine months ended September 30, 2018 and 2017 was $22.0 million and $14.6 million, respectively.

Investing Activities

Cash used in investing activities during the nine months ended September 30, 2018 and 2017 was $40.0 million and $21.1 million, respectively. The increase in cash used in investing activities was primarily attributable to an increase in net cash paid for acquisitions of $17.2 million over the prior year period. During the nine months ended September 30, 2018, we completed the Clarus Acquisition, Watermark Acquisition, Wa-2 Acquisition, Aqua Coolers Acquisition, Avalon Acquisition and Alpine Acquisition. The combined purchase price of these acquisitions was $27.9 million.

During the nine months ended September 30, 2018 and 2017, there were $1.3 million and $2.2 million, respectively, of capital expenditures by Seven Seas Water for plant expansions and capacity upgrades and $11.7 million and $9.1 million, respectively, of capital expenditures for Quench to support growth and its existing operations.

On November 1, 2018 we completed the AUC Acquisition for an aggregate purchase price of approximately $130 million, including $128 million cash and approximately 122 thousand ordinary shares of AquaVenture Holdings Limited, or $2 million.

Financing Activities

Cash used in financing activities during the nine months ended September 30, 2018 was $5.1 million, including $5.0 million of scheduled repayments of long‑term debt. Cash provided by financing activities during the nine months ended September 30, 2017 was  $27.6 million,  including $150.0 million of proceeds from borrowings, which was partially offset by $120.6 million of repayments of long-term debt and deferred financing fees. Both of these were driven by the debt refinancing that occurred in August 2017, which paid off in full certain outstanding amortizing debt and replaced it with a non-amortizing corporate credit agreement.

Our long‑term debt is summarized in the table below and further described in the sections that follow. As of September 30, 2018 and December 31, 2017, long‑term debt included the following (in thousands):

	September 30,	December 31,
	2018	2017
Corporate Credit Agreement	$150,000	$150,000
BVI Loan Agreement	21,830	26,090
Vehicle financing	1,925	1,491
Total face value of long-term debt	$173,755	$177,581

Face value of long-term debt, current	$6,400	$6,483
Less: Current portion of unamortized debt discounts and deferred financing fees	—	—
Current portion of long-term debt, net of debt discounts and deferred financing fees	$6,400	$6,483

Face value of long-term debt, non-current	$167,355	$171,098
Less: Non-current portion of unamortized debt discounts and deferred financing fees	(2,636)	(3,326)
Long-term debt, net of debt discounts and deferred financing fees	$164,719	$167,772

Corporate Credit Agreement

On August 4, 2017, AquaVenture Holdings Limited, AquaVenture Holdings Peru S.A.C., an indirect wholly-owned subsidiary of the Company, and Quench USA, Inc., a wholly-owned subsidiary of the Company, (collectively the “Borrowers”) entered into a $150.0 million senior secured credit agreement (the “Corporate Credit Agreement”) with a syndicate of lenders. The Corporate Credit Agreement is non-amortizing, matures in August 2021, at the time it was incurred, bore interest at LIBOR plus 6.0% with a LIBOR floor of 1.0%. Interest only payments are due quarterly with principal due in full upon maturity.

On November 17, 2017, the Corporate Credit Agreement was amended to convert the interest rate applicable to 50% of the then-outstanding principal balance, or $75.0 million, from a variable interest rate of LIBOR plus 6.0% with a LIBOR floor of 1.0% to a fixed rate of 8.2%. The remaining 50% of the then-outstanding outstanding principal balance, of $75.0 million, continued to bear interest at LIBOR plus 6.0% with a LIBOR floor of 1.0%. All other material terms of the original credit agreement remained substantially unchanged.

On August 28, 2018, the Corporate Credit Agreement was amended to modify certain agreement definitions and non-financial covenants. All other material terms of the original credit agreement remained substantially unchanged.

As of September 30, 2018, the weighted average interest rate was 8.3%.

The Corporate Credit Agreement is guaranteed by AquaVenture Holdings Limited along with certain subsidiaries and contains financial and nonfinancial covenants. The financial covenants include minimum interest coverage ratio and maximum leverage ratio requirements, as defined in the Corporate Credit Agreement, and are calculated using consolidated financial information of AquaVenture Holdings Limited excluding the results of AquaVenture (BVI) Holdings Limited and its subsidiary Seven Seas Water (BVI) Limited. In addition, the Corporate Credit Agreement contains customary negative covenants limiting, among other things, indebtedness, investments, liens, dispositions of assets, restricted payments (including dividends), transactions with affiliates, prepayments of indebtedness, capital expenditures, changes in nature of business and amendments to documents. We were in compliance with, or received waivers for breaches of, all such covenants as of September 30, 2018.

We may prepay in whole or in part, the outstanding principal and accrued unpaid interest under the Corporate Credit Agreement. We did not make repayment on the original $150.0 million borrowing prior to August 4, 2018, and thus did not incur any prepayment fee. The Corporate Credit Agreement is collateralized by certain of the assets of the Borrowers and stated guarantors.

On November 1, 2018, the Corporate Credit Agreement was amended (“Amended Corporate Credit Agreement”) to: (i) add AquaVenture Holdings Inc.,  a wholly-owned subsidiary of the Company, as a borrower under the Amended Corporate Credit Agreement, (ii) increase our net borrowings by $110.0 million to an aggregate principal amount of $260.0 million, (iii) reduce the interest rate for the original $150.0 million borrowings by 50 basis points on both the variable and fixed interest portions and (iv) amend certain financial covenant requirements. Of the incremental net borrowing of $110.0 million, $70.0 million bears interest at a variable rate of LIBOR plus 5.5% with a LIBOR floor of 1.0%, and the remaining $40.0 million bears interest at a fixed rate of 8.7%. In the aggregate, including the aforementioned interest rate reduction, $145.0 million of borrowings bear interest at a variable rate of LIBOR plus 5.5% with a LIBOR floor of 1.0% and the remaining $115.0 million of borrowings bear interest at a weighted average fixed rate of 8.0%. A declining prepayment fee on the incremental borrowing is due upon repayment if it occurs prior to November 1, 2019. All other material terms of the Amended Corporate Credit Agreement remained substantially unchanged.

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

As of September 30, 2018, the interest rate was 5.4%. Seven Seas Water (BVI) Ltd. may prepay the principal amounts of the loans at par prior to the maturity date, in whole or in part.

The BVI Loan Agreement includes both financial and nonfinancial covenants, limits the amount of additional indebtedness that Seven Seas Water (BVI) Ltd. can incur and places annual limits on capital expenditures for this subsidiary. The BVI Loan Agreement also places restrictions on distributions made by Seven Seas Water (BVI) Ltd. which is only permitted to make distributions to shareholders and affiliates of AquaVenture Holdings Limited if specified debt service coverage and loan life coverage ratios are met and it is in compliance with all loan covenants. The BVI Loan Agreement contains a number of negative covenants restricting, among other things, indebtedness, investments, liens, dispositions of assets, restricted payments (including dividends), mergers and acquisitions, accounting changes, transactions with affiliates, prepayments of indebtedness, capital expenditures, and changes in nature of business and joint ventures. In addition, Seven Seas Water (BVI) Ltd is subject to quarterly financial covenant compliance, including minimum debt service and loan life coverage ratios, and must maintain a minimum debt service reserve fund with the bank. Seven Seas Water (BVI) Ltd. was in compliance with, or received waivers for breaches of, all such covenants as of September 30, 2018.

Other Debt

We finance our vehicles primarily under three‑year terms with interest rates per annum ranging from 3.4% to 4.5%.

Contractual Obligations and Other Commitments

Please refer to Note 9—“Commitments and Contingencies” to the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for more information. There were no material changes to our contractual obligations during the nine months ended September 30, 2018 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 except the effects of the following item:

•

During the nine months ended September 30, 2018, we entered into a new lease for approximately 31,758 square feet of office space in King of Prussia, Pennsylvania. This lease began in October 2018 and will end in March 2030. This new lease will replace an existing lease which expired October 2018. Total future minimum rent payments which we are now required to make are $120 thousand for the remainder of 2018, $0.7 million for 2019, $0.7 million in 2020, $0.7 million in 2021, $0.8 million in 2022 and a total of $6.4 million for the remaining years thereafter.

For a complete discussion of our contractual obligations, please refer to our “Management’s discussion and analysis of financial condition and results of operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Off‑Balance Sheet Arrangements

At September 30, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off‑balance sheet arrangements or other contractually narrow or limited purposes.

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

Interest Rate Risk

We had cash and cash equivalents totaling $93.6 million as of September 30, 2018.  This amount was invested primarily in demand deposits with domestic and international banks, money market accounts, and U.S. Treasury bills. The cash and cash equivalents are held for investment and working capital purposes. Our cash deposits are maintained for capital preservation purposes. We do not enter into investments for trading or speculative purposes. As of September 30, 2018, we had variable rate loans outstanding of $96.8 million that adjust with interest rate movements in LIBOR except when interest rate floors apply. Accordingly, we are subject to interest rate risk to the extent that LIBOR changes. A hypothetical 100 bps increase in our interest rates in effect at September 30, 2018 would have a $0.9 million increase to our interest expense on an annualized basis. A hypothetical 100 bps decrease in our interest rates in effect at September 30, 2018 would have a $0.9 million decrease to our interest expense on an annualized basis. We believe our mixture of fixed rate and variable rate loans helps reduce our overall exposure to interest rate risk.

Foreign Exchange Risk

The U.S. dollar is our functional currency and, for both the three and nine months ended September 30, 2018,  approximately 4% of our consolidated revenues were denominated or paid in a foreign currency. We utilize these payments, in large part, to help minimize our exposure to foreign exchange risk related to payment obligations we may incur in a local currency related to labor, construction, consumables or materials costs, or if our procurement orders are denominated in a currency other than U.S. dollars. If any of these local currencies change in value versus the U.S. dollar, our cost in U.S. dollars would change which could adversely affect our results of operations. We do not currently hedge our foreign currency exchange risk. However, we believe that our strategy to carefully manage the exposure to foreign currencies as well as ensure that a majority of our revenues are denominated in the U.S. dollar, helps reduce our overall exposure to foreign exchange risk.

Inflation

Inflation generally affects us by increasing our revenues and costs of labor and operations. We do not believe that inflation had a material effect on our results of operations during the three and nine months ended September 30, 2018 and 2017.

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

As of September 30, 2018, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our principal executive officer and principal financial officer have concluded, based upon the evaluation described above, that, as of September 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

In connection with the adoption of guidance regarding both revenue from contracts with customers and the determination of the customer in a service concession contract (together referred to as “Adopted Revenue Guidance”), we have implemented additional preventative and detective controls around the recording and disclosure of revenue from contracts with customers, including but not limited to the accumulation of accurate information, review of critical assumptions, the calculation of revenue for the period and the completeness and accuracy of new disclosure requirements. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2018 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, as of September 30, 2018, we were not party to any legal proceedings that we would expect to have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of any such outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

The matters discussed in this Quarterly Report on Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances, over many of which we have little or no control. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, under the caption “Risk Factors” in Item 1A in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, and in subsequent filings as well as risks and uncertainties discussed elsewhere in this Quarterly Report on Form 10-Q, could cause actual results to differ materially from those in the forward-looking statements. There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on October 6, 2016 pursuant to Rule 424(b)(4) under the Securities Act. On June 1, 2017, we used $1.9 million of the proceeds to acquire substantially all of the assets of Pure Water Innovations, Inc. On August 2, 2017, we used $0.8 million of the proceeds to acquire substantially all of the assets and assume certain liabilities of Quench Water Canada, Inc. On September 8, 2017 we used $6.9 million of the proceeds to acquire substantially all of the assets and assume certain liabilities of Wellsys USA Corporation.  On January 15, 2018, we used $1.6 million of the proceeds to acquire substantially all the assets and assume certain liabilities of both Clarus Services Inc. and Watermark USA LLC.  On March 1, 2018, we used $5.1 million of the proceeds to acquire substantially all the water filtration assets and assumed certain liabilities of Wa-2 Water Company Ltd. On April 2, 2018, we used $0.6 million of the proceeds to acquire substantially all the assets and assume certain liabilities of JMS Group, Inc., d/b/a Aqua Coolers.  On June 4, 2018, we used $5.4 million of the proceeds to acquire substantially all the assets and assume certain liabilities of La Ferla Group LLC, d/b/a Avalon Water. On August 6, 2018, we used $15.2 million of the proceeds to acquire substantially all the assets and assume certain liabilities of Alpine Water Systems, LLC.

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

AquaVenture Holdings Limited

Date: November 7, 2018	By:	/s/ LEE S. MULLER
Lee S. Muller
Chief Financial Officer (Principal Financial Officer)