Form 10-K
period 2018-12-31
AquaVenture Holdings Ltd
filed 2019-03-11
CIK 1422841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                          to

Commission File Number:  001-37903

AquaVenture Holdings Limited

(Exact name of registrant as specified in its charter)

British Virgin Islands	98-1312953
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

c/o Conyers Corporate Services (B.V.I.) Limited Commerce House, Wickhams Cay 1
P.O. Box 3140 Road Town British Virgin Islands VG1110	(813) 855‑8636 (Registrant’s telephone
(Address of principal executive office)	number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name on each exchange on which registered
Ordinary Shares, no par value	The New York Stock Exchange (NYSE)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or and emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of ordinary shares held by non-affiliates of the registrant, based on the closing price of the registrant’s ordinary shares on June 30, 2018, as reported by the New York Stock Exchange on such date was approximately $185,742,143. For purposes of this determination, ordinary shares held by each officer and director and by each person who owns 10% or more of the registrant’s outstanding ordinary shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The total number of Ordinary Shares outstanding as of March 7, 2019 was 26,931,225.

Documents Incorporated By Reference

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2018. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.  Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

PART  I

Item 1. Business.

Our Company

Overview

AquaVenture Holdings Limited is a multinational provider of Water‑as‑a‑Service®, or WAAS®, solutions that provide our customers with a reliable and cost‑effective source of clean drinking water, processed water and wastewater treatment and water reuse solutions primarily under long‑term contracts that minimize capital investment by the customer. We believe our WAAS business model offers a differentiated value proposition that generates long‑term customer relationships, recurring revenue, predictable cash flow and attractive rates of return. We generate revenue from our operations in North America, the Caribbean and South America, and are pursuing expansion opportunities in North America, the Caribbean, South America, Africa, the Middle East and other select markets.

We deliver our WAAS solutions through two operating platforms: Seven Seas Water and Quench. Seven Seas Water is a multinational provider of desalination, wastewater treatment, and water reuse solutions to governmental, municipal (including utility districts), industrial, property developer and hospitality customers. Our desalination solutions provide more than 8.5 billion gallons per year of potable, high purity industrial grade and ultra‑pure water (which is water that is treated to meet higher purity standards required for industrial, semiconductor, utility or pharmaceutical applications).  Our wastewater treatment and water reuse solutions, which include plants ranging in capacity from 5,000 gallons per day, or GPD, to more than 1.5 million GPD, are provided through more than 80 leases with customers. Quench is a U.S.‑based provider of Point‑of‑Use, or POU, filtered water systems and related services through direct and indirect sales channels. Through its direct sales channel, Quench primarily rents and services POU units to approximately 50,000 institutional and commercial customers in the United States and Canada, including more than half of the Fortune 500. Quench’s typical initial rental contract is three years in duration and contains an automatic renewal provision.  Our annual unit attrition rate, at December 31, 2018, was approximately 7.5%, implying an average rental period of more than 12 years. We define “annual unit attrition rate” as a ratio, the numerator of which is the total number of removals of company‑owned and billed rental units during the trailing 12‑month period, and the denominator of which is the average number of company‑owned and billed rental units during the same 12‑month period. Through our indirect sales channel, we provide POU systems, filters, parts and services to networks of approximately 250 dealers and retailers predominantly in North America.

We are led by a talented management team with extensive industry experience, engineering knowledge, operational expertise and financial expertise and leverage our operating and engineering expertise to develop and deliver highly reliable WAAS solutions by applying proven water purification and wastewater technologies. We believe that we are well positioned to capitalize on global growth opportunities driven by population growth, increasing urbanization and water scarcity, increasing focus on health and wellness, wastewater treatment and solutions, and the environmental impact of bottled water consumption. We believe our focus on delivering best‑in‑class service and efficiency to our customers will continue to lead to substantial new business, contract extensions and customer expansion opportunities. In addition, we also have a demonstrated track record of identifying, executing and integrating acquisitions, with Seven Seas Water and Quench having completed 29 transactions from 2007 through 2018. We plan to continue to pursue acquisitions that will expand our geographic presence, broaden our service offerings and allow us to move into additional markets.

As of December 31, 2018, we had 665 employees.

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

Seven Seas Water

Our Seven Seas Water operating platform offers WAAS solutions by providing outsourced desalination, wastewater treatment and water reuse solutions for governmental, municipal (including utility districts), industrial, property developer and hospitality customers. Our desalination solutions utilize seawater reverse osmosis, or SWRO, and other purification technologies to produce potable and high purity industrial process water in high volumes for customers operating in regions with limited access to potable water. Our wastewater treatment and water reuse products and solutions include scalable modular treatment plants, field-erected treatment plants and temporary bypass plants that are used by our customers to treat and convert wastewater into effluent or reclaimed water prior to being released back into the environment.

Desalination Solutions

For our desalination solutions, we either design, build and operate our desalination plants or acquire, refurbish and expand existing desalination plants. We assume responsibility for operating and maintaining the plants, including procuring all required equipment and supplies. In exchange, we typically enter into long‑term agreements to sell to our customers agreed‑upon quantities of water that meet specified quality standards for a contracted period, for which we are paid based on actual or minimum required unit consumption. We typically enter into contracts with a term of 10 to 20 years, except in situations in which emergency water is needed or we assume an existing contract from an existing owner or operator. With this approach, our customers benefit from a highly reliable, long‑term clean water supply with predictable pricing, low customer capital investment and outsourced management of operations and maintenance.

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

We are a leading provider of water to the Caribbean market, where we are currently the primary supplier to the United States Virgin Islands, or the USVI, St. Maarten and the British Virgin Islands, or the BVI. We also maintain significant plant operations in Trinidad, Curaçao and Peru. We currently operate eleven water treatment facilities in the

Caribbean region and South America producing more than 8.5 billion gallons of purified water per year under long‑term contracts.

We expect to grow our Seven Seas Water business by expanding existing operations as customer demand increases and by selectively entering underserved markets through both new project development and acquisitions. We believe that there are a large number of medium‑scale desalination plants (which we define as plants with approximately 2 million GPD to 13 million GPD of output capacity) in operation globally that could benefit from our ownership and operating expertise. Leveraging our strength in the Caribbean market and our reputation for reliability, quality and operating efficiency, we are pursuing new opportunities in North America, the Caribbean, South America, Africa, the Middle East and other select markets.

Own, Operate and Maintain

Providing WAAS solutions to our customers is central to our desalination solution. We typically own, operate and maintain the desalination plants and sell water to our customers pursuant to long‑term contracts. We either design, build and operate our desalination plants or acquire, refurbish and expand existing desalination plants. We assume responsibility for operating and maintaining the plants, including procuring all required equipment and supplies. We typically design our desalination plants to exceed contractually required production capacity to ensure reliability, enable expansion to meet increased demand and to have more predictable lifecycle costs. In building our plants, we often use containerized units and modular skids with preconstructed components of the plant, which enables us to commission a plant and commence production more quickly. We also use standardized designs and equipment which help us operate and maintain our plants more efficiently and cost‑effectively and simplify spare parts management.

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

Our Desalination Plants

We currently operate eleven water treatment facilities with design capacities of at least 0.5 million GPD in the Caribbean and South America. Seven exclusively provide water to the local government or government‑owned utility companies and four serve private customers.

		Contract	Design
		Expiration	Capacity
Location	Customer	Date	Million GPD
Trinidad: Point Fortin	WASA	2030	6.7
United States Virgin Islands:
St. Croix	VIWAPA	2033	3.7
St. Thomas	VIWAPA	2033	3.3
St. Croix	Limetree Bay Terminals, LLC	2021	0.7
Curaçao	Curaçao Refinery Utilities B.V.	2019	4.9
St. Maarten	Government of St. Maarten	2025	5.8
Bahamas	Clearview Enterprises Limited	2019	1.0
Turks and Caicos	Retail water sales	N/A	0.5
BVI: Paraquita Bay	The Government of the Virgin Islands	2030	2.8
Peru: Bayovar	Compañia Minera Miski Mayo S.R.L.	2037	2.7
Anguilla	Water Corporation of Anguilla	2029	0.5

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

We sublease the site where the Point Fortin plant is located from WASA, which leases the site from Petrotrin, a state‑owned oil company. The term of the lease, as extended, expires in June 2030.

United States Virgin Islands

We built and currently own and operate three principal desalination plants in the USVI with an aggregate design capacity of 7.7 million GPD.

We sell the water produced at our Richmond Generation Plant on St. Croix and our Randolph Harley Generation Plant on St. Thomas on an as‑demanded basis to the Water & Power Authority of the United States Virgin Islands, or VIWAPA, pursuant to a series of water purchase agreements entered into with VIWAPA, which we refer to as the USVI Water Purchase Agreements, the current terms of which expire in 2033. Although the USVI Water Purchase Agreements do not specify a minimum consumption level, they stipulate that Seven Seas Water will be VIWAPA’s exclusive supplier. The current design capacity of our Richmond Generation Plant and the Randolph Harley Generation

Plant are 3.7 million GPD and 3.3 million GPD, respectively. Under the USVI Water Purchase Agreements, VIWAPA is obligated to provide the electricity needed to operate our plants at no charge to us, provided that our electrical consumption per thousand gallons of water produced does not exceed certain thresholds. If our electrical consumption exceeds such thresholds, we are required to reimburse VIWAPA at VIWAPA’s then current electricity production cost, subject to adjustment for feedwater quality. We lease the sites where these plants are located from VIWAPA. The leases terminate 180 days after the contract expiration dates to enable us to remove our equipment.

In addition, we built and currently own and operate a desalination plant with the design capacity of 0.7 million GPD on St. Croix. We sell the water produced by this plant under a water sales agreement to support a storage terminal, refinery and marine facility owned by Limetree Bay Terminals, LLC. We sell the water produced at this plant on a take‑or‑pay basis. Pursuant to an amendment in July 2016, the term of the agreement with Limetree Bay Terminals, LLC was extended to December 2021.

Curaçao

We own and operate a desalination facility in Curaçao with an aggregate design capacity of 4.9 million GPD. We sell the industrial quality water produced at this facility on a take‑or‑pay basis to Curaçao Refinery Utilities Company B.V., a government owned utility that provides utility services to a refinery it has leased to Petróleos de Venezuela S.A., or PDVSA, a state‑owned oil company of Venezuela. The current term of this water sales agreement expires in 2019, but will extend to 2022 if our customer extends the lease of the refinery to PDVSA. Under this water sales agreement, our customer is obligated to provide the electricity needed to operate our plant at no charge to us. We lease the site where this facility is located. Although the contract expires in 2019, we are in active discussions with the customer to continue this relationship.

St. Maarten

We own and operate three desalination plants with an aggregate design capacity of 5.8 million GPD in St. Maarten. We built two of these plants and acquired and refurbished the third. We sell the water produced at these plants on a take‑or‑pay basis to the Government of St. Maarten pursuant to the St. Maarten Water Purchase Agreements.  Pursuant to an amendment in April 2018, the required minimum monthly water purchase by our customer was reduced, in exchange for a four-year extension to the water contract which will now expire in 2025. The reduction in the required minimum monthly water purchase will remain in effect for three years, at which time the average monthly minimum purchase will then revert to previous minimum requirements for the remainder of the contract. Our customer has the option to extend the lower minimum volumes for an additional two years, which, if exercised, would also extend the contract expiry from 2025 to 2027. Under the St. Maarten Water Purchase Agreements, we are obligated to pay for the electricity needed to operate our plant at a fixed rate. We lease the sites where these plants are located. The St. Maarten Water Purchase Agreements require us to transfer ownership of the plants to the government upon the expiration of the water purchase agreements and under other certain circumstances.

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

Peru

In October 2016, we completed the acquisition of all the outstanding shares of Aguas de Bayovar S.A.C., or ADB, and all the rights and obligations under a design and construction contract for a desalination plant and related infrastructure located in Peru (the “Peru Acquisition”).  We sell both seawater and desalinated process water on a take-

or-pay basis to Compañia Minera Miski Mayo S.R.L under an operating and maintenance agreement. Compañia Minera Miski Mayo S.R.L uses the water to operate its Bayovar phosphate mine, which is located in North Western Peru. The desalination plant and related infrastructure have the capacity to deliver more than 7.9 million GPD of seawater to the mine via a 24-mile pipeline and 2.7 million GPD of desalinated process water from a SWRO facility located at the mine site. The current term of the operating and maintenance agreement expires in 2037. The plant is constructed on property controlled by Compañia Minera Miski Mayo S.R.L, which owns the plant and related infrastructure. The rights to the design and construction contract include monthly installment payments for the construction of the desalination plant and related infrastructure, which are guaranteed by a former shareholder of our customer and continue until 2024. These payments are accounted for as a note receivable.

Other Plants

We own and operate a desalination plant with the design capacity of 1.0 million GPD on the Island of Great Exuma, The Bahamas. We acquired the facility in 2009 and refurbished it in 2013. We sell the water produced at this plant on a take‑or‑pay basis to Clearview Enterprises Limited, which is part of the Sandals Group. The current terms of these agreements expire in 2019. We lease the site where the desalination plant is located from our customer. Although the contract expires in 2019, we are negotiating with the customer to continue this relationship.

We own and operate a desalination plant with the design capacity of 0.5 million GPD in Anguilla, which we began operating in October 2018. We sell the water produced by this plant to one customer.

We own and operate two desalination plants with the design capacity of an aggregate of 500,000 GPD on Providenciales, Turks and Caicos Islands. We built one of these plants and acquired and refurbished the other. We sell the water produced at these plants to local customers and own the sites where these plants are located.

Wastewater Treatment and Water Reuse Solutions

For our wastewater treatment and water reuse solutions, we design, fabricate and install plants that are leased under a contractual term or sold to customers.  The wastewater treatment and water reuse solutions offered to customers include scalable modular treatment plants, field-erected plants and temporary bypass plants ranging from 5,000 GPD to more than 1.5 million GPD.

The modular wastewater treatment plant is a scalable design that can be expanded to meet increases in customer demand. An example of this would be a residential property developer that needs a wastewater treatment plant for its development. As each new phase of the property development is completed, the wastewater processing demand increases with the addition of new homes. Additional modules can be added to the waste processing plant to meet this increased processing demand. Field-erected treatment plants are similar to the modular plants, including the customers they serve, with the main difference being that they are generally larger in size. The third solution offered is temporary bypass plants. These temporary transportable plants are deployed to maintain continuity of treatment services when a customer’s centralized wastewater treatment plant is not operating to enable significant maintenance or repair.

The contractual term for our modular and field-erected wastewater treatment and water reuse plants leased to customers typically range from three to five years while our temporary bypass solutions are leased under short-term contracts of less than one year. As of December 31, 2018, we had more than 80 leases of wastewater treatment and water reuse plants with our customers. Plants sold to the customer are designed, fabricated and installed typically over a period of typically 6 to 12 months. While operations and maintenance of the plants are typically the responsibility of the customer, we do perform these services, in limited instances, for the customer.

We currently offer our wastewater treatment and water reuse solutions in North America, including Texas where we believe we are a leading provider for modular and field-erected designs, and the Caribbean where we operate and maintain certain plants owned by certain of our desalination solution customers.

Customers

Customers for our desalination solutions generally fall into three categories: (i) municipal customers or government‑owned utility companies, (ii) industrial, power, refining, mining and/or other manufacturing companies which require a reliable source of industrial quality water for their operations, or (iii) resorts and/or private entities. These customers may (a) contract with us to build and operate plants, (b) become our customers after their initial plant owner or operator sells its interest in a plant or (c) become our customer after replacing an operator with Seven Seas Water. Our important target market opportunities include municipal customers or government owned utility companies that wish to contract to have a plant constructed to increase water production for residential or industrial purposes or seek our experience in operating an existing plant. Under these arrangements, the municipal customers or government owned utility company is typically responsible for distributing water, providing power and a minimum purchase guarantee. Another target market is industrial customers that require clean water for an industrial purpose. Historically, prospective industrial customers generated their own water, but increasingly more industrial users have outsourced the production of water to focus on their core competencies.

Customers for our wastewater treatment and water reuse solutions generally include property developer and municipal customers, including utility districts. These customers may contract with us to build a plant and often add more of our solutions as their property is further developed.

For the year ended December 31, 2018, revenues earned from our customer in Trinidad represented approximately 10% of our total consolidated revenues.

Business Development

Our Seven Seas Water platform focuses on desalination, wastewater treatment and water reuse solutions opportunities.

For our desalination solutions, we focus on opportunities to own and operate desalination plants designed to produce approximately 2 million GPD to 13 million GPD of water for governmental, municipal, industrial and hospitality customers, a relatively underserved sub‑segment of the desalination market with limited comparable solutions and competitors. We pursue these opportunities by participating in request for proposal processes, developing plans for plants in underserved areas, acquiring existing plants and providing emergency water services. Geographically, we continue to pursue opportunities to expand in the Caribbean region, while seeking opportunities in North America, South America, Africa, the Middle East and other select markets.

For our wastewater treatment and water reuse solutions, we focus on leasing equipment for a contractual term or selling equipment to governmental, municipal (including utility districts), industrial and property developer customers.  The wastewater treatment and water reuse solutions offered to customers include scalable modular treatment plants, field-erected plants and temporary bypass plants ranging from 5,000 GPD to more than 1.5 million GPD. We pursue opportunities throughout North America, including Texas where we believe we are a leading provider for modular and field-erected designs, and the Caribbean.

We believe our desalination, wastewater treatment and water reuse solutions are complementary and can result in cross selling opportunities to customers.

Our business development function is organized into teams dedicated to pursuing opportunities in specific target markets. Company personnel focused on the North American, Caribbean, African and Middle Eastern markets operate primarily from our Tampa, Florida and Houston, Texas offices. Our South America team operates from Santiago, Chile, where we have been focused on developing business opportunities for the Seven Seas Water business in South America.

As part of our expansion strategy, we may acquire additional desalination, wastewater treatment and water reuse plants or businesses. Potential acquisition candidates include individual plants and businesses that operate multiple plants. We frequently evaluate potential acquisition candidates and engage in discussions and negotiations regarding potential acquisitions. There can be no assurance that any of our discussions or negotiations will result in an acquisition. Further, if we make any acquisitions, there can be no assurance that we will be able to operate any acquired plants or businesses profitably or otherwise successfully implement our expansion strategy.

We also pursue opportunities to deploy our mobile containerized desalination solutions and our bypass wastewater treatment solutions to help parties address short-term or immediate needs. To address this business opportunity, we maintain a fleet of mobile containerized plants and bypass wastewater treatment solutions. Our ability to quickly deploy, commission and commence operation of these plants and solutions provides us a competitive advantage in these situations. We provide these rapid deploy services pursuant to contracts that typically have terms that range from less than one year up to five years. By assisting customers with their short-term or immediate needs, we are often well positioned to expand such customer relationships into long‑term arrangements.

Competition

For our desalination solutions, Seven Seas Water generally targets projects for medium‑scale plants that it can own and operate that are accompanied by long‑term contracts to sell water to customers. We compete primarily on the basis of the unit price at which water is sold to our customers, as well as our ability to build, commission, operate and maintain our plants to provide customers with a reliable long‑term water supply. Our pricing depends on many factors, including the length of the water supply agreement term, the volume of water to be supplied, factors relating to the feedwater quality and location of the plant, infrastructure availability, electric power availability and costs (including who is responsible for paying those costs), and our cost of capital, among other factors.

The competitors in our market generally fall into three categories: (i) engineering, procurement and construction, or EPC, companies, (ii) large project developers, and (iii) other outsourced service model companies. EPC companies, which contract to build plants that satisfy specific requirements, often do not operate such plants after completion. Large project developers focus on large‑scale municipal desalination projects and prefer to take the role as lead developer for a customer sponsor and often do not operate plants after completion. Many of these companies, among others, currently operate in areas in which we would like to expand our desalination business. Many of these companies already maintain worldwide operations and have greater financial, managerial and other resources than we do. We believe that our low overhead costs, knowledge of local markets and our efficient manner of operating desalination water production equipment will provide us a competitive advantage in many medium scale applications and projects.

For our wastewater treatment and water reuse solutions, Seven Seas Water generally targets plants ranging from 5,000 GPD to more than 1.5 million GPD delivered to the customer through capital and financed equipment sales, and leasing arrangements. Further, our modular wastewater treatment plants provide customers with the ability to scale their plants based on demand. While we compete directly with other regional, national and international companies, many of our competitors do not offer similar modular design, financing or leasing solutions that we believe our core markets demand.

Quench

Our Quench business offers WAAS solutions by providing bottleless filtered water coolers and other products that use filtered water as an input, such as ice machines, sparkling water dispensers and coffee brewers, to customers throughout the United States and Canada. Our POU systems purify a customer’s existing water supply, offering a cost‑effective, convenient, and environmentally‑friendly alternative to traditional bottled water coolers, or BWC. We offer our solutions to a broad mix of industries, including government, education, medical, manufacturing, retail and hospitality, among others.

Through our direct sales channel, we install and maintain our filtered water systems in exchange for a monthly rental fee, typically under multi‑year contracts that renew automatically. With an installed base of more than 140,000 company‑owned rental systems, we believe that we are one of the largest POU‑focused water services companies operating in North America. We are able to service our rental customers across the United States and Canada, with Quench employee service technicians covering more than 300 metropolitan statistical areas, as defined in the 2010 U.S. Census and the 2016 Canadian Census. We generate sales by leveraging our team of field and inside sales representatives, supported by a marketing team with expertise in digital and traditional media. We believe the geographic scale of our platform, the diversity of product offering, and our customer-centric service provide us a competitive advantage. These capabilities also help to create customer loyalty and preserve our market share.

Through our indirect sales channel, we offer POU systems to networks of approximately 250 dealers and retailers predominantly in North America. The indirect sales channel expands our participation in the growing POU market domestically and internationally. In addition, this channel enhances our ability to develop, source and manufacture innovative, exclusive, bottleless filtered water coolers and related offerings. Lastly, the channel offers us the opportunity to develop deep relationships with POU dealers that could potentially lead to future acquisitions.

Products

Our filtered water systems offer customers a cost‑effective, convenient and environmentally‑friendly alternative to traditional BWCs. Our systems are connected to a customer’s existing water supply, which is filtered at the point of use to reduce impurities and other contaminants. Once a POU system is installed, ongoing service requirements, including routine maintenance, repair and filter changes, are typically covered under a rental agreement for our rental customers.

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

Our filtered water systems and related equipment are sourced both internally from our company-owned manufacturing facility in South Korea, and externally from a variety of domestic and international manufacturers. We also refurbish rental equipment that is returned from customer locations for future redeployment. We intend to continue working with our suppliers and leveraging our market knowledge to refine our water cooler product offerings and our other related water‑enabled products, such as ice machines, sparkling water systems and coffee brewers. Some of our recent acquisitions have provided manufacturing operations and expertise and exclusive sourcing agreements, which enhance our ability to develop and source new and innovative POU products.

We provide our rental services generally under automatically‑renewing contracts with a typical initial term of three years, however these contracts can range from month‑to‑month to four years. Our annual unit attrition rate, at December 31, 2018, was approximately 7.5%, implying an average rental period of more than 12 years. In these rental agreements, we bear the up‑front cost of purchasing and installing systems as well as the ongoing cost of maintaining them in exchange for a recurring fee. In certain circumstances, we sell water filtration systems to end customers, which may be accompanied by a maintenance contract or serviced on a time-and-materials basis. In 2017, we began selling certain water filtration systems exclusively through our indirect sales channel of POU dealers and retailers.

Sales and Marketing

We market our products and services through a variety of digital and traditional methods. Digital marketing activities include search engine marketing, email marketing, affiliate marketing and display advertising. Traditional marketing activities include telemarketing and trade shows. Marketing messages emphasize the benefits of water filtration versus those of delivered water, which include convenience, reliability of supply, cost savings, wellness and environmental sustainability. According to a 2016 study by Zenith International, or Zenith, POU system penetration in 2015 was 11.1% of the U.S. commercial water cooler market, by revenue, which we believe provides a significant opportunity for additional organic growth.

We have a team of Quench sales and marketing professionals dedicated to new customer acquisition activities across the United States and Canada. Our field sales representatives are focused on increasing penetration in the largest metropolitan markets in the United States and Canada. We also have specialized sales teams focused on large enterprises and specific industries to expand our market penetration. We maintain a presence in online advertising and lead generation, supported by an in‑house team of digital marketing personnel.

Our Quench platform is also well‑positioned to increase sales to existing customers. In addition to our sales team, our customer care representatives generate revenue by selling additional products to existing customers. In addition, as we service our rental equipment, we routinely identify opportunities to reassess our customer’s needs and offer additional services and system upgrades. Frequently, Quench rental customers will add systems during the course of their relationship with Quench.

We intend to continue to differentiate our offering to customers by adding new and innovative water filtration products and related water‑enabled products. We are also considering additional international and residential market expansion in our POU business.

Customers

Within our direct sales channel, we target businesses across the United States and Canada with an emphasis on companies with 20 or more employees, as well as those operating in several key industries, such as government, education, medical, retail and hospitality. We maintain a highly diversified customer base of approximately 50,000 customers. Within our indirect sales channel, we sell to established networks with approximately 250 POU dealers and retailers in the United States and Canada, and we are actively expanding this network through our ongoing sales and marketing activities.

Customer Service

Our service technicians are trained to service our rental POU systems to ensure a convenient, reliable water supply. In larger metropolitan areas in the United States and Canada, we service rental equipment via local employee service technicians, who perform installations, preventive maintenance and repairs. In areas without local employees, Quench technicians travel to handle installations and preventive maintenance. When necessary, Quench engages third‑party contractors for certain types of service calls.

Competition

We compete directly with other POU filtration, BWC, and office coffee service, or OCS, companies, as well as with retail stores and internet sites where similar products and services may be purchased. Municipal tap water is also a substitute for our POU filtration services. The POU filtration market is highly fragmented, with many small, local service providers. There are also a number of larger national competitors, including Cott Corporation, which offers BWC, OCS and POU services; Nestle, which offers BWC and POU services; Aramark, Compass Water Solutions, and Waterlogic International, which offer OCS and POU services. Our competitive position is based on our pricing, national service coverage and product quality.

Although Zenith reported that in 2015 the POU segment we serve accounted for 11.1% by revenue of the $4.2 billion per year, the number of POU units has been growing consistently and is projected to continue to grow at the expense of BWCs. We believe POU systems offer an attractive alternative to BWCs primarily due to cost, convenience, health benefits and environmental considerations. In 2015, approximately 29% of all new POU accounts (commercial and residential) in the United States were attributed to BWC conversions. We believe that the quality and reliability of our service, both in the field and in the back office, are differentiators within our markets.

Market Opportunity

We primarily operate in three water sectors—desalination, wastewater treatment and water reuse and commercial water filtration. We believe these sectors offer us opportunities for significant organic and inorganic growth due to their size, positive long‑term growth trends and fragmentation.

A number of key macroeconomic factors shape the global water sector, including population growth, an increasing water supply‑demand imbalance, urbanization, industrialization, and consumers’ heightened health and environmental awareness. Global water demand has outpaced population growth, leading to chronic water scarcity in many regions around the world. According to data from the United Nations, global water demand (excluding irrigation) will grow three times faster than the global population. According to the 2018 United Nations World Water Development Report, an estimated 3.6 billion people live in areas that are potential water scarce at least one month per year, and this population could increase to 4.8 to 5.7 billion by 2050.  Further, the 2030 Water Resources Group, a public-private-civil society collaboration facilitated by the International Finance Corporation, estimates that global water demand will exceed supply by 40% by 2030. The United Nations Environment Programme, an agency of the United Nations that coordinates environmental programs, estimates that roughly half of the world’s population currently lives within 40 miles of the sea. Because of the proximity of population centers to saltwater bodies, we believe desalination through our Seven Seas Water platform is a viable solution to address future water shortages.

As clean water demand continues to grow, we believe the need for water treatment technologies, such as desalination, wastewater treatment and POU filtration, will increase, and we believe both of our operating platforms are well positioned to benefit from these trends.

Global Desalination Market

In recent years, there has been a rapid increase in the installation of new seawater desalination capacity. According to a December 2018 update by Global Water Intelligence’s (GWI) Desaldata, total estimated desalination market capital expenditures were estimated to reach over $4.8 billion in 2018, increasing to over $8.6 billion in 2021. Many of the existing medium‑scale plants are owned and operated by local governments and companies, and operating desalination facilities is generally not their core competency. As a result, we believe a large number of these plants could benefit from our ownership and operating expertise to generate more reliable and lower‑cost clean water.

According to the World Resources Institute’s Aqueduct rankings, the Caribbean is one of the most water‑scarce regions of the world in terms of fresh water availability, comparable to the Western Sahara and parts of the Middle East. We believe our Seven Seas Water platform is a leading desalination solution provider in the Caribbean, where we operate ten water treatment facilities. Our installed capacity in the Caribbean has grown from 9.2 million GPD in 2010 to 29.9 million GPD as of December 31, 2018. Based on information published by GWI, we believe we represent a significant portion of the existing medium‑scale desalination plant capacity in the Caribbean. Many of the Caribbean region’s current desalination facilities utilize older thermal technologies that are more costly to operate than membrane‑based SWRO systems. We believe replacing these thermal plants with new SWRO plants is a significant additional opportunity for us. Given our compelling value proposition, extensive presence, and operational expertise in SWRO plants, we believe we are well positioned to further grow our Caribbean business.

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

Wastewater Treatment and Water Reuse Market

Wastewater treatment processes improve water quality by reducing the toxins that cause harm to humans and pollute rivers, lakes and oceans. According to the American Society of Civil Engineers (ASCE) 2017 Infrastructure report card, it is estimated that the demand on existing wastewater treatment plants will grow by more than 23% by 2032 and that $271 billion is needed in wastewater infrastructure over the next 25 years. Evidence of the funding gap in wastewater infrastructure exists already in the United States and ASCE’s 2016 Failure to Act report estimates that 900 billion gallons of untreated sewage is discharged into the environment each year. Part of the solution for reducing stress on existing centralized wastewater treatment plants will be the addition of wastewater treatment capacity through decentralized solutions. Decentralized wastewater treatment solutions reduce the need for extensive upgrades and expansion of larger, centralized plants. In addition, these decentralized wastewater treatment solutions have faster implementation cycles, have higher potential for onsite water reuse and are more capital-efficient as modular designs can be expanded as capacity is needed.

According to the United States Environmental Protection Agency’s 2017 Potable Reuse Compendium, long-term water scarcity is expected to increase over time in many parts of the United States which will drive the increase for wastewater reuse. In 2017, the Watereuse Association estimated the market for wastewater reuse in the United States was $1.8 billion, which is expected to grow by 27% by 2027. As water scarcity increases, so will the need to reuse wastewater. There is a significant opportunity to reuse wastewater in the United States as currently only approximately 7 to 8% of municipal wastewater is reclaimed for reuse, leaving a large potential for additional reuse capacity.

While a majority of our wastewater treatment and water reuse solutions in the United States are concentrated in Texas, we are focused on and believe we are capable of providing, solutions across all 50 states and internationally. Globally, according to GWI, global installed reuse capacity has more than doubled since 2010 with this growth trend expected to continue into the future.

U.S. Water Cooler Market

A 2016 study by Zenith estimates that the U.S. water cooler market will generate $4.2 billion of revenues in 2015, on an install base of more than 5.8 million BWC and POU units. POU units represent $467 million of these revenues and 1.4 million of the installed units, of which 94% are within the commercial market segment, which we target. We believe that POU units are taking market share from BWC units for a variety of reasons, including cost, convenience, health benefits and environmental concerns. Zenith reports that in the United States, the average BWC customer will spend $50.85 per month for bottles (5.01 bottles per month at an average price of $10.15 each) plus $19.80 per month to rent the base unit, implying an average total monthly spend of $70.65 per BWC unit. This compares with Zenith’s estimated average monthly rental rate for a POU unit in the United States of $35.15. Zenith indicates that from 2010 to 2015, the market share of POU on an installed unit basis grew from 16.4% to 23.5%, which represents a unit CAGR of 10% for that period. Zenith expects the total number of POU units to grow at a CAGR of approximately 9% between 2015‑2020, while the number of total installed BWC units is projected to grow at a CAGR of only 1% during the same period.

We estimate that our rental market share is less than 10% of commercial POU systems on an installed unit basis based on the industry installed unit data per the Zenith study. The U.S. POU water cooler market is highly fragmented with hundreds of small regional providers, representing an opportunity for consolidation. Given the size of our addressable market and the fragmentation of the industry, we believe we are well positioned to realize growth with our focus on the commercial POU market.

Our Strengths

Differentiated Water‑as‑a‑Service Business Model

Our WAAS business model offers an attractive value proposition to our customers by providing clean drinking water, processed water and wastewater treatment and water reuse solutions in a reliable, capital‑efficient, cost‑effective and flexible manner. Our long‑term, service‑focused model minimizes customer capital investment and yields long‑term customer relationships. We invest capital in developing and installing engineered water systems, and generate predictable and steady revenue, earnings and cash flow, as well as an attractive unit economics.

Excellence in Execution Driven by Engineering and Operational Expertise

Our experience in implementing, operating and servicing water filtration technologies is at the core of our water solutions. Our expertise drives our ability to offer customized solutions to satisfy our customers’ needs. Our engineering experience and expertise is critical in developing desalination and wastewater treatment and water reuse solutions that meet each customer’s specific needs. Another important aspect of engineering expertise is reliability, as evidenced by our ability to achieve an average plant availability of approximately 97% since 2013, which provides our customers with a highly reliable water supply.

Our Quench POU filtered water systems utilize a variety of water purification technologies, including reverse osmosis, carbon filtration, deionization, ozonation and ultraviolet sanitization. Our service technicians are trained to maintain and service our POU systems to provide a convenient, reliable and high-quality water supply.

Experienced Management Team with Demonstrated Track Record

Our Seven Seas Water and Quench management teams, led by our President and Chief Executive Officer, Anthony Ibarguen, have extensive industry experience. These teams have a demonstrated track record of managing costs, adapting to changing market conditions, developing a comprehensive safety culture and financing, acquiring, integrating and operating new businesses and solutions.

Strong Competitive Position Supported by Long‑Term Customer Relationships

We have long‑standing customer relationships. In our experience, customers typically extend their contracts significantly beyond the original term, as the need for the specific solution continues and the customer realizes the value proposition of our WAAS business model. Furthermore, we believe our operating and engineering expertise, experienced management team, and scale put us at the forefront of our industry, and that significant investment would be required for others to replicate our platforms.

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

Our lease agreements for wastewater treatment and water reuse solutions under our Seven Seas Water platform typically provide for initial terms of up to five years with automatic renewal provisions. With annual lease customer attrition of less than 5%, our customer relationships typically extend for 15 years or longer. Further, as our customers’ needs for additional wastewater treatment equipment expands, we believe our modular based solutions provide a strategic solution for our customers to meet the increased demand through incremental long-term agreements.

In the 2016 study by Zenith International, our Quench platform was named one of the top five companies in the POU industry based on the number of POU units rented or sold. For company-owned and billed rental units, our current typical initial contract term is three years with an automatic renewal provision, and our annual unit attrition rate, at December 31, 2018, was approximately 7.5%, implying an average rental period of more than 12 years, in part, because we provide highly reliable and efficient services. We believe our scale, product breadth and reliability, and customer service are key differentiators in a highly fragmented industry primarily composed of smaller providers.

Significant Experience Identifying and Integrating Acquisitions

Identifying and executing value‑enhancing acquisitions are core to our growth strategy. Under our Seven Seas Water platform, we have acquired five operating desalination facilities since 2007, which had an aggregate capacity of 9.8 million GPD at the time of acquisition and one wastewater treatment and water reuse company. Quench has completed 23 acquisitions since 2008, nine of which occurred during 2018. We believe the recent acquisitions are indicative of the opportunity for future inorganic growth to increase our market share and expand our service coverage footprint. We routinely evaluate opportunities for acquisitions and believe our experience and success in identifying, executing, integrating and operating acquisitions enable us to deploy capital effectively, create shareholder value and increase our market share.

Strong Financial Performance

We have demonstrated sustained revenue growth with attractive margins under long‑term customer relationships.

Our revenues grew at a CAGR of 39.3% from 2013 through 2018. We believe we can continue our revenue growth by acquiring projects and customers, expanding our relationships with our customers, expanding into new geographies and complementary services, and selectively acquiring related water services businesses.

Our net losses for the years ended December 31, 2018, 2017 and 2016 were $20.7 million, $24.9 million and $20.9 million, respectively. See Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for more information.

Our Strategy

Continue to be an Industry Leader in Quality, Service and Efficiency

We will continue to focus on servicing our customers and responding to changing customer needs and emergency situations in the water industry. Our WAAS business model helps us to control reliability and quality and ensure compliance with health standards and customer specifications. Our desalination plants operate safely and efficiently with an average availability of approximately 97% since 2013, providing an uninterrupted supply of water for our customers. Our wastewater treatment and water reuse equipment is based on a conventional, proven design to ensure reliability of all operating components. Our Quench platform benefits from significant economies of scale that are expected to continue as the business grows.

Drive Sustainable and Profitable Growth

We are focused on long‑term, sustainable equity returns and intend to continue to deploy capital in attractive rate of return opportunities. Across both our Seven Seas Water and Quench platforms, we have recurring revenue that is derived from predictable and contractually‑obligated payments. In addition, certain of our Seven Seas Water margins benefit from contractual inflation‑protection and cost pass‑through provisions.

We believe our differentiated WAAS business model results in attractive unit economics. As a result, we believe our growth will enhance operating leverage and drive margin expansion for both the Seven Seas Water and Quench platforms.

Develop New Business Opportunities and Add New Customers for Growth

We intend to continue to develop new business opportunities and add new customers supported by our experienced sales and marketing teams. Our Seven Seas Water platform has dedicated business development teams focusing on new project development and acquisition opportunities globally. We strategically focus on providing desalination and wastewater treatment and water reuse solutions to governmental, municipal (including utility districts), industrial, property developer and hospitality customers in North America, the Middle East, South America, Africa, new territories in the Caribbean and other select international markets.

Quench has an experienced and growing team of sales and marketing professionals responsible for new customer acquisition and expansion of existing customer relationships. Our sales representatives leverage our innovative, internet‑focused marketing and lead generation platform to add new customers. We also have dedicated sales teams targeting certain industries, such as government, education and medical, as well as large enterprise, dealer and wholesale opportunities.

Drive Growth through Increased Sales to Current Customers

Both our Seven Seas Water and Quench platforms are well positioned to realize growth through incremental sales to current customers due to our longstanding relationships developed as a result of our reliable operating performance, competitive pricing and highly‑rated customer service.

Our Seven Seas Water platform has a track record of increasing sales to current customers through expansions of existing facilities to meet increasing demands for the customer and extensions of existing contracts to provide water over a longer period of time.

In addition, Seven Seas Water maintains a fleet of containerized and bypass wastewater treatment solutions for rapid deployment and commissioning. This gives us a competitive advantage when responding to short-term or immediate needs. Once these systems are operating, we have the opportunity to demonstrate the high reliability our plants have achieved elsewhere. With respect to our desalination solutions, we have had significant success converting these short‑term customer relationships into much longer (10 to 20 years) contractual agreements.

Within Quench’s direct sales channel, our existing customers continue to provide significant opportunities for us to offer additional products and services. Many of our rental customers add water coolers or upgrade them during their relationship with us, and many also opt to rent equipment from our newer product lines enabled by POU water filtration, such as ice machines, sparkling water coolers and coffee brewers. Within Quench’s indirect sales channel, many of our dealers are also opting to purchase equipment from our newer product lines, such as ice machines.

Continued Development of New Product Offerings to Open New Market Opportunities

We intend to pursue new market opportunities and customers with our Seven Seas Water platform by leveraging our emergency response capabilities and specialized water supply systems for large‑scale industrial operations such as mining, power generation and high volume water consumption manufacturing activities. We invest in containerized and bypass wastewater treatment plants to enable us to provide rapid solutions for customers who require services quickly, including in emergency situations. We are also actively examining and pursuing governmental, municipal, industrial and hospitality wastewater recovery opportunities as well as opportunities to treat water associated with oil and gas exploration.

In our Quench business, we intend to continue leveraging our manufacturing capabilities, exclusive supply relationships, and market knowledge, to expand and refine our water cooler product offerings and our other related water‑enabled products, such as ice machines, sparkling water systems and coffee brewers.

Selectively Pursue Acquisitions

Acquisitions have historically been a major growth driver for us, and we expect to continue to pursue acquisitions in the future. Both Seven Seas Water and Quench have dedicated teams that actively identify opportunities to expand our business and geographic presence, broaden our service offerings and allow us to move into additional markets.

Through our Seven Seas Water platform, we intend to continue to selectively acquire complementary businesses that will align with either our desalination or wastewater treatment and water reuse offerings. Our strategy includes proactive deal sourcing where we identify and pursue the acquisition of assets or businesses from companies that align or complement our existing Seven Seas Water offerings. As it relates to targeted desalination assets or businesses, we intend to purchase, upgrade, expand and operate existing water treatment and desalination facilities in new and current markets, including those from companies which own and operate a single desalination facility. We believe we can often operate these desalination facilities more efficiently and reliably than current operators by leveraging our engineering and operating expertise.

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

Recent Acquisitions

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

On February 9, 2018, we entered into a binding agreement with Abengoa Water, S.L.U. to purchase a majority interest in a desalination plant in Accra, Ghana. The plant has the capacity to deliver approximately 18.5 million GPD of potable water to Ghana Water Company Limited (“GWCL”) under a long-term, U.S. dollar denominated water purchase agreement. The transaction is structured as the purchase of the entire share capital of Abengoa's subsidiary that holds a 56% economic interest in Befesa Desalination Developments Ghana Limited (“BDDG”), the Ghanaian company that owns the plant. The original base purchase price for this interest was approximately $26 million, which is expected to be paid in cash, and is subject to adjustment based on the results of negotiations with GWCL regarding changes to the water purchase agreement and with BDDG's lenders regarding the existing financing arrangements, among other things. Completion of the purchase is subject to the satisfaction of certain conditions precedent, including: (i) the receipt of required approvals from BDDG's other shareholders, as well as those required under BDDG's financing arrangements, (ii) the execution of legally binding heads of terms among the Government of Ghana, GWCL and BDDG in which the parties agree to revise the water rates charged under the water purchase agreement and the indexation of those rates, (iii) the receipt of the approval of the credit committees of BDDG's lenders to changes to the terms and conditions of BDDG's financing arrangements, and (iv) there being no material breach by BDDG under the project or financing documents, as well as certain other customary closing conditions. In December 2018, we entered into an agreement with Abengoa Water, S.L.U. to extend the long-stop date of the binding agreement to March 31, 2019. We do not intend to extend the long-stop date beyond March 31, 2019.

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

On August 6, 2018, we acquired substantially all the assets and assumed certain liabilities of Alpine Water Systems, LLC (“Alpine”), a POU water filtration company based in Las Vegas, Nevada, for an aggregate purchase price of $15.0 million (the “Alpine Acquisition”). The assets acquired consist primarily of in-place lease agreements and the related POU systems in the United States and Canada.

On October 2, 2018, we acquired substantially all of the assets and assumed certain liabilities of J and C Rigtrup Corp. d/b/a Quality Water Services (“Quality Water Services”), a POU water filtration company based in Seattle, Washington, for an aggregate purchase price of $0.9 million (“Quality Water Services Acquisition”). The assets acquired consist primarily of in-place lease agreements and the related POU systems.

On November 1, 2018, we acquired all of the issued and outstanding membership interests of AUC Acquisition Holdings (“AUC”), a provider of wastewater treatment and water reuse solutions based in Houston, Texas, pursuant to a membership interest purchase agreement (“AUC Acquisition”). The aggregate purchase price, which is subject to final adjustments as provided in the purchase agreement, was $130.9 million, including $127.0 million cash (including estimated working capital adjustment), approximately 122 thousand ordinary shares of AquaVenture Holdings Limited, or $2.0 million, and $1.9 million of acquisition contingent consideration.

On December 3, 2018, we acquired substantially all the assets and assumed certain liabilities of FB Global Development, Inc., d/b/a Bluline (“Bluline”), a POU water filtration dealer and distributor based in South Florida, for an aggregate purchase price of $2.9 million (“Bluline Acquisition”). The assets acquired consist primarily of in-place lease agreements and the related POU systems in the United States.

On December 18, 2018, we acquired all of the issued and outstanding shares of Pure Health Solutions, Inc. (“PHSI”) pursuant to a stock purchase agreement (“PHSI Acquisition”). PHSI, which is based outside of Chicago, is a leading provider of filtered water coolers and related services through direct and indirect sales channels. We paid approximately $57.0 million, in the aggregate, which included approximately $39.5 million in cash related to the purchase price of PHSI, net of an estimated adjustment to reduce the purchase price of $1.2 million, and approximately $17.5 million of cash accounted for as a post-combination payoff of factored contract liabilities accounted for as a secured borrowing.

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

In addition, the public may read and copy any materials that we file with the Securities and Exchange Commission through the Securities and Exchange Commission’s Electronic Data Gathering, Analysis and Retrieval (EDGAR) system at www.sec.gov.

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

For our Seven Seas Water business, these factors include:

•	our ability to identify and successfully complete acquisitions and to integrate and operate any acquired assets or businesses profitably;

•	the timing of the commencement of any operations of new, expanded or acquired desalination or wastewater treatment plants;

•	variations in the customer demand, volume or price of water purchased by our customers;

•	the timing or delay of collections from a customer, including those arising from credit issues of the customer;

•	the amendment, disposition, termination or expiration of or non-compliance with a water supply agreement for a desalination or wastewater treatment plant;

•	the timing, size and accounting treatment of acquisitions, the impact of those acquisitions on our business and financial statements, and the market perception of the benefits of those acquisitions;

•

any disruptions in the operations of our plants due to severe weather conditions, natural disasters, climate change, equipment failures, power outages, extended maintenance or other factors, including environmental factors (such as bacteria levels or contaminants in source water), that can reduce our production volume;

•	changes in capital spending;

•	our ability to raise sufficient debt or equity capital to fund the construction or acquisition of new plants;

•	our inability to recruit and retain skilled labor and personnel changes;

•	changes in the political, social and economic conditions of our markets; and

•	general economic conditions.

For our Quench business, these factors include:

•	our ability to identify and successfully complete acquisitions and to integrate and operate any acquired assets or businesses profitably;

•	increased customer attrition at our Quench business;

•	increased competitive pressures in the POU filtration market;

•	the introduction and market acceptance of new products and new variations of existing products;

•	changes in our mix of products including changes in the mix of installed rental units and sold units, and the mix in the type of rental units installed;

•

information technology systems or network infrastructure failure and cyber-attacks, which could result in loss of operational capacities or critical data or cause delays in our billing and collection cycles; and

•	general economic conditions.

The future growth of our business is dependent on our ability to identify and successfully complete acquisitions for both our Seven Seas Water and Quench businesses,  and to operate any acquired assets or businesses profitably.

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

The anticipated benefits from any of these potential acquisitions may not be achieved unless the operations of the acquired facilities, portfolios or businesses are successfully integrated in a timely manner. The integration of our acquisitions will require substantial attention from management and operating personnel to ensure that the acquisition does not disrupt any existing operations, or affect our customers’ or investors’ opinions and perceptions of our services, products or customer support.

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

The process of integrating the various facilities, portfolios or businesses could cause the interruption of, or delays in, the activities of some or all of the existing facilities, portfolios or businesses, which could have a material adverse effect on our operations and financial results. Some acquisitions involve new management teams taking over day-to-day operations of a business. These new management teams may fail to execute at the same level as the former management team, which could reduce the cash flow of the client available to service the loan or other debt product, as well as reduce the value of the client as a going concern. Acquisitions also place a burden on our information, financial and operating systems and our employees and management. Investigation of target businesses, and negotiations and financial arrangements to acquire them, require significant management efforts and involve substantial costs for accountants, attorneys and others. The diversion of management’s attention and any difficulties encountered in the transition and integration processes could harm our business, financial condition and operating results. In addition, we may fail to accurately forecast the financial impact of an acquisition transaction, including tax and accounting charges. Acquisitions may also result in our recording of significant additional expenses to our results of operations and recording of substantial finite-lived intangible assets on our balance sheet upon closing.

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires our management to assess the effectiveness of the internal control over financial reporting for the companies we acquire. In order to comply with the Sarbanes-Oxley Act, we will need to implement or enhance internal control over financial reporting at any company we acquire and evaluate the internal controls. We do not conduct a formal evaluation of companies’ internal control over financial reporting prior to an acquisition. We may be required to hire or engage additional resources and incur substantial costs to implement the necessary new internal controls should we acquire any companies. Any failure to implement required internal controls, or difficulties encountered in their implementation, could harm our operating results or increase the risk of material weaknesses in internal controls, which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner.

The current terms of our water sales agreements in Curaçao and the Island of Great Exuma, The Bahamas expire in 2019.  Our ability to manage our growth effectively and integrate the operations of acquired facilities, portfolios or businesses, or newly expanded or developed facilities, will require us to continue to attract, train, motivate, manage and retain key employees and to expand our information technology, operational and financial systems. If we are unable to manage our growth effectively, we may spend time and resources on such acquisitions that do not ultimately increase our profitability or that cause loss of, or harm to, relationships with employees, and customers as a result of the integration of new businesses.

Our Seven Seas Water desalination business is dependent on a small group of customers for a significant amount of our revenue.

Our Seven Seas Water desalination business focuses on large and complex projects. Consequently, we are dependent on a small number of customers for a significant amount of our revenue. Our desalination projects usually conduct business under long‑term water supply agreements with one or a limited number of customers or a single government or quasi‑government entity that purchase the majority of, and in some cases all of, the relevant facility’s output over the term of the agreement. This customer concentration exposes us to increased risk of termination, expiration, cancellation or breach of existing contracts or delay of new projects, which may cause high volatility of our revenues. For example, the aggregate of our five largest Seven Seas Water desalination customers accounted for approximately 33% of AquaVenture Holding Limited’s consolidated revenue for the year ended December 31, 2018. While we intend to maintain long‑term water supply agreements for each of our facilities, due to market conditions, regulatory regimes and other factors, it may be difficult for us to secure long‑term agreements where our current contracts are expiring or for new development projects. In addition, the financial performance of our facilities is dependent on the credit quality of, and continued performance by, our customers. If any significant customer ceases or delays payments to us, cancels or delays a project or otherwise ceases doing business with us, our business, results of operations and financial condition could be materially and adversely affected. Also, the failure of our customer in the BVI to pay us on a timely basis or at all could cause our BVI subsidiary to be in default on its debt, which could permit the lenders of that debt to accelerate its repayment. Further, if we are required to transfer or sell one or more of our desalination plants to our customers, our business, results of operations and financial condition could be materially and adversely affected. While in certain cases we serve quasi‑governmental agency customers, those water supply agreements are neither guaranteed by the related government nor supported by the full faith and credit of such government, and no assurance can be given that such government would provide financial support.

We also may be unable to maintain the long-term nature and economic structure of our current contract portfolio over time. Depending on prevailing market conditions at the time of a contract renewal, our customers may desire to enter into contracts with reduced fees, and may be unwilling to enter into long-term contracts at all.

Our ability to renew or replace our expiring contracts on terms similar to, or more attractive than, those of our existing contracts is uncertain and depends on a number of factors beyond our control, including:

•	the level of existing and new competition to provide competing services in our markets;

•	the cost of our services as compared to the cost of services offered by our competitors;

•	dissatisfaction with our services or products attached to services we provide;

•	our clients selecting alternative technologies to replace us;

•	the extent to which the current and potential customers in our markets are willing to provide commitments on a long-term basis; and

•	the effects of federal, state or local laws or regulations on the contracting practices of our customers.

To the extent we are unable to renew or replace our existing contracts on terms that are favorable to us or successfully manage the long-term nature and economic structure of our contract profile over time, our revenues and cash flows could decline and our ability to service our debt could be materially and adversely affected.

Failure to retain certain key personnel or the inability to attract and retain new qualified personnel could negatively impact our ability to operate or grow our business.

The success of our business will continue to depend to a significant extent on our ability to retain or attract key personnel, particularly management, engineering, sales and operating personnel. Our management team, led by our Chairman, Douglas R. Brown, our President and Chief Executive Officer, Anthony Ibarguen, and our Chief Financial Officer, Lee S. Muller, and other key personnel have extensive industry experience. Our ability to attract or retain these employees will depend on our ability to offer competitive compensation, training and benefits. If we are unable to continue to hire and retain skilled management, technical, engineering, sales, service and operating personnel, we will have trouble operating and expanding our business, including developing and operating our existing and new or acquired desalination plants. Our success depends largely upon the continued service of our management, technical, engineering, sales, service and operating personnel and our ability to attract, retain and motivate highly skilled personnel. We face significant competition for such personnel from other businesses and other organizations which may be better able to attract such personnel. The ability to attract or retain these employees will depend on our ability to offer competitive compensation, training and benefits. The loss of key personnel or our inability to hire and retain personnel who have the necessary management, technical, engineering, sales, service and operating backgrounds could materially adversely affect our business and our financial performance.

In Curaçao, our customer is dependent on Petróleos de Venezuela S.A., or PDVSA (the state‑owned oil company of Venezuela), and any financial or other issues our customer experiences with PDVSA could adversely affect our results of operations and financial condition. Further, our water sales agreement, if not extended or renewed by the end of 2019, would materially reduce the revenues, results of operations and cash flows of our Seven Seas Water business.

Our desalination facility in Curaçao sells industrial quality water to Curaçao Refinery Utilities B.V., a government owned utility that provides utility services to a refinery it has leased to PDVSA. Any financial or other issues our customer experiences with PDVSA could adversely affect our results of operations and financial condition.  Our customer has been seeking to enter into a new lease for the refinery with several parties, including PDVSA, but has been unable to secure a new tenant to date. The current term of this water sales agreement expires in 2019, but will automatically be extended to 2022 if our customer extends the lease of the refinery to PDVSA. There can be no assurances that this water sales agreement will be extended or renewed, whether or not our customer is successful in securing a new tenant for the refinery.  The expiration of this water sales agreement would materially reduce the revenues, results of operations and cash flows of our Seven Seas Water business.

The future growth of our Seven Seas Water business is dependent on our ability to identify and secure new project opportunities in a competitive environment.

We are currently pursuing new opportunities for our Seven Seas Water business in North America, the Caribbean, South America, Africa, the Middle East and other select markets. Any new project we implement will require achievement of critical milestones in order to commence construction, the first of which is to successfully identify markets for such projects and secure contracts with proposed customers to sell water in sufficient quantities and at prices that make the projects financially viable.

Our Seven Seas Water business typically incurs significant business development expenses in the pursuit of new projects and markets, and such expenses have had, and could have, an adverse impact on our results of operations and cash flows. We currently operate our desalination business primarily in the Caribbean where we have successfully identified markets that accept our build, own and operate, or BOO, model. We currently operate our wastewater treatment and water reuse solutions business primarily in Texas where we have successfully identified markets that accept our business model. However, we expect to face challenges when we enter new markets, including identifying and establishing relationships with appropriate local partners, locating potential sites for new plants and convincing potential customers about the benefits of our business model. New markets may also have competitive conditions and governmental or regulatory regimes that are different from our existing markets. Any failure on our part to recognize or respond competitively to these differences may adversely affect the success of our business development efforts or operations in those markets, which in turn could materially and adversely affect our results of operations.

In most cases for our desalination business, we must sign a contract and sometimes obtain, or renew, various licenses, permits and authorizations from regulatory authorities. The competition and/or negotiation process that must be followed to win such contracts is often long, costly, complex and hard to predict. The same applies to the permit authorization process for activities that may affect the environment, which are often preceded by increasingly complex studies and public investigation. We may invest significant resources in a project or public tender without obtaining the right to build the plant. This could arise for many reasons, including the failure to obtain necessary licenses, permits or authorizations or inability to respond competitively. As a result, it may increase the overall cost of our activities or, if the resulting costs were to become too high, it could potentially force us to abandon certain projects. Should such situations become more frequent, the scope and profitability of our business, growth rate, predictability of earnings and cash flow generation could be materially and adversely affected.

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

For our wastewater treatment and water reuse solutions business, our property developer customers obtain the necessary licenses, permits and authorizations from regulatory authorities.  Delays in a customer obtaining the necessary licenses, permits and authorizations, or delays in building or expanding the property being developed, could materially and adversely affect the scope and profitability of our business, growth rate, predictability of earnings and cash flow generation.

A number of factors may prevent or delay our Seven Seas Water business from building new desalination plants and expanding our existing desalination plants, including our dependence on third‑party suppliers and construction companies.

A number of factors may prevent or delay construction, expansion or deployment of our facilities, including our dependence on third‑party suppliers of equipment and materials, our dependence on third‑party construction companies, and the timing of equipment purchases.

The equipment and materials required for the uninterrupted service of our Seven Seas Water desalination plants are supplied by only a limited number of manufacturers and could only be replaced with difficulty or at significant added cost. Some materials or equipment may become scarce or difficult to obtain in the market, or they may increase in price. This could adversely affect the lead‑time within which we receive the materials or components, and in turn affect our commitments to our customers, or could adversely affect the material cost or quality. The failure of any of these suppliers to fulfill their obligations to us or our subsidiaries could have a material adverse effect on our financial results. Consequently, the financial performance of our desalination facilities is dependent in part on the credit quality of, and continued performance by, our suppliers.

We also engage in long‑term engineering, procurement and construction contracts associated with developing our new desalination projects. If a construction company we have hired to build a new project defaults or fails to fulfill its contractual obligations, we could face significant delays and cost overruns. Any construction delays could have a material adverse impact on us.

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

Our ability to meet our customers’ needs, as well as achieve our targeted level of financial performance, depends on the successful operation of our facilities in our Seven Seas Water business. We currently own and operate eleven water treatment facilities in the Caribbean region and South America, which generate substantially all of the revenue of our Seven Seas Water business. Some of these facilities serve governmental and municipal customers which provide water to the ultimate consumers. If these customers fail to provide adequate service, our reputation will suffer, and our competitive position may be impaired. In addition, if the risks involved in our operations are not appropriately managed or mitigated, our operations may not be successful, and this could adversely affect our results of operations. The continued operation and maintenance of our desalination facilities may be disrupted by a number of technical problems, including:

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

Our negotiations of changes to existing desalination customer contracts may not be successful and may adversely affect our business and results of operations.

Our Seven Seas Water desalination business is generally conducted in accordance with the terms of long-term water supply contracts that, among other things, may provide for minimum customer purchases, guaranteed supply volumes and specified levels of pricing based on the volume of water purchased during the billing period. These contractual features are key determinants of plant revenue and plant profitability. Certain of our contracts provide for contractually scheduled price changes. In addition, most of our contracts include provisions to increase prices in accordance with a specified inflation index such as the consumer price index. Following the completion of acquisitions, we are typically bound by the contracts we acquire, which may include terms that either we or our customer might desire to change. From time to time, we also negotiate pricing or other changes with our existing customers which include, but are not limited to, extending or renewing a contract, expanding plant capacity, adjusting minimum volumes pursuant to a take-or-pay agreement, adjusting water rates or the indexation thereof, or a combination thereof. We have recently entered into, or proposed to enter into, amendments to certain of our contracts that have resulted in reductions or delays in the revenues we derive from those contracts in exchange for changes we believe are beneficial to us in the long run. As our customers are often governmental entities or affiliates, these negotiations can take considerable time and effort, and in certain situations, proposed amendments may require the approval of certain of governmental or quasi-governmental parties, our lenders or other third parties, resulting in negotiations with multiple parties. There can be no assurances that any specific negotiations will result in an amendment on a timely basis or at all, or that such amendment will be beneficial to us. The terms and timing of any such amendments may negatively impact our operating results, fail to meet our expectations or result in greater variability in our operating results from period to period. Failure to successfully conclude any such negotiations may require us to update previous public statements regarding our expected financial results, adversely affect our relationship with our customer, which could result in our customer exercising its rights under the contract (including, in certain circumstances, the right to purchase the desalination plant), or result in negative publicity, all of which could have a material adverse effect on our business and results of operations. Because we are dependent on a small number of customers for a significant amount of our Seven Seas Water bulk water revenues, any significant changes in prices or other terms of our contracts with any of those customers could significantly reduce our revenues, operating results and cash flows in specific periods or for the long term. Further, the political, economic and social conditions prevailing from time to time may lead our customers to more aggressively pursue cost reduction initiatives and contract amendments, which could adversely affect our business, revenues and operating results.

If the rental portion of our business experiences a higher annual unit attrition rate than forecasted, our revenues could decline and our costs could increase, which would reduce our profits and increase the need for additional funding.

Attrition is generally the result of competitive offerings, customers’ ceasing or reducing their use of our solutions, customer financial distress, customer dissatisfaction and other factors. If our unit attrition rate is higher than expected, it would reduce our revenues and could require increased marketing costs to attract the replacement customers required to sustain our growth plan, both of which would reduce our profits and profit margins. In addition, our ability to generate positive operating cash flow in future periods will be dependent on our ability to obtain additional funding to increase our customer acquisition activities to out‑pace customer attrition and absorb operating expenses. There can be no assurance that we will be able to obtain additional funding, increase our customer base at a rate in excess of our customer attrition rate or achieve positive operating cash flows in future periods. In the absence of our raising additional funding to finance increased selling and marketing activities and new customer acquisition, our customer attrition may exceed the rate at which we can replace such customers’ business. In such case, our revenues could be reduced and our profit margin could be affected.

Increased competition could hurt our Quench business.

The water cooler markets in the United States and Canada are intensely competitive. The POU filtration market is highly fragmented, with many small, local service providers. There are also a number of larger national competitors, including Cott Corporation, which offers BWC, OCS and POU services; Nestle, which offers BWC and POU services; Aramark, Compass Water Solutions, and Waterlogic International, which offer OCS and POU services. Municipal tap water is also a substitute for our POU filtration services. Our competitive position is based on our pricing, national service coverage and product quality. Many of these larger businesses have substantially greater financial and management resources than we do. Our ability to gain or maintain market share may be limited as a result of actions by competitors. If we do not succeed in effectively differentiating ourselves from our competitors, based on pricing, service, value proposition, quality of products, desirability of brands or otherwise, our competitive position may be weakened, which could also jeopardize our strategy to include the rental of additional or upgraded water coolers and the rental of equipment from our product lines enabled by POU water filtration. If we are unable to convince current and potential customers of the advantages of our services, our ability to sell our services may be limited.

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

Furthermore, many of our targeted markets are in developing countries undergoing rapid and unpredictable economic and social changes. Many of these countries have suffered significant political, economic and social crises in the past, and these events may occur again in the future. Adverse political, economic and social conditions may affect existing operations and the development of new operations due to the resulting political economic and social changes, the inability to accurately assess the demand for water and the inability to begin operations as scheduled. Such conditions may also affect the creditworthiness of affected clients who rely on or do business in impacted countries or regions.

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

We face possible risks associated with the physical effects of climate change.

The physical effects of climate change could have a material adverse effect on our properties, operations, and business. However, the impacts of climate change on our operations are highly uncertain and their significance will vary depending on type and geographic location of any physical impact. The impacts of climate change could include changing temperatures, flooding, water shortages, changes in weather and rainfall patterns, and changing storm patterns and intensities. Many climate change predictions, if true, present several potential challenges to water and wastewater utilities, such as increased precipitation and flooding, potential degradation of water quality, and changes in demand for water services. To the extent that climate change impacts changes in weather patterns, some of our properties could experience increases in storm intensity and rising sea levels. Climate change may also have indirect effects on our business by increasing the cost of, or availability of, property insurance on terms we find acceptable, increasing the cost of energy, or adversely affecting our customers (including their creditworthiness and cash flows). There can be no assurance that climate change will not have a material adverse effect on our properties, operations, or business.

We may sustain losses that exceed or are excluded from our insurance coverage or for which we are not insured.

We may from time to time become exposed to significant liabilities for which we may not have adequate insurance coverage. Because of the location of our Seven Seas Water facilities, we are exposed to risks posed by severe weather and other natural disasters, such as hurricanes, floods, earthquakes and tsunamis. In addition to natural hazards, other hazards such as fire, explosion, collapse, riot, civil commotion, machinery failure and electrical service interruption are inherent in our operations. Liability from these hazards and other risks may occur as a result of inadequate internal processes, technological flaws, human error or events beyond our control. The hazards described above can cause significant personal injury or loss of life, severe damage to and destruction of property, plant and equipment and contamination of, or damage to, the environment and suspension of operations. The occurrence of any of these events may result in our being subject to investigation, required to perform remediation and/or named as a defendant in lawsuits asserting claims for substantial damages, environmental cleanup costs, personal injury, natural resource damages and fines and/or penalties. In addition, such events may affect the availability of personnel, proper functioning of our information technology infrastructure and availability of third parties on whom we rely, any of which consequences could have a material adverse effect on our business and results of operations.

Our Seven Seas Water facility in Tortola and our two large facilities in the U.S. Virgin Islands which serve VIWAPA are insured against earthquake, flood and hurricane damage, while our other desalination facilities are not. Our Seven Seas Water facility in Trinidad is insured against earthquake. The leases for certain of our wastewater treatment and water reuse equipment in the United States require the lessee to maintain insurance against earthquake, flood and hurricane damage. These insurance policies have various sub-limits, exclusions and limitations that can preclude coverage, and insurance companies may seek to deny claims we might make. Each policy includes deductibles or self insured retentions and maximum policy limits for covered claims. As a result, we may sustain self-insured losses that are: (i) below our deductibles and self-insured retentions, (ii) exceed our policy limits or (iii) excluded from our insurance coverages. Catastrophic events can result in decreased coverage limits, more limited coverage, increased premiums and deductibles with respect to the insurance policies covering these facilities.

Our Seven Seas Water facilities are fortified to withstand damage caused by severe weather, and we have not experienced any material loss or damage resulting from the natural disasters that have impacted our facilities. However, we cannot assure that our facilities will withstand all natural disasters in the future, and an unforeseen natural disaster may cause damage to or the destruction of one or more of our facilities. In addition, an accident or safety incident could expose us to significant liability and a public perception that our operations are unsafe or unreliable. Although we conduct ongoing, comprehensive safety programs, a major accident could expose us to significant personal injury or property claims by third parties or employees. Even if we or our lessees have purchased insurance, the adverse impact on our business, including both costs and lost revenue, could greatly exceed the amounts, if any, that we might recover from the insurers. We could also suffer significant construction delays or substantial fluctuations in the pricing or availability of materials for any projects we have in process. Any of these events could cause a decrease in our revenue, cash flow and earnings.

In our Quench business, we maintain liability insurance covering our facilities and operations, including installations of company‑owned equipment in the field, which could fail and cause significant property damage, personal injury and/or loss of life. We also maintain cyber and privacy liability coverage for risks related to our network and related data. However, we can make no assurance that the adverse impact of any claim will not materially exceed the amounts that we might recover from our customers, suppliers or insurers. Moreover, significant insurance claims, even if covered, can result in decreased coverage limits, more limited coverage, increased premium costs or deductibles. Any of these events could adversely affect our operations.

Our Seven Seas Water desalination operations may be affected by tourism and seasonal fluctuations which could affect the demand for our water.

Our desalination operations may be affected by the levels of tourism and seasonal variations in the areas in which we operate. Demand for our water can be affected by variations in the level of tourism, demand for real estate and rainfall levels. Tourism in our service areas is affected by the economies of the tourists’ home countries (primarily the United States and Europe), severe weather events (such as hurricanes), terrorist activity and perceived threats thereof, the cruise industry and costs of fuel and airfares. A downturn in tourism or greater than expected rainfall in the locations we serve could adversely affect our revenues, cash flows and results of operations.

Quench’s largest customers account for a significant percentage of Quench’s revenues, and our business would be harmed were we to lose these customers.

We estimate Quench’s twenty largest customers accounted for approximately 9% of the revenue of our Quench business during the year ended December 31, 2018. A material reduction in purchases by, or services provided to, these customers could have a significant adverse effect on the business and operating results of our Quench business. In addition, pressures by these customers that would cause us to materially reduce the price of our products could result in a reduction to our operating margins.

Certain of our water supply contracts do not contain “take‑or‑pay” obligations, which may adversely affect Seven Seas Water’s financial position and results of operation.

Our water supply contracts may require customers to purchase a minimum volume of water on a take‑or‑pay basis over the term of those contracts. Take‑or‑pay provisions allow us to protect against short‑term demand risk by guaranteeing minimum payments from such customers regardless of their actual requirements. However, two of our eleven water supply contracts do not contain such provisions, and therefore, periods of low production requirements by our customers under such contracts may adversely affect our financial position and results of operation.

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

The terms of the documents governing our outstanding indebtedness contain a number of covenants that, among other things, restrict our ability to incur additional indebtedness, pay dividends, prepay subordinated debt, dispose of certain assets, make investments, enter into sale and leaseback transactions, create liens, make capital expenditures and make certain payments, investments or acquisitions and otherwise restrict corporate activities. In addition, we are required to satisfy specified financial covenants. Our ability to comply with such provisions may be affected by events beyond our control. The breach of any of these covenants could result in a default under some or all of the documents governing our outstanding indebtedness. In the event of any such default, depending on the actions taken by the lenders under our outstanding indebtedness, such lenders could elect to declare all amounts borrowed under such indebtedness, together with accrued interest, to be due and payable. Certain of our loans have cross‑default provisions that may be triggered upon our default under the documents governing our other indebtedness and, in addition, a default may restrict our ability to effect intercompany transfers of funds.

As of December 31, 2018, we had approximately $319.7 million of outstanding consolidated indebtedness. Although our cash flow from operations has been sufficient to meet our debt service obligations in the past, there can be no assurance that our operating results will continue to be sufficient for us to meet our debt service obligations and financial covenants. Certain of our outstanding indebtedness is collateralized by our assets, including the share capital of certain of our subsidiaries, and certain assets of our subsidiaries. If we were unable to repay borrowings, the lenders could proceed against their collateral. If the lenders or the holders of any other secured indebtedness were to foreclose on the collateral securing our obligations to them, there could be insufficient assets required for the continued operation of our business remaining after satisfaction in full of all such indebtedness. In addition, the loan instruments governing the indebtedness of certain of our subsidiaries contain certain restrictive covenants which limit the payment of dividends and distributions and the transfer of assets to us and require such subsidiaries to satisfy specific financial covenants.

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

•	most of our borrowings are and will continue to be at variable rates of interest, which exposes us to the risk of increased interest costs; and

•

we may be substantially more leveraged and at higher costs than certain of our competitors, which may place us at a competitive disadvantage and make us more vulnerable to changing market conditions and regulations.

We have significant cash requirements and limited sources of liquidity.

We require cash primarily to fund:

•	debt service obligations;

•	acquisitions;

•	construction and other project commitments;

•	inventory and equipment purchases;

•	refurbishment, enhancement and improvements of existing facilities;

•	other capital commitments, including business development investments;

•	taxes; and

•	selling and marketing and other overhead costs.

Our principal sources of liquidity are:

•	operating cash flows from our existing operations;

•	debt and equity financing;

•	dividends and other distributions from our subsidiaries;

•	intercompany receivables;

•	repayment of principal and interest on intercompany loans; and

•	proceeds from debt financings at the subsidiary level.

While we believe that these sources will be adequate to meet our obligations for the foreseeable future, this belief is based on a number of material assumptions, including, without limitation, assumptions about our ability to access the capital or commercial lending markets, the operating and financial performance of our subsidiaries, exchange rates, the ability of our subsidiaries to pay dividends or repay intercompany loans, and our ability to sell assets. Any number of assumptions could prove to be incorrect and therefore there can be no assurance that these sources will be available when needed or that our actual cash requirements will not be greater than expected. In addition, our cash flow may not be sufficient to repay at maturity the entire principal outstanding of indebtedness, and we may have to refinance such obligations. We have a  significant principal repayment due in August 2021. There can be no assurance that we will be successful in obtaining such refinancing on terms acceptable to us or at all, and any of these events could have a material effect on us.

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

•	triggering our obligation to make payments under any financial guarantee, letter of credit or other credit support which we have provided to or on behalf of such subsidiary;

•	causing us to record a loss in the event the lender forecloses on the assets;

•	triggering defaults or acceleration on our outstanding debt, and, in some cases, triggering cross‑default provisions;

•	the loss or impairment of investor confidence;

•	the acceleration of our debt and resulting impact of the accelerated debt on our consolidated financial statements;

•	foreclosure on the assets that are pledged under the non‑recourse loans, therefore by eliminating any and all potential future benefits derived from those assets; or

•	our repayment of such project financing from other resources that do not secure that financing in an effort to avoid the adverse consequences of a default or acceleration of such project financing.

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

We are exposed to fluctuations in interest rates. As of December 31, 2018, approximately 64% of our outstanding debt was exposed to interest rate fluctuations. We have not entered into arrangements or contracts with third parties that constitute an interest rate hedge. The portion of our debt that bears interest at a fixed rate will vary from time to time. If interest rates significantly deviate from historical ranges, or if volatility or distribution of these changes deviates from historical norms, we may experience significant losses or defaults. As a result, fluctuating interest rates may negatively impact our financial results and cash flows.

Our inability to negotiate pricing terms in U.S. dollars may adversely impact our Seven Seas Water desalination business, financial condition and results of operations.

Most of our Seven Seas Water bulk water revenue is generated and most of our operations are conducted in developing countries. Currently, customer payment obligations under substantially all of our water supply contracts are denominated in the U.S. dollar. If the U.S. dollar weakens against other foreign currencies, some of our component suppliers may increase the price they charge for their components in order to maintain an equivalent profit margin. In addition, there is no assurance that we will be able to negotiate U.S. dollar denominated pricing terms in the renewal of existing contracts or new contracts in the future. In certain situations, we are exposed to foreign exchange risk to the extent we have payment obligations in a local currency relating to labor, construction, consumable or materials costs or, of our procurement orders that are denominated in a currency other than U.S. dollars. We have not entered into any arrangements or contracts with third parties to hedge against foreign exchange risk. If any of these local currencies change in value relative to the U.S. dollar, our cost in U.S. dollars would change accordingly, which could adversely affect our results of operations.

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

A majority of our assets are held by our subsidiaries. As a result, our rights and the rights of our creditors to participate in the distribution of assets of any subsidiary upon such subsidiary’s liquidation or reorganization will be subject to the prior claims of such subsidiary’s creditors, except to the extent that we are reorganized as a creditor of such subsidiary, in which case our claims would still be subject to the claims of any secured creditor of such subsidiary and of any holder of indebtedness of such subsidiary senior to that held by us. As of December 31, 2018, our subsidiaries had approximately $170.6 million of indebtedness (net of discounts and excluding intercompany indebtedness) outstanding,  of which AquaVenture Holdings Limited, the ultimate parent company, is jointly and severally liable for $148.3 million (net of discounts).

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

An impairment in the carrying value of long‑lived assets, contract costs, goodwill or intangible assets would negatively impact our consolidated results of operations and net worth.

Long‑lived assets are initially recorded at cost and are amortized or depreciated over their useful lives. Contract costs consist of contract acquisition costs, deferred lease costs and contract fulfillment costs which are all recorded within other assets in the consolidated balance sheets. Contract costs are generally amortized on a straight‑line basis over the remaining contract period or lease term.

Long‑lived assets and contract costs are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recognition and measurement of a potential impairment is performed on assets grouped with other assets and liabilities at the lowest level where identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of long‑lived assets are measured by a comparison of the carrying amount of an asset or asset group to future undiscounted cash flows expected to be generated by the asset or asset group. Recoverability of contract costs classified as deferred contract costs are measured by a comparison of the carrying amount of an asset or asset group to undiscounted future cash flows expected to be generated through the performance of the remaining services under the contract. If the carrying amount of an asset or asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third‑party independent appraisals, as considered necessary. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. These events or changes in circumstances and the related analyses could result in additional long‑lived asset impairment charges in the future. Impairment charges could substantially affect our financial results in the periods of such charges.

We have significant goodwill and intangible assets that are susceptible to valuation adjustments as a result of events or changes in circumstances. As of December 31, 2018, intangible assets, net and goodwill were $205.4 million and $191.0 million, respectively. We assess the potential impairment of goodwill and indefinite lived intangible assets on an annual basis, as well as when interim events or changes in circumstances indicate that the carrying value may not be recoverable. Events or changes in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include disruptions to our business, failure to realize the economic benefit from acquisitions of other companies and intangible assets, slower industry growth rates and declines in operating results and market capitalization. Determining whether an impairment exists, along with the amount of the potential impairment, involves quantitative data and qualitative criteria that are based on estimates and assumptions requiring significant management judgment. Future events, new information or changes in circumstances may alter management’s valuation of an intangible asset. The timing and amount of impairment charges recorded in our consolidated statements of operations and comprehensive income and write‑downs recorded in our consolidated balance sheets could vary if management’s conclusions change.

We did not record any goodwill impairment during 2018, 2017 and 2016 for any of our reporting units.

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

Our Quench business operates in the United States, Canada and South Korea. Our Seven Seas Water customer revenue is generated both inside and outside of the United States in areas such as the Caribbean and South America. In light of the global nature of our business and the fact that we are subject to tax at the federal, state and local levels in the United States and in other countries and jurisdictions, a number of factors may increase our future effective tax rates, including:

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

We are subject to numerous international, national, state and local environmental, health and safety laws and regulations, as well as the requirements of the independent government agencies and development banks that provide financing for many of our projects, which require us to incur significant ongoing costs and capital expenditures and may expose us to substantial liabilities. Such laws and regulations govern, among other things: emissions to air; discharges to water; the generation, handling, storage, transportation, treatment and disposal of waste materials; and the cleanup of contaminated properties. Currently, we believe we are in compliance with these laws and regulations, but there is no assurance that we will not be adversely impacted by any such liabilities, costs or claims in the future, either under present laws and regulations or those that may be adopted or imposed in the future. If we are found not to be in compliance, we may be subject to lawsuits asserting claims or fees, fines, or penalties, which could adversely affect our business.

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

As a public company, and particularly after we cease to be an “emerging growth company,” we will incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, or the Exchange Act, and regulations regarding corporate governance requirements relating to director independence, distributing annual and interim reports, shareholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct.  The listing requirements of the New York Stock Exchange, or the NYSE, have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations cause us to incur significant legal and financial compliance costs and make some activities more time-consuming and costly. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

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

In addition, during February 2016 the FASB issued authoritative guidance regarding leases that requires lessees to recognize a lease liability and right‑of‑use asset for operating leases, with the exception of short‑term leases. In addition, lessor accounting was modified to align, where necessary, with lessee accounting modifications and the authoritative guidance regarding revenue from contracts with customers. This guidance is effective for annual reporting periods beginning on or after December 15, 2018, including interim periods within those annual periods, and early adoption is permitted. The Company adopted this guidance on a modified retrospective basis on January 1, 2019 with the cumulative effect of transition as of the effective date of adoption.  The Company has elected the package of practical expedients provided for within the authoritative guidance which exempts the Company from having to reassess: (i) whether expired or existing contracts contain leases, (ii) the lease classification for expired or existing leases, and (iii) initial direct costs for existing leases. In addition, the Company has elected the practical expedient that permits lessors to not separate non-lease components from the associated lease components if certain conditions are met. Lastly, the Company has utilized the short-term exemption for lessees and establish an accounting policy to not recognize a right-of-use asset or lease liability for any lease with a term of less than 12 months. The Company did not elect to utilize any of the other practical expedients. For lessor accounting, as a result of electing the practical expedients, there were no material impacts to the accounting for operating leases or sales-type leases that existed prior to the adoption date. For lessee accounting, the Company recognized a lease liability and right-of-use asset for operating leases with a term of more than 12 months. The adoption of the lease guidance for lessor accounting could result in a change in the accounting for leases amended or new leases entered into after January 1, 2019 from how we have historically accounted for leases. This change in accounting could result in changes to revenues, gross profit, net loss and other key metrics, including non-GAAP measures and could impact the relative attractiveness of certain transactions from an accounting perspective and potentially limit our investment opportunities.

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

Each “Ten Percent Shareholder” (as defined below) in a non‑U.S. corporation that is classified as a “controlled foreign corporation,” or a CFC, for U.S. federal income tax purposes generally is required to include in income for U.S. federal tax purposes such Ten Percent Shareholder’s pro rata share of the CFC’s “Subpart F income” and investment of earnings in U.S. property, even if the CFC has made no distributions to its shareholders. Each Ten Percent Shareholder is also required to include in gross income its “global intangible low-taxed income” (within the meaning of Code Section 951A), which is determined by reference to the income of CFCs of which such Ten Percent Shareholder is a Ten Percent Shareholder. Ten Percent Shareholders that are corporations may be entitled to a deduction equal to the foreign portion of any dividend when a dividend is paid. A non‑U.S. corporation generally will be classified as a CFC for U.S. federal income tax purposes if Ten Percent Shareholders own in the aggregate, directly or indirectly (including pursuant to attribution rules), more than 50% of either the total combined voting power of all classes of stock of such corporation entitled to vote or of the total value of the stock of such corporation. A “Ten Percent Shareholder” is a U.S. person (as defined by the Code), who owns or is considered to own 10% or more of the total combined voting power of all classes of stock entitled to vote of such corporation or 10% or more of the value of all classes of stock of such corporation. The determination of CFC status is complex and includes attribution rules, the application of which is not entirely certain. We believe certain of our non-US subsidiaries are CFCs, and will continue to be CFCs. In addition, even if we or certain of our non-US subsidiaries are not currently CFCs, it is possible that one or more shareholders treated as U.S. persons for U.S. federal income tax purposes will acquire, directly or indirectly (including pursuant to attribution rules), enough shares to be treated as a Ten Percent Shareholder after application of the constructive ownership rules and, together with any other Ten Percent Shareholders of the company, cause us or certain of our non-US subsidiaries to be treated as CFCs for U.S. federal income tax purposes in the future. Holders are urged to consult their own tax advisors with respect to the potential adverse U.S. tax consequences of becoming a Ten Percent Shareholder in a CFC.

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

The U.S. government has announced and, in some cases, implemented a new approach to trade policy, including renegotiating, or potentially terminating, certain existing bilateral or multi-lateral trade agreements, as well as imposing additional tariffs on certain foreign goods, including finished products and raw materials such as steel and aluminum. These tariffs and potential tariffs have resulted or may result in increased prices for certain imported goods and materials and, in some, cases may result or have resulted in price increases for domestically sourced goods and materials. Various countries and regions, including, without limitation, China, Mexico, Canada and Europe, have announced plans or intentions to impose or have imposed tariffs on a wide range of U.S. products in retaliation for new U.S. tariffs. These actions could, in turn, result in additional tariffs being adopted by the U.S. These conditions and future actions could have a significant adverse effect on world trade and the world economy.

Our Quench business generates revenue from the rental and sale of filtered water coolers and other products that use filtered water as an input, such as ice machines, sparkling water dispensers and coffee brewers, to customers across the United States and Canada. We purchase our systems and related parts and filters from a variety of manufacturers, both in the United States and overseas. As a result of the changes in world trade described above, we have experienced, and may experience further, increased costs for goods imported into the U.S. or make adjustments to our supply chain. Either of these could require us to increase prices to our customers, which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold. We continue to evaluate the impact of these trade policies and actions on our supply chain and to consider appropriate responses in our sourcing of products. For certain products, we have shifted purchases to vendors whose products are not subject to the new tariffs. We cannot predict future trade policy or the terms of any renegotiated trade agreements and their impacts on our business. The adoption or expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could adversely impact our business, financial condition and results of operations.

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

While statutory provisions do exist in British Virgin Islands law for derivative actions to be brought in certain circumstances, shareholders in British Virgin Islands companies may not have standing to initiate a shareholder derivative action in a federal court of the United States. The circumstances in which any such action may be brought, and the procedures and defenses that may be available in respect to any such action, may result in the rights of shareholders of a British Virgin Islands company being more limited than those of shareholders of a company organized in the United States. Accordingly, shareholders may have fewer alternatives available to them if they believe that corporate wrongdoing has occurred. The British Virgin Islands courts are also unlikely to: (i) recognize or enforce against us judgments of courts in the United States based on certain civil liability provisions of U.S. securities laws; or (ii) to impose liabilities against us, in original actions brought in the British Virgin Islands, based on certain civil liability provisions of U.S. securities laws that are penal in nature or that relate to taxes or similar fiscal or revenue obligations or would be viewed as contrary to British Virgin Island public policy or the proceedings pursuant to which judgment was obtained were contrary to natural justice. There is no statutory recognition in the British Virgin Islands of judgments obtained in the United States, although the courts of the British Virgin Islands will in certain circumstances recognize and enforce the non-penal judgment of a foreign court of competent jurisdiction without retrial on the merits.

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

The holders of certain of our ordinary shares will be entitled to rights with respect to registration of such shares under the Securities Act pursuant to an investors’ rights agreement between such holders and us. If such holders, by exercising their registration rights, sell a large number of shares, the market price for our ordinary shares could be harmed. If we file a registration statement for the purpose of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired. We have filed a registration statement on Form S-8 under the Securities Act to register shares for issuance under our equity incentive plans, including our 2016 Share Option and Incentive Plan and our 2016 Employee Share Purchase Plan. Each of these plans provides for automatic increases in the shares reserved for issuance under the plan which could result in additional dilution to our shareholders. Once we register these shares, they can be freely sold in the public market upon issuance and vesting.

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

On November 1, 2018 we entered into a lease, for approximately 31,758 square feet of office space in King of Prussia, Pennsylvania with a lease term that ends on April 30, 2030. This lease pertains to our Quench segment.

On November 1, 2018, we assumed from the AUC Acquisition, a lease for 5,267 square feet of office space in Houston, Texas with a lease term that ends on November 30, 2022. This lease pertains to our Seven Seas Water segment.

On December 18, 2018, we assumed from the PHSI Acquisition, a lease for 15,657 square feet of warehouse space in Bensenville, Illinois with a lease term that ends on March 31, 2023. This lease pertains to our Quench segment.

On December 18, 2018, we assumed from the PHSI Acquisition, a lease for 14,371 square feet of office space in Lincolnshire, Illinois with a lease term that ends on January 31, 2020. This lease pertains to our Quench segment.

We are a party to numerous other small office, warehouse, storage yard and month‑to‑month storage unit leases. We believe that our warehouse and office space is sufficient to meet our current needs until the expiration of these leases and we expect to lease additional space as we expand our business.

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

Holders

As of March 7, 2019, there were approximately 66 holders of record. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

Dividends

We have not paid any cash dividends on our ordinary shares since inception of the Company and do not anticipate paying cash dividends in the foreseeable future.

Securities authorized for issuance under equity compensation plans

The following table provides information about our ordinary shares that may be issued under all of our existing equity compensation plans as of December 31, 2018:

Plan Name	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a) (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b) (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c) (3) (4)
Equity compensation plans approved by shareholders
2016 Employee Stock Purchase Plan	—	$—	412,697
2016 Share Option and Incentive Plan	3,436,090	$18.03	2,992,294
AquaVenture Holdings LLC Amended and Restated Equity Incentive Plan	84,291	$23.25	—
Quench USA Holdings LLC 2014 Equity Incentive Plan	63,888	$23.66	—
Quench USA, Inc. 2008 Stock Plan	2,406	$36.01	—
Total	3,586,675	$18.26	3,404,991

(1)

In addition to the number of securities listed in this column, an aggregate 424,553 restricted share units have been granted and remain unvested as of December 31, 2018 and 47,901 phantom share units have been granted and remain unissued as of December 31, 2018 under our existing equity compensation plans. The 424,553 unvested restricted share units and 47,901 phantom share units were issued under the 2016 Share Option and Incentive Plan (“2016 Equity Plan”).

(2)

As of December 31, 2018, no options to purchase ordinary shares under the 2016 Employee Stock Purchase Plan (“2016 ESPP”) were outstanding. The 2016 ESPP provides that an additional number of shares will automatically be added to the shares authorized for issuance under the 2016 ESPP on January 1, 2017 and each January 1 thereafter through January 1, 2021. The number of shares added each year will be equal to the lesser of: (i) 1% of the number of shares issued and outstanding on the immediately preceding December 31, (ii) 200,000 shares, or (iii) such number of shares as determined by the administrator of the 2016 ESPP.

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

Use of Proceeds from Registered Securities

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on October 6, 2016 pursuant to Rule 424(b)(4) under the Securities Act. On June 1, 2017, we used $1.9 million of the proceeds to acquire substantially all of the assets of Pure Water Innovations, Inc. On August 2, 2017, we used $0.8 million of the proceeds to acquire substantially all of the assets and assume certain liabilities of Quench Water Canada, Inc. On September 8, 2017 we used $6.9 million of the proceeds to acquire substantially all of the assets and assume certain liabilities of Wellsys USA Corporation. On January 15, 2018, we used $1.6 million of the proceeds to acquire substantially all the assets and assume certain liabilities of both Clarus Services Inc. and Watermark USA LLC. On March 1, 2018, we used $5.1 million of the proceeds to acquire substantially all the water filtration assets and assumed certain liabilities of Wa-2 Water Company Ltd. On April 2, 2018, we used $0.6 million of the proceeds to acquire substantially all the assets and assume certain liabilities of JMS Group, Inc., d/b/a Aqua Coolers. On June 4, 2018, we used $5.4 million of the proceeds to acquire substantially all the assets and assume certain liabilities of La Ferla Group LLC, d/b/a Avalon Water. On August 6, 2018, we used $15.0 million of the proceeds to acquire substantially all the assets and assume certain liabilities of Alpine Water Systems, LLC. On October 2, 2018, we used $0.9 million to acquire substantially all the assets and assume certain liabilities of J and C Rigtrup Corp. d/b/a Quality Water Services. On November 1, 2018 we used $127.0 million to acquire all of the issued and outstanding membership interest of AUC Acquisition Holdings. On December 3, 2018, we used $2.9 million to acquire substantially all the assets and assume certain liabilities of FB Global Development, Inc., d/b/a Bluline. On December 18, 2018, we used approximately $39.5 million, in the aggregate, to acquire all of the issued and outstanding shares of Pure Health Solutions, Inc including a post-combination payoff of factored contract liabilities accounted for as a secured borrowing.

As of December 31, 2018, we have utilized all of the proceeds from our initial public offering.

.

Item 6. Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and related notes, and other financial information included in this Annual Report on Form 10-K.  The related financial data in this section are not intended to replace the consolidated financial statements and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. All financial data for the years ended December 31, 2017 and 2016 included within Item 6 in this Annual Report on Form 10-K has been restated in accordance with the adoption of authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) regarding revenue from contracts with customers and the determination of the customer in a service concession contract (together referred to as the “Adopted Revenue Guidance”) on a full retrospective basis on January 1, 2018.

	Year Ended December 31,
	2018(8)	2017(6)(7)	2016(3)(4)(5)	2015(2)	2014(1)
	(in thousands)
Consolidated Statements of Operations and Comprehensive Income Data:
Revenues:
Bulk water	$57,262	$53,436	$50,893	$47,444	$38,989
Rental	64,216	52,997	48,699	44,654	23,995
Product sales	20,105	9,796	10,267	8,237	4,143
Financing	4,025	4,534	1,713	—	—
Total revenues	145,608	120,763	111,572	100,335	67,127
Cost of revenues:
Bulk water	26,516	27,145	25,525	29,090	21,037
Rental	28,025	23,484	21,437	20,210	10,984
Product sales	13,565	5,779	5,869	4,190	2,091
Total cost of revenues	68,106	56,408	52,831	53,490	34,112
Gross profit	77,502	64,355	58,741	46,845	33,015
Selling, general and administrative expenses	83,645	72,421	70,876	49,437	31,653
Goodwill impairment	—	—	—	27,353	—
(Loss) income from operations	(6,143)	(8,066)	(12,135)	(29,945)	1,362
Other expense:
Gain on bargain purchase, net of deferred taxes	—	—	1,429	—	—
Interest expense, net	(15,046)	(11,537)	(11,147)	(8,507)	(5,148)
Other income (expense), net	(850)	(1,850)	1,299	(364)	(325)
Loss before income tax expense	(22,039)	(21,453)	(20,554)	(38,816)	(4,111)
Income tax expense (benefit)	(1,311)	3,441	365	2,973	(1,984)
Net loss	$(20,728)	$(24,894)	$(20,919)	$(41,789)	$(2,127)

Loss per share – basic and diluted (9)	$(0.78)	$(0.94)	(0.28)

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$56,618	$118,090	$95,334	$17,802	$37,499
Working capital	$64,626	$131,381	$77,676	$5,619	$30,946
Property, plant and equipment, construction in progress and long-term contract costs	$165,491	$123,208	$213,002	$217,193	$129,983
Total assets	$725,463	$553,945	$535,724	$425,656	$374,666
Current portion of long-term debt (10)	$6,494	$6,483	$27,963	$19,347	$8,265
Long-term debt (10)	$313,215	$167,772	$115,753	$118,013	$76,102
Total shareholders’/members' equity (11)	$336,598	$344,196	$358,655	$265,160	$271,969

(1)	Includes the operations of Quench USA, Inc. and Atlas Watersystems, Inc. (“Atlas”) from the respective dates of acquisition of June 6, 2014 and June 16, 2014.
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
(7)

Includes the operations of Pure Water Innovations, Inc. (“PWI”), Quench Water Canada, Inc. (“Quench Canada”), and Wellsys USA Corporation (“Wellsys”) from their respective dates of acquisition of June 1, 2017, August 2, 2017 and September 8, 2017.

(8)

Includes operations acquired in the Clarus and Watermark Acquisitions, Wa-2 Acquisition, Aqua Coolers Acquisition, Avalon Acquisition, Alpine Acquisition, Quality Water Services Acquisition, AUC Acquisition, Bluline Acquisition and PHSI Acquisition from their respective dates of acquisition of January 15, 2018, March 1, 2018, April 2, 2018, June 4, 2018, August 6, 2018, October 2, 2018, November 1, 2018, December 3, 2018 and December 18, 2018, respectively.

(9)

Represents loss per share and weighted-average shares outstanding for the period following the Corporate Reorganization and IPO. There were no ordinary shares outstanding prior to October 6, 2016 and, therefore, no loss per share information has been presented for any period prior to that date.

(10)

Long-term debt was refinanced in conjunction with a Corporate Credit Agreement which was entered into on August 4, 2017. In addition, there was one amendment to the Corporate Credit Agreement during the year ended December 31, 2017 and three amendments to the Corporate Credit Agreement during the year ended December 31, 2018, which included, among other things, incremental borrowings. See further discussion within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

(11)	As a result of the Adopted Revenue Guidance, the Company recorded a cumulative net increase of $8.4 million to accumulated deficit as of January 1, 2016.

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

Overview

AquaVenture Holdings Limited and its subsidiaries (the “Company”, “AquaVenture”, “we”, “us” and “our”) is a multinational provider of Water‑as‑a‑Service, or WAAS, solutions that provide our customers with a reliable and cost‑effective source of clean drinking water, processed water and wastewater treatment and water reuse solutions primarily under long‑term contracts that minimize capital investment by the customer. We believe our WAAS business model offers a differentiated value proposition that generates long‑term customer relationships, recurring revenue, predictable cash flow and attractive rates of return. We generate revenue from our operations in North America, the Caribbean and South America and are pursuing expansion opportunities in North America, the Caribbean, South America, Africa, the Middle East and other select markets.

We deliver our WAAS solutions through two operating platforms: Seven Seas Water and Quench. Seven Seas Water is a multinational provider of desalination, wastewater treatment and water reuse solutions to governmental, municipal (including utility districts), industrial, property developer and hospitality customers.  Our desalination solutions provide more than 8.5 billion gallons per year of potable, high purity industrial grade and ultra-pure water (which is water that is treated to meet higher purity standards required for industrial, semiconductor, utility or pharmaceutical applications). Our wastewater treatment and water reuse solutions, which include plants ranging in capacity from 5,000 gallons per day, or GPD, to more than 1.5 million GPD, are provided through more than 80 leases with customers. Quench, is a U.S.‑based provider of Point‑of‑Use, or POU, filtered water systems and related services through direct and indirect sales channels to approximately 50,000 institutional and commercial customers, including more than half of the Fortune 500, throughout the United States and Canada.

Our Seven Seas Water platform generates recurring revenue through long‑term contracts for our desalination and wastewater treatment and water reuse solutions. As of December 31, 2018, the significant majority of our Seven Seas Water revenue is derived from our desalination solutions in six different locations:

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

On October 4, 2018, we entered into an agreement with the Water Corporation of Anguilla, the public water utility of Anguilla, to supply potable water under a 10-year contract. Water production, which commenced immediately, was at an initial capacity of 0.5 million GPD. During the first quarter of 2019, the capacity was expanded to 0.8 million  GPD.

With the November 1, 2018 AUC Acquisition, we significantly increased our wastewater treatment and water reuse solutions, which we expect will contribute significantly to our Seven Seas Water revenues in the future. Our wastewater treatment and water reuse solutions include plants ranging in capacity from 5,000 GPD to more than 1.5 million GPD. These solutions are provided through more than 80 leases with customers.

We are supported by operations centers in Tampa, Florida and Houston, Texas, which provides business development, engineering, field service support, procurement, accounting, finance and other administrative functions.

Our Quench platform generates recurring revenue from the rental and servicing of POU water filtration systems and related equipment, such as ice and sparkling water machines, and from the contracted maintenance of customer owned equipment. Quench also generates revenue from the sale of coffee and consumables under agreements requiring customers to purchase a minimum amount monthly in exchange for the use of a coffee brewer. Our annual unit attrition rate at December 31, 2018 was approximately 7.5%, implying an average rental period of more than 12 years. Through our direct sales channel, we receive recurring fees for the units we rent or service throughout the life of our customer relationship.  In addition, we also receive non-recurring revenue from some customers for the sale of equipment and for certain services, such as the installation, relocation or removal of equipment. Through our indirect sales channel, we receive re-occurring revenue from the sale of equipment, parts and filters to dealers and retailers. We achieve an attractive return on our rental assets due to strong customer retention. We provide our systems and services to a broad mix of industries, including government, education, medical, manufacturing, retail, and hospitality, among others. We operate principally throughout the United States and Canada and are supported by a primary operations center in King of Prussia, Pennsylvania.

For the fiscal years ended December 31, 2018, 2017 and 2016, our consolidated revenue was $145.6 million, $120.8 million and $111.6 million, respectively. The $24.8 million increase from 2017 to 2018 was primarily due to inclusion of incremental revenues from our acquisitions during 2017 and 2018 in addition to organic growth of existing operations. The $9.2 million increase from 2016 to 2017 was primarily due to inclusion of incremental revenues from our Peru operations acquired in October 2016 and increased rental revenues from our Quench segment. Including both organic and inorganic growth, our CAGR for revenue was 39.3% from 2013 to 2018.

2018 Acquisition Activities

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

On February 9, 2018, we entered into a binding agreement with Abengoa Water, S.L.U. to purchase a majority interest in a desalination plant in Accra, Ghana. The plant has the capacity to deliver approximately 18.5 million GPD of potable water to Ghana Water Company Limited (“GWCL”) under a long-term, U.S. dollar denominated water purchase agreement. The transaction is structured as the purchase of the entire share capital of Abengoa's subsidiary that holds a 56% economic interest in Befesa Desalination Developments Ghana Limited (“BDDG”), the Ghanaian company that owns the plant. The original base purchase price for this interest was approximately $26 million, which is expected to be paid in cash, and is subject to adjustment based on the results of negotiations with GWCL regarding changes to the water purchase agreement and with BDDG's lenders regarding the existing financing arrangements, among other things. Completion of the purchase is subject to the satisfaction of certain conditions precedent, including: (i) the receipt of required approvals from BDDG's other shareholders, as well as those required under BDDG's financing arrangements, (ii) the execution of legally binding heads of terms among the Government of Ghana, GWCL and BDDG in which the parties agree to revise the water rates charged under the water purchase agreement and the indexation of those rates, (iii) the receipt of the approval of the credit committees of BDDG's lenders to changes to the terms and conditions of BDDG's financing arrangements, and (iv) there being no material breach by BDDG under the project or financing documents, as well as certain other customary closing conditions. In December 2018, we entered into an agreement with Abengoa Water, S.L.U. to extend the long-stop date of the binding agreement to March 31, 2019. We do not intend to extend the long-stop date beyond March 31, 2019.

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

On August 6, 2018, we acquired substantially all the assets and assumed certain liabilities of Alpine Water Systems, LLC (“Alpine”), a POU water filtration company based in Las Vegas, Nevada, for an aggregate purchase price of $15.0 million (the “Alpine Acquisition”). The assets acquired consist primarily of in-place lease agreements and the related POU systems in the United States and Canada.

On October 2, 2018, we acquired substantially all of the assets and assumed certain liabilities of J and C Rigtrup Corp. d/b/a Quality Water Services (“Quality Water Services”), a POU water filtration company based in Seattle, Washington, for an aggregate purchase price of $0.9 million (“Quality Water Services Acquisition”). The assets acquired consist primarily of in-place lease agreements and the related POU systems.

On November 1, 2018, we acquired all of the issued and outstanding membership interests of AUC Acquisition Holdings (“AUC”), a provider of wastewater treatment and water reuse solutions based in Houston, Texas, pursuant to a membership interest purchase agreement (“AUC Acquisition”). The aggregate purchase price, which is subject to final adjustments as provided in the purchase agreement, was $130.9 million, including $127.0 million cash (including estimated working capital adjustment), approximately 122 thousand ordinary shares of AquaVenture, or $2.0 million and $1.9 million of acquisition contingent consideration.

On December 3, 2018, we acquired substantially all the assets and assume certain liabilities of FB Global Development, Inc., d/b/a Bluline (“Bluline”), a POU water filtration dealer and distributor based in South Florida, for an aggregate purchase price of $2.9 million (“Bluline Acquisition”). The assets acquired consist primarily of in-place lease agreements and the related POU systems in the United States.

On December 18, 2018, we acquired all of the issued and outstanding shares of Pure Health Solutions, Inc. (“PHSI”) pursuant to a stock purchase agreement (“PHSI Acquisition”). PHSI,  which is based outside of Chicago, is a leading provider of filtered water coolers and related services through direct and indirect sales channels. We paid approximately $57.0 million, in the aggregate, which included approximately $39.5 million in cash related to the purchase price of PHSI, net of an estimated adjustment to reduce the purchase price of $1.2 million, and approximately $17.5 million of cash accounted for as a post-combination payoff of factored contract liabilities accounted for as a secured borrowing.

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

Operating Segments

We have two reportable segments that align with our operating platforms, Seven Seas Water and Quench. The segment determination is supported by, among other factors, the existence of individuals responsible for the operations of each segment and who also report directly to our chief operating decision maker (“CODM”), the nature of the segment’s operations and information presented to our CODM. For the year ended December 31, 2018, revenues for the Seven Seas Water and Quench segments represented approximately 46% and 54%, respectively, of our consolidated revenues.

In addition to the Seven Seas Water and Quench segments, we record certain general and administrative costs that are not allocated to either of the reportable segments within “Corporate and Other” for the CODM and for segment reporting purposes. These costs include, but are not limited to, professional service fees and other expenses to support the activities of the registrant holding company. Corporate and Other does not include any labor allocations from the Seven Seas Water and Quench segments. We believe this presentation more accurately portrays the results of the core operations of each of the operating and reportable segments to the CODM. The Corporate and Other administration function is not treated as a segment.

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

On January 1, 2018, the Company adopted the guidance regarding both revenue from contracts with customers and the determination of the customer in a service concession contract on a full retrospective basis (the “Adopted Revenue Guidance”). Several of the Company’s contracts were impacted primarily due to the identification of multiple performance obligations within a single contract. However, the Adopted Revenue Guidance did not have a cash impact and, therefore, does not affect the economics of our underlying customer contracts. The adoption did, however, result in differences in the way our revenues, gross profit and net loss are determined compared to historical periods as presented within our Annual Report on Form 10-K for the year ended December 31, 2017. More specifically, the Adopted Revenue Guidance impacted contracts with customers in our Seven Seas Water segment determined to be service concession arrangements and the classification of financing income. Contracts with customers within the Quench segment remained substantially unchanged. All financial data for the years ended December 31, 2017 and 2016 included in Item 7 in this Annual Report on Form 10-K has been restated in accordance with the Adopted Revenue Guidance.

For a discussion on our accounting policies as restated in accordance with the Adopted Revenue Guidance, please refer to Note 2—“Summary of Significant Accounting Policies—New Accounting Pronouncements” to the Consolidated Financial Statements, included elsewhere in this Annual Report on Form 10-K.

Revenues

Seven Seas Water

Our Seven Seas Water business generates revenue from our desalination and wastewater treatment and water reuse solutions provided to governmental, municipal (including utility districts), industrial, property developer and hospitality customers. Revenues from our desalination solutions are primarily generated from contracts with customers to deliver treated bulk water, through both bulk water sales and service and service concession arrangements. Revenues from our wastewater treatment and water reuse solutions are primarily generated from capital and financed equipment sales, and leasing arrangements of up to five years.

Bulk water sales and service, which represent our desalination solutions, can include the delivery of bulk water or bulk water services, including the operations and maintenance of a customer-owned plant. We recognize revenues from the delivery of bulk water or the performance of bulk water services at the time the water or services are delivered to the customers in accordance with the contractual agreements. Certain agreements contain a minimum monthly charge provision which allows the Company to invoice the customer for the greater of the water supplied or a minimum monthly charge. The volume of water supplied is based on meter readings performed at or near the end of the month. Estimates of revenue for unbilled water are recorded when meter readings occur at a time other than the end of a period.

Certain contracts with customers which require the construction of facilities to provide bulk water to a specific customer contain multiple obligations, including an implicit lease for the bulk water facilities and bulk water services, including operations and maintenance. The implicit lease obligation is generally accounted for as an operating lease as a result of the provisions of the contract. Revenues for contracts with both implicit lease and non-lease components are generally recognized ratably over the contract period as delivered to the customer after taking into consideration our analysis of contingent rent, any minimum take‑or‑pay provisions and contractual unit pricing.

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

Our wastewater treatment and water reuse solutions generate recurring revenue from the rental of wastewater treatment and water reuse equipment. Our equipment is typically rented under multi-year term, automatically renewing contracts. We record the recurring fees received as revenue for the units we rent ratably throughout the term of each contract period.

Revenues related to the construction of infrastructure, or product sales revenue, for both our desalination and wastewater treatment and water reuse solutions are recognized over time, using the input method based on cost incurred, which typically begins at the later of commencement of the construction or transfer of control, with revenue being fully recognized upon the completion of the infrastructure as control of the infrastructure is transferred to the customer. Timing differences between when the construction performance obligations are completed and when cash is received from the customer could result in a significant financing component. If a significant financing component is identified, the Company will recognize interest income, or financing revenues, on a long-term receivable established upon the completion of the construction of the infrastructure. Future cash flows received from the customer related to the long-term receivable are bifurcated between the principal repayment of the long-term receivable and the related financing revenue. Revenues related to the operations and maintenance are recognized as revenues as the services are provided to the customer.

Quench

Our Quench direct sales channel generates recurring revenue from the rental and servicing of POU water filtration systems and related equipment, such as ice and sparkling water machines, and from the contracted maintenance of customer‑owned equipment. In addition, we also receive non-recurring revenue from some customers from the sale of equipment and for certain services, such as the installation, relocation or removal of equipment. Through our indirect sales channel, we receive re-occurring revenue from the sale of equipment, parts and filters to dealers and retailers.  Quench also generates revenue from the sale of coffee and consumables.

The majority of Quench’s direct sales channel customers rent our systems under multi‑year, automatically renewing contracts. We record the recurring fees received as revenue for the units we rent ratably throughout the term of each contract period. Non-recurring revenues are recorded at the time services are performed or upon the customer taking control of the equipment and/or products sold.

Cost of Revenues

Seven Seas Water

Cost of revenues for our Seven Seas Water business consists primarily of the cost of equipment depreciation; cost of equipment constructed for sale; and costs for operating and maintaining equipment on behalf of the customer. Expenditures in connection with the installation of our leased equipment are capitalized as contract fulfillment costs and depreciated to cost of revenues over the estimated useful life of the contract.

Equipment depreciation is the largest component of our cost of revenues. In the future, we expect that our depreciation and cost of revenue will increase with the addition of new equipment and future acquisitions. Equipment depreciation is calculated using a straight‑line method with an allowance for estimated residual values. Depreciation rates are determined based on the estimated useful lives of the assets. Depreciation commences when the equipment is placed into service.

Equipment construction related to product sales revenue can include the cost of equipment and related installation services, including construction labor costs, field engineering costs, and third-party services. Such expenses can vary depending on the size of the desalination or wastewater plant or the complexity of the application, number of projects and the prevailing labor market for the level of employees needed in the jurisdiction where the plant is being constructed.

Operating costs for operating and maintaining the equipment on behalf of the customer, which is primarily related to our desalination solutions, includes personnel costs (including compensation and other related personnel costs for employees), electric power, repairs and maintenance, personnel and travel costs for field engineering services and the cost of consumables. Labor costs are generally consistent within a normal range of plant production but can vary from plant to plant depending on the size of the plant and the complexity of the water application. Costs of labor can vary depending on the prevailing labor market for the level of employees needed in the jurisdiction where the plant is located.

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

Field engineering services include mainly the cost of labor and travel for our specially trained and skilled employees who handle more complex maintenance tasks and to troubleshoot performance issues with our plant equipment and systems. Such expenses can vary depending on the number of projects and the time and extent of the maintenance requirements.

Consumables are typically chemical additives used in the pre‑ and post‑production processes to meet the water quality and attribute specifications of our customers.

Quench

Cost of revenues for our Quench business consists primarily of the cost of personnel and travel for our field service, supply chain and technician scheduling and dispatch teams; depreciation of rental equipment and field service vehicles; the cost of equipment purchased or manufactured for resale; the cost of coffee and related consumables; the cost of filters and repair parts; and freight costs. Expenditures incurred in connection with the installation of our rental equipment are capitalized and depreciated to cost of revenues over their estimated useful life.

Selling, General and Administrative Expenses

Each segment reports the selling, general and administrative expenses that pertain to its business. General and administrative costs that are not allocated to either of the reportable segments are reported in “Corporate and Other” for the CODM and for segment reporting purposes. These costs include, but are not limited to, professional service fees and other expenses to support the activities of the registrant holding company. Corporate and Other does not include any labor allocations from the Seven Seas Water and Quench segments. We believe this presentation more accurately portrays the results of the core operations of each of the operating and reportable segments to the CODM. The Corporate and Other administration function is not treated as a segment.

Seven Seas Water

Selling, general and administrative expenses for Seven Seas Water consist primarily of compensation and benefits (including salaries, benefits and share-based compensation), third‑party professional service fees and travel. Such expenses include personnel and travel costs of our business development organization, third party and internal engineering costs incurred in connection with new project feasibility studies or proposals, and costs for operating business development offices and activities. Selling, general and administrative expenses also include personnel and related costs for our executive, engineering, procurement, finance and human resources organizations and other administrative employees; third party professional service fees for consulting, legal, accounting and tax services; depreciation of office equipment and improvements and computer systems and software not directly related to specific revenue generating projects; amortization expense associated with intangible assets acquired in connection with business combinations, which are amortized over their expected useful lives; and other corporate expenses. In the future, we expect that our selling, general and administrative expenses will increase due to business development efforts in new markets and the general infrastructure to support our future growth.

Quench

Selling, general and administrative expenses for Quench include costs related to our selling and marketing functions as well as general and administrative costs associated with our operations center and operating locations, including information systems, finance, customer care, and human resources. Such costs include personnel costs (including salaries, benefits and share‑based compensation), non-capitalized commissions, amortization of deferred lease costs, expenses related to lead generation, amortization expense associated with intangible assets acquired in connection with business combinations, which are amortized over their expected useful lives, fees for third‑party professional services (including consulting, legal, accounting and tax services), travel, depreciation of non‑service equipment and other administrative expenses.

Other Expense and Income

Other expense and income consists mainly of interest expense and interest income. Interest expense primarily relates to bank and private lender debt. In the future, we expect that our interest expense will increase as a result of the use of debt financing to support our organic and inorganic growth. Interest income primarily relates to interest received on certain cash and cash equivalent investments of three months or less.

Key Factors Affecting Our Performance and Comparability of Results

A number of key factors have affected and will continue to affect our performance and the comparison of our operating results, including matters discussed below and those items described in the section entitled “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

Seven Seas Water

The financial performance of our Seven Seas Water business has been, and will continue to be, significantly affected by our ability to identify and consummate acquisitions of, or to identify and secure new projects for, desalination, wastewater treatment and water reuse solutions with new and existing governmental, municipal, industrial, property developer and hospitality customers. Our performance and the comparability of results over time are largely driven by the timing of events such as acquisitions of existing plants, securing new plant projects  (including bulk water sales and service), rental agreements and product sales, plant expansions, and the extension, termination or expiration of water supply agreements and rental agreements for wastewater treatment and water reuse equipment. The timing of many of these events is unpredictable. New plant projects, plant expansions and plant acquisitions, when they do occur, may require significant levels of cash and company resources before and after the commencement of revenue and their impact on our results of operations can be significant.

The table below summarizes significant events in 2018, 2017 and 2016 that affect the performance and comparability of financial results for these and future periods:

			Capacity
			(Million	Commencement
Plant Name	Location	Event	GPD)	Date
Point Blanche	St. Maarten	Plant expansion - Phase 2	1.0	March 2016
Point Fortin	Trinidad	Plant expansion	1.2	July 2016
Aguas de Bayovar	Peru	Plant acquisition	2.7	October 2016
Paraquita Bay	BVI	Contract amendment (1)	N/A	January 2017
Point Blanche	St. Maarten	Contract amendment (2)	N/A	April 2018
Anguilla	Anguilla	Plant acquisition	0.5	October 2018

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

(2)

Effective April 1, 2018, we entered into an amendment to the water purchase agreement in St. Maarten. The amendment reduced the required minimum monthly water purchase by our customer, in exchange for a four-year extension to the water contract. The reduction in the required minimum monthly water purchase will remain in effect for three years, after which time the average monthly minimum purchase will then revert to previous minimum requirements for the remainder of the contract. Our customer has the option to extend the lower minimum volumes for an additional two years, which, if exercised, would also extend the contract expiry from 2025 to 2027.

In addition to the table above, we also acquired all of the issued and outstanding membership interests of AUC on November 1, 2018. The acquired wastewater treatment and water reuse solutions, which include plants ranging in capacity from 5,000 GPD to more than 1.5 million GPD, are provided through more than 80 leases with customers.

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

The period from contract award to the commissioning of a new plant (and commencement of revenues) can also vary greatly due to, among other things, the size and complexity of the plant. In the case of a newly constructed desalination plant, there is typically a ramp‑up period during which the plant operates below normal capacity.

Existing Customer Relationships

We expect to continue to grow our business with existing customers by expanding and extending the contractual term for existing plants to meet an expected increase in customer demand, each of which will impact our performance and comparability of results. As customer demand increases for either the volume of water produced and delivered or the wastewater treated, we typically experience increased sales volume through the use of additional capacity built into existing desalination plants or through the renegotiation of an existing contract and deployment of incremental equipment to meet customer demands. Similarly, contract extensions and renewals provide economic benefits for both the customer and us. By the time we enter into an extension or renewal we have typically recovered meaningful portions of our capital investment and only incremental capital investment may be required. These factors provide a competitive advantage in a contract extension (or renewal) process and may enable us to reduce unit prices, sustain profitability and achieve an improved and continuing return on our invested capital.

Acquisition of Existing Assets or Business

Revenue and expenses will increase upon an acquisition of existing assets or businesses from a third party. In addition, the time, cost and capital required to complete an acquisition are significant. Specifically, the costs incurred prior to the acquisition can include professional fees, travel costs and, in certain instances, success fees paid to third parties. These costs may be incurred well in advance of the completion of an acquisition. Upon completion of the acquisition, certain assets, including desalination plants, may experience periods of downtime or reduced production levels as well as additional capital investment while we bring the plant up to our engineering and operating standards. Acquisitions are a part of our Seven Seas Water growth strategy and accordingly our ability to grow could be impacted by our effectiveness in completing and integrating our acquisitions.

Entry into New Markets

Our future performance will be affected by our investment and success in securing business in new markets. While continuing to penetrate the Caribbean market, we have also expanded our business development efforts to pursue a global business footprint in North America, South America, Africa, the Middle East and other select markets. As we continue to pursue entry into new markets, we may incur increasing expenses for business development that may be sustained for long periods of time before realizing the benefit of incremental revenues. In addition, our entry into some new markets may be better served through partnering arrangements such as joint ventures, which may result in a minority position. Such an arrangement may be economically attractive even though, in some circumstances, we may not be able to consolidate the operating results of a partnering arrangement with our own operating results.

Changes to Sales Volume, Costs of Sales and Operating Expenses

For our desalination solutions, our profitability is affected by changes in the volume of water delivered above any minimum required customer purchases, our ability to control plant production costs, and our ability to control equipment manufacturing costs and operating expenses. For our wastewater treatment and water reuse solutions, our profitability is affected by the number and profitability of construction projects commenced and completed during the period and the number of new leases entered into with customers.

Due to the capital-intensive nature of our desalination solutions and the relatively high level of fixed costs such as depreciation and contract cost amortization, our Seven Seas Water business model is characterized by high levels of operating leverage. As a result, significant swings in bulk water production volume could favorably or unfavorably impact profitability more significantly than business models with less operating leverage. We have mitigated the downside risk of declines in bulk water plant production through the inclusion of minimum customer purchase requirements in a majority of our eight water supply contracts with our major customers. In the other two water supply contracts, we have contractual rights to be the exclusive water supplier or our customer must purchase all the water we produce and we must provide volume at a specified percentage of installed capacity. We design our plants to meet or exceed contractual supply requirements but our failure to meet minimum supply requirements could result in penalties that may adversely affect our financial performance.

Operating costs for our desalination solutions can have a significant impact on the profitability of our operations. Electrical costs are a major expense in connection with the operation of a water treatment plant. Our major customers either, directly or through related parties, provide the electricity needed to run the plant without cost to us or reimburse us for this cost on a pass‑through basis. In general, our contracts require us to maintain electrical usage at or below a specified level of kilowatt hours for each gallon of water produced. As a result, our cost risk is principally with respect to our ability to use electrical power efficiently. We have made investments in plant equipment and configuration to maintain required levels of electrical efficiency.

Personnel costs are another major cost element for plant operations. Our contracts provide for price adjustments based on inflation. Profitability, however, could be adversely affected by significant increases in market prices for labor, social taxes and benefits or changes in operations requiring additional personnel.

Repairs and maintenance can be a significant cost of the business. Because we assume the responsibility to operate and maintain our desalination plants over a long period of time, we use plant designs and equipment that seek to minimize repairs and maintenance and optimize long-term performance. We may however, from time to time experience equipment failures outside of warranty coverage which could result in significant costs to repair.

Our operations centers in Tampa, Florida and Houston, Texas, and our organization in Santiago, Chile incur significant selling, general and administrative expenses that are intended to support our plans for future growth. Certain of these expenses, in particular those related to business development, are largely discretionary and not correlated specifically to short‑term changes in revenue. Direct engineering cost, including allocated overhead, for personnel at our operations centers are capitalized as a project cost based on hours incurred on active plant construction projects which can change from period to period. The timing of new hires, the utilization of engineering personnel and the spending in these areas may affect the comparability of our results.

Contractually Scheduled and Negotiated Changes to Terms and Conditions

Our Seven Seas Water business is conducted in accordance with the terms of long‑term water supply contracts that, among other things, may provide for minimum customer purchases, guaranteed supply volumes and specified levels of pricing based on the volume of water purchased during the billing period. These contractual features are key determinants of plant revenue and plant profitability. Certain of our contracts provide for contractually scheduled price changes. In addition, our contracts may include provisions to increase prices in accordance with a specified inflation index such as the consumer price index. From time to time, we may also negotiate pricing changes with our customers as part of an arrangement to, among other things, extend or renew a contract or increase capacity by expanding the plant.

Revenues and operating income can be expected to decrease, potentially by a significant amount, upon a decrease in contracted services or contract renegotiation, termination or expiration.

Customer Demand and Certain Other External Factors

For our desalination solutions, we design plant capacity to exceed the minimum purchase requirements contained in our contracts to meet anticipated customer needs and maintain sufficient excess capacity. Our customer’s water demand and our ability to meet that demand can vary among quarters and annual periods for a variety of reasons over which we have little control, including:

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

•	excessive periods of rain or drought can impact primary demand;
•	destruction caused by floods, tropical storms and hurricanes which can impact primary demand as well as cause delays in collections from our customers;
•	the non-renewal of contracts by customers;
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

For our wastewater treatment and water reuse solutions, we utilize a modular design that enables us to expand capacity with increasing customer demand. The plants are designed to treat peak volumes of wastewater produced by our customers. Our customer’s demand for our wastewater treatment and water reuse solutions can vary among quarters and annual periods for a variety of reasons over which we have little control, including:

•	individual developers or customers inability to procure funding to initiate building or expanding certain residential developments;
•	residential development specific construction delays such as weather-related delays, changes in specifications or inability of ancillary contractors to preform works;
•	downturns in the general economy and housing market that can decrease demand for new housing developments thus limiting increases in demand for wastewater treatment;
•	replacement of our solutions by a larger, centralized facility or the connecting of customers to a centralized wastewater treatment or water reuse solution; and
•	potential changes in the regulatory environment that could impede development of further decentralized wastewater treatment systems.

Quench

Attracting New Customers

Our performance will be affected by our ability to continue to attract new customers. We believe that the U.S. commercial water cooler market is underpenetrated by POU water filtration, which represented only 11.1% by revenue of a $4.2 billion per year market in 2015. We intend to continue to invest in selling and marketing efforts to attract new customers for our filtered water systems, both within our existing geographic territories and in targeted additional territories in the United States and internationally. Our ability to attract new customers may vary from period to period for several reasons, including the effectiveness of our selling and marketing efforts, our ability to hire and retain salespeople, competitive dynamics, variability in our sales cycle (particularly related to opportunities to serve larger enterprises), the timing of the roll‑out of large‑enterprise orders and general economic conditions.

Customer Relationships

We believe that our existing customers continue to provide significant opportunities for us to offer additional products and services. In our direct sales channel, these opportunities include the rental of additional or upgraded water coolers, as well as the rental of equipment from our newer product lines enabled by POU water filtration, such as ice machines, sparkling water coolers and coffee brewers. In addition, we expect to invest to grow the sales of consumables associated with our systems, such as coffee and related consumables, and continue to pursue the resale of equipment to dealers, retailers and end customers who prefer to own, rather than lease, their equipment.

Typically, we rent our systems to customers on multi‑year, automatically‑renewing contracts, and we anticipate extending our relationships with existing customers beyond the initial contract term. Some customers terminate their agreements during the agreement term, typically due to financial constraints, and others cancel at the end of the term. Our annual unit attrition rate at December 31, 2018 was approximately 7.5%, implying an average rental period of more than 12 years. Our ability to retain our existing customer relationships will affect our performance and is affected by a number of factors, including the effectiveness of our retention efforts, the quality of our products and service, our pricing, competitive dynamics in the industry, product availability, and the health of the economy. In addition, the non-recurring revenue from the sale of equipment, coffee and consumables, is less predictable and can change based on fluctuations in demand in a specific period.

Strategic Acquisitions

The POU water filtration industry is highly fragmented, with a large number of local competitors and several larger regional operators. Quench has completed 23 acquisitions since 2008, and nine of which occurred during 2018. We believe our recent acquisition activity is indicative of the opportunity for future inorganic growth.

Through our indirect sales channel, we offer POU systems to networks of approximately  250 dealers and retailers predominantly in North America. The indirect sales channel expands our participation in the growing POU market domestically and internationally. In addition, the channel enhances our ability to develop, source and manufacture innovative, exclusive coolers and purification offerings. Lastly, the channel offers us the opportunity to develop deeper relationships with POU dealers that could lead to future acquisitions.

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

A majority of Quench rental agreements are priced at fixed rates for multi-year periods ranging up to  four years. As a result, our gross margins are exposed to potential cost of sales increases that cannot be immediately offset by price adjustments. The volume, mix and pricing of equipment and consumables purchased for immediate resale (as opposed to rental) can impact the consistency and comparability of our results. The overall compensation of field service and supply chain support (along with the costs of associated vehicles), as well as the use of outside service providers, may affect our gross margins.

Quench incurs selling, general and administrative costs to support a national sales force, a widely dispersed installed base of customers, and a high volume of recurring business transactions. A portion of such costs is composed of new customer acquisition costs, such as lead generation expenses and certain sales commissions, which are expensed upfront and recovered over the periods following the execution of a customer contract and any subsequent renewal. A portion of new customer acquisition costs, including internal salaries and benefits, directly related to the negotiation and execution of leases, considered lease origination costs, are capitalized as deferred lease costs. Deferred lease costs are amortized on a straight‑line basis over the average initial lease term. Selling, general and administrative costs also include certain costs to complete business acquisitions, which precede the realization of revenues generated by the acquired new business, and discretionary investments in infrastructure to support our plans for Quench’s future long‑term growth. The timing of these expenditures and their impact relative to the revenues generated can affect our performance and comparability of results.

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

We adopted the guidance regarding both revenue from contracts with customers and the determination of the customer in a service concession contract (together referred to as “Adopted Revenue Guidance”) on a full retrospective basis on January 1, 2018 applying the guidance to all contracts that were not completed as of January 1, 2016. Results for periods beginning after January 1, 2016 were adjusted to conform to the Adopted Revenue Guidance while periods prior to January 1, 2016 continue to be reported under the accounting standards in effect for the prior periods. Several of our contracts were impacted primarily due to the identification of multiple performance obligations within a single contract. However, the Adopted Revenue Guidance did not have a cash impact and, therefore, does not affect the economics of our underlying customer contracts. As a result of the adoption, we recorded a cumulative net increase of $8.4 million to accumulated deficit as of January 1, 2016. For a discussion on the impacts of the Adopted Revenue Guidance on our financial statements, please refer to Note 2—“Summary of Significant Accounting Policies—New Accounting Pronouncements” to the Consolidated Financial Statements, included elsewhere in this Annual Report on Form 10-K.

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

In February 2016, the FASB issued authoritative guidance regarding leases that requires lessees to recognize a lease liability and right of use asset for operating leases, with the exception of short-term leases. In addition, lessor accounting was modified to align, where necessary, with lessee accounting modifications and the authoritative guidance regarding revenue from contracts with customers. Throughout 2018, the FASB has issued additional authoritative guidance which, among other things, provided an option to apply transition provisions under the standard at adoption date rather than the earliest comparative period presented as well as added a practical expedient that would permit lessors to not separate non-lease components from the associated lease components if certain conditions are met. These amendments is effective, in conjunction with the new lease standard, for annual reporting periods beginning on or after December 15, 2018, including interim periods within those annual periods, and early adoption is permitted.

We adopted this guidance on a modified retrospective basis on January 1, 2019 with the cumulative effect of transition as of the effective date of adoption. For a discussion on the impacts of the authoritative guidance on our financial statements, please refer to Note 2—“Summary of Significant Accounting Policies—New Accounting Pronouncements” to the Consolidated Financial Statements, included elsewhere in this Annual Report on Form 10-K.

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

Recoverable Amount of Goodwill and Intangible Assets

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a business combination. Goodwill associated with our business combinations has been and is expected to continue increasing in the future as further acquisitions are completed. Goodwill is reviewed for impairment at least annually in the fourth quarter and more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists. We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform the quantitative analysis of the goodwill impairment test. Otherwise, the quantitative test is optional.

Under the quantitative analysis, the recoverability of goodwill is measured at each reporting unit by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit. We determine the fair market value of our reporting units based on a weighting of the present value of projected future cash flows, which we refer to as the Income Approach, and a comparative market approach under both the guideline company method and guideline transaction method, which we refer to as the Market Approach. Fair market value using the Income Approach is based on our estimated future cash flows on a discounted basis. The Market Approach compares each of our reporting units to other comparable companies based on valuation multiples derived from operational and transactional data to arrive at a fair value. Factors requiring significant judgment include, among others, the determination of comparable companies, assumptions related to forecasted operating results, discount rates, long‑term growth rates, and market multiples. Changes in economic or operating conditions, or changes in our business strategies, that occur after the annual impairment analysis and which impact these assumptions, may result in a future goodwill impairment charge, which could be material to our consolidated financial statements.

In determining its reporting units, the Company reviews its operating segments to determine the number of components within each segment. If an operating segment contains only a single component, the operating segment is deemed a reporting unit. If an operating segment contains more than one component, the Company aggregates into a single reporting unit those components determined to have similar economic characteristics. Components determined to have dissimilar economic characteristics are considered a separate reporting unit. As of both December 31, 2018 and 2017, the Quench segment was determined to be composed of a single reporting unit. The Seven Seas Water segment was determined to be composed of two reporting units as of December 31, 2018 and a single reporting unit as of December 31, 2017.

For the 2018 and 2017 goodwill impairment assessments, we performed a qualitative assessment of each reporting unit that existed at the time of the impairment assessment. Based upon the qualitative assessments, it was determined that there was substantial evidence that it was more likely than not that the fair value for each reporting unit were more than the carrying values. As such, no quantitative assessment was deemed necessary.

Other intangible assets consist of certain trade names, customer relationships and non‑compete agreements. Intangible assets which have a finite life are amortized over their estimated useful lives on a straight‑line basis. Customer relationships which have a finite life are amortized on an accelerated basis based on the projected economic value of the asset over its useful life. Intangible assets with a finite life are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite‑lived intangible assets, which consist of certain trade names, are not amortized but are tested for impairment at least annually or more frequently if events or circumstances indicate the asset may be impaired. No impairment was recorded during the years ended December 31, 2018 and 2017.

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

The valuation of net assets acquired in a business combination determines the allocation of purchase price to specific assets and the subsequent recognition of expense. A change in our estimate of the value assigned to intangibles or a change in our estimate of useful life for the intangibles could impact the amount of amortization expense recorded in any period. A 10% change in the amortization expense recorded for the year ended December 31, 2018 would have impacted our pre‑tax net loss by approximately $1.3 million.

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

We have several equity award plans, including plans which were established prior to the Corporate Reorganization and IPO and one which became effective upon the effectiveness of the IPO. See Note 11—“Share-based Compensation” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a complete discussion on all our equity award plans and the effects of the Corporate Reorganization and IPO on these plans.

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

Prior to our IPO, there were significant judgments and estimates inherent in the determination of the fair value of our shares. These judgments and estimates included assumptions regarding our future operating performance, the time to completing an initial public offering, or other liquidity event, the related company valuations associated with such events, and the determinations of the appropriate valuation methods. If we had made different assumptions, our share‑based compensation expense and net loss could have been significantly different. A 10% change in share‑based compensation expense recorded for the year ended December 31, 2018 would have impacted our pre‑tax net loss by approximately $1.1 million.

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

Various internal and external factors may have favorable or unfavorable, material or immaterial effects on our effective income tax rate and therefore, impact net income and earnings per share. These factors include, but are not limited to changes in tax rates; changes in tax laws, regulations and rulings; changes in interpretations of existing laws, regulations and rulings; changes in the evaluation of our ability to realize deferred tax assets, and changes in accounting principles; changes in current pre-tax income as well as changes in forecasted pre-tax income; changes in the mix of earnings among countries with carrying tax rates; and acquisitions and changes in our corporate structure. These factors may result in periodic revisions to our effective income tax rate, which could affect our cash flow and results of operations. We recorded a valuation allowance of $25.1 million as of December 31, 2018 related primarily to net operating losses.

A 0.50% change in our effective income tax rate would have impacted our net loss for the year ended December 31, 2018 by approximately $0.1 million.

Results of Operations

The Seven Seas Water and Quench segment results include the results from the various acquisitions during the years ended December 31, 2018, 2017 and 2016 for the periods following their respective acquisition dates.

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

With the AUC Acquisition, we now sell wastewater treatment and reuse solutions. Because the gross margins are typically lower for product sales than Seven Seas Water’s existing bulk water sales business, the inclusion and growth of this business will have a negative impact on the overall Seven Seas Water gross margin.

Through our indirect sales channel for Quench, we offer POU systems to networks of approximately  250 dealers and retailers. Because the gross margins are typically lower for dealer equipment sales than Quench’s direct customer equipment sales business, the inclusion and growth of our indirect sales channel is expected to have a negative impact on the overall Quench gross margin.

Further, the operating expenses of the parent, AquaVenture Holdings Limited, are reported separately from the two operating and reportable segments below. See “Operating Segments” located in the “Overview” section above for more information.

The following table sets forth the components of our consolidated statements of operations and comprehensive income for each of the periods presented.

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Revenues:
Bulk water	$57,262	$53,436	$50,893
Rental	64,216	52,997	48,699
Product sales	20,105	9,796	10,267
Financing	4,025	4,534	1,713
Total revenues	145,608	120,763	111,572
Cost of revenues:
Bulk water	26,516	27,145	25,525
Rental	28,025	23,484	21,437
Product sales	13,565	5,779	5,869
Total cost of revenues	68,106	56,408	52,831
Gross profit	77,502	64,355	58,741
Selling, general and administrative expenses	83,645	72,421	70,876
Loss from operations	(6,143)	(8,066)	(12,135)
Other expense:
Interest expense, net	(15,046)	(11,537)	(11,147)
Other (expense) income, net	(850)	(1,850)	2,728
Loss before income tax expense	(22,039)	(21,453)	(20,554)
Income tax expense (benefit)	(1,311)	3,441	365
Net loss	$(20,728)	$(24,894)	$(20,919)

The following table sets forth the components of our consolidated statements of operations and comprehensive income for each of the periods presented as a percentage of revenue.

	Year Ended December 31,
	2018	2017	2016
Revenues:
Bulk water	39.3%	44.2%	45.6%
Rental	44.1%	43.9%	43.6%
Product sales	13.8%	8.1%	9.2%
Financing	2.8%	3.8%	1.6%
Total revenues	100.0%	100.0%	100.0%
Cost of revenues:
Bulk water	18.2%	22.5%	22.9%
Rental	19.2%	19.4%	19.2%
Product sales	9.3%	4.8%	5.3%
Total cost of revenues	46.7%	46.7%	47.4%
Gross profit	53.2%	53.3%	52.6%
Selling, general and administrative expenses	57.4%	60.0%	63.5%
Loss from operations	(4.2)%	(6.7)%	(10.9)%
Other expense:
Interest expense, net	(10.3)%	(9.6)%	(10.0)%
Other (expense) income, net	(0.6)%	(1.5)%	2.4%
Loss before income tax expense	(15.1)%	(17.8)%	(18.5)%
Income tax expense (benefit)	(0.9)%	2.8%	0.3%
Net loss	(14.2)%	(20.6)%	(18.8)%

Comparison of Year Ended December 31, 2018 and 2017

Revenues

The following table presents revenue for each of our two operating segments:

	Year Ended
	December 31,		Change
	2018	2017	Dollars	Percent
	(dollars in thousands)
Revenues:
Seven Seas Water
Bulk water	$57,262	$53,436	$3,826	7.2%
Rental	2,318	—	2,318	NM
Product sales	2,817	—	2,817	NM
Financing	4,025	4,534	(509)	(11.2)%
Total Seven Seas Water	$66,422	$57,970	$8,452	14.6%

Quench
Rental	$61,898	$52,997	$8,901	16.8%
Product sales	17,288	9,796	7,492	76.5%
Total Quench	$79,186	$62,793	$16,393	26.1%

Total revenues	$145,608	$120,763	$24,845	20.6%

Our total revenues of $145.6 million for the year ended December 31, 2018 increased $24.8 million, or 20.6%, from $120.8 million for the year ended December 31, 2017 through a combination of organic and inorganic growth. In calculating organic and inorganic revenue growth, (i) organic growth represents estimated revenue from operations that existed in both the current and comparable periods, and (ii) inorganic growth includes the estimated revenue from acquisitions for the 12 months following an acquisition and any revenue contributions from divested businesses for the months in the prior year period in which the business did not exist in the current year period.

Seven Seas Water revenues for the year ended December 31, 2018 increased $8.5 million, or 14.6%, compared to the same period of 2017, which were comprised of 9.2% inorganic growth and 5.4% organic growth.  The increase over the prior year period was primarily due to a $3.8 million increase in bulk water revenue, driven by: (i) an aggregate increase in revenues of $2.1 million at our USVI, Peru and Turks and Caicos operations primarily due to increases in production volumes compared to the prior year, (ii) an increase of $0.8 million from our BVI operations primarily driven by increases in the water rate compared to the prior year, and (iii) a $0.4 million increase in revenues in our St. Maarten operations due to lower revenues in the prior year resulting from impacts of hurricanes Irma and Maria. In addition, the increase in revenues over the prior year period included a $2.8 million increase in product sales and a $2.3 million increase in rental revenue resulting from the inclusion of the AUC operations as a result of its acquisition in November 2018.

Quench revenues for the year ended December 31, 2018 increased $16.4 million, or 26.1%, compared to the same period of 2017, which were comprised of 20.0% of inorganic growth and 6.1% organic growth. Rental revenues increased $8.9 million, or 16.8%, compared to the prior year period, which were comprised of 5.7% organic growth due to additional units placed under new leases in excess of unit attrition and 11.1% inorganic growth from acquisitions. This growth in rental revenues was partially offset by a decline of $0.6 million from the disposition of the High Purity business in October 2018. Product sales increased $7.5 million compared to the same period of 2017 primarily due to an increase of $6.8 million of dealer equipment sale revenue in connection with our Wellsys business acquired in September 2017 and a $0.6 million increase in coffee sales. This growth in product revenues was partially offset by a decline of $0.3 million from the disposition of the High Purity business in October 2018.

Gross margin

The following table presents the major components of cost of revenues, gross profit and gross margin for our two operating segments:

	Year Ended
	December 31,		Change
	2018	2017	Percent
Gross Margin:
Seven Seas Water
Bulk water	53.7%	49.2%	4.5%
Rental	74.7%	—%	NM
Product sales	17.5%	—%	NM
Financing	100.0%	100.0%	—%
Total Seven Seas Water	55.7%	53.2%	2.5%

Quench
Rental	55.7%	55.7%	—%
Product sales	35.0%	41.0%	(6.0)%
Total Quench	51.2%	53.4%	(2.2)%

Total gross margin	53.2%	53.3%	(0.1)%

Seven Seas Water gross margin for the year ended December 31, 2018 increased 250 basis points to 55.7% from 53.2% in 2017, primarily due to an increase in the bulk water gross margin, partially offset by the inclusion of the AUC operations, which has an overall lower gross margin profile than the bulk water business.  Bulk water gross margin of 53.7% increased 450 basis points compared to 49.2% in the prior year primarily due to (i) higher revenues without a commensurate increase in costs in our BVI operations due to an increase in the rate and in our St. Maarten operations primarily due to the aforementioned impact of the hurricanes in the prior year period and (ii) higher revenues and lower costs at our Peru operations, which had incurred elevated repairs and maintenance expense during the first half of 2017 in connection with planned post-acquisition integration activities and adverse weather conditions. Rental and product sales gross margin of 74.7% and 17.5%, respectively, for the year ended December 31, 2018 had no comparative information as both related to the acquisition of the AUC operations in November 2018.  Financing gross margin is 100% but causes a decrease to the overall gross margin compared to the prior year as a result of declining financing revenues due to the continued amortization of the long-term receivables.

Quench gross margin for the year ended December 31, 2018 decreased 220 basis points to 51.2% from 53.4% for the same period of 2017, primarily due to a decrease in product sales gross margin.  Rental gross margin for the year ended December 31, 2018 of 55.7% was flat compared to the prior year.  Product sales gross margin was 35.0% for the year ended December 31, 2018 compared to 41.0% in the prior year period, primarily due to the higher contribution of lower-margin indirect revenues from our Wellsys business that was acquired in September 2017.

Selling, general and administrative expenses

The following table presents selling, general and administrative, or SG&A, expenses for our operating segments:

	Year Ended
	December 31,		Change
	2018	2017	Dollars	Percent
	(dollars in thousands)
Selling, General and Administrative Expenses:
Seven Seas Water	$30,143	$28,431	$1,712	6.0%
Quench	48,670	39,400	9,270	23.5%
Corporate and Other	4,832	4,590	242	5.3%
Total selling, general and administrative expenses	$83,645	$72,421	$11,224	15.5%

Total SG&A expenses for the year ended December 31, 2018 increased $11.2 million, or 15.5%, as compared to the same period of 2017.

Seven Seas Water SG&A expenses for the year ended December 31, 2018 increased $1.7 million to $30.1 million compared to the same period of 2017. The increase was primarily due to $1.1 million of higher compensation and benefits expense related to increased headcount from the inclusion of staff added from the acquisition of the AUC business and the reallocation of personnel to corporate activities from capital projects, $0.8 million of higher acquisition-related expenses, and $0.7 million of higher amortization expense related to an increase in definite lived intangible assets resulting from the acquisition of the AUC business. Partially offsetting these increases is $0.8 million of lower share-based compensation expense resulting from the completion of the vesting of certain equity grants made in connection with our initial public offering in 2016. Seven Seas Water SG&A expenses as a percentage of revenue were 45.4% for the year ended December 31, 2018, compared to 49.0% for the same period of 2017.

Quench SG&A expenses for the year ended December 31, 2018 increased $9.3 million to $48.7 million compared to the same period of 2017. The increase was driven by $2.6 million of higher acquisition related expenses including contingent consideration accounted for as post combination earnout compensation, $2.2 million of higher amortization expense primarily related to intangible assets on acquisitions, $2.0 million of higher compensation and benefits expense resulting from increased headcount from the inclusion of staff added from certain acquisitions and additional resources hired to support our growth strategy, $0.9 million of restructuring expenses incurred in connection with the acquisition of PHSI in December 2018,  a $0.5 million increase in bad debt expense resulting from a shift in the aging of certain customer accounts as compared to the prior year, and a  $0.5 million increase in general expenses related to the addition of operations from recent acquisitions. Partially offsetting this was $0.2 million of lower share-based compensation expense driven by the completion of the vesting of certain equity grants made in connection with our initial public offering in 2016. Quench SG&A expenses as a percentage of revenue were 61.5% for the year ended December 31, 2018, a decline compared to 62.7% for the same period of 2017.

Corporate and Other SG&A expenses of $4.8 million for the year ended December 31, 2018 remained relatively flat compared to the prior year.

Commencing on December 18, 2018, the Company initiated a restructuring of the PHSI organization which included the reduction of headcount for PHSI executive management and other employee positions determined to be duplicative with those at Quench. Certain of the positions were backfilled with additional positions at Quench depending on the needs of the business. The net effect of the restructuring will allow Quench to recognize synergies of reduced employee costs subsequent to the acquisition of PHSI. The restructuring was determined to be a post-combination transaction. As a result of the restructuring, the Company incurred a restructuring-related charge, related to severance, termination benefits and related taxes, of approximately $0.9 million during the fourth quarter of 2018 and expects to incur an additional charge of $0.2 million through the second quarter of 2019, of which both will be recorded in SG&A expenses in the consolidated statements of operations and comprehensive income. As of December 31, 2018, the Company had accrued approximately $0.8 million within accrued expenses on the consolidated balance sheets which is expected to be paid during 2019.

Other expense

	Year Ended
	December 31,		Change
	2018	2017	Dollars	Percent
	(dollars in thousands)
Interest expense, net	$(15,046)	$(11,537)	$(3,509)	30.4%
Other expense, net	(850)	(1,850)	1,000	(54.1)%
Total other expense	$(15,896)	$(13,387)	$(2,509)	18.7%

Interest expense, net of $15.0 million for the year ended December 31, 2018 increased $3.5 million compared to the prior year period, which was primarily due to increased borrowings of an aggregate of $150 million on our senior secured credit agreement in November and December 2018 and higher average interest rates in 2018 compared to the prior year. These increases were partially offset by higher interest income earned during 2018 compared to 2017.

Other expense, net for the year ended December 31, 2018 decreased $1.0 million compared to the same period of 2017.  This decrease was mainly due to $1.4 million of loss on debt extinguishment recorded during the year ended December 31, 2017, partially offset by an increase of $0.3 million in our loss on foreign currency transactions during 2018 as compared to 2017.

 Income tax expense (benefit)

	Year Ended
	December 31,		Change in
	2018	2017	Dollars
	(dollars in thousands)
Income tax expense (benefit)	$(1,311)	$3,441	$(4,752)
Effective tax rate	5.9%	(16.0)%

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

For the year ended December 31, 2018, we incurred a consolidated pre-tax loss of $22.0 million, which was composed of: (i) an aggregate of $29.3 million of pre-tax losses in jurisdictions which either do not impose an income tax or we do not believe it is more likely than not that we will realize the benefit of such losses and (ii) an aggregate of $7.3 million of pre-tax income in taxable jurisdictions. For the year ended December 31, 2017, we incurred a consolidated pre-tax loss of $21.5 million, which was composed of: (i) an aggregate of $27.2 million of pre-tax losses in jurisdictions which either do not impose an income tax or we do not believe it is more likely than not that we will realize the benefit of such losses and (ii) an aggregate of $5.7 million of pre-tax income in taxable jurisdictions.

Income tax (benefit) expense for the years ended December 31, 2018 and 2017 was $(1.3) million and $3.4 million, respectively. Income tax expense for the years ended December 31, 2018 and 2017 were composed of a current tax of $2.0 million and $1.9 million, respectively, and deferred tax (benefit) expense of $(3.3) million and $1.5 million, respectively. The decrease in income tax expense for the year ended December 31, 2018 as compared to the same period in 2017 was primarily the result of the recognition $3.4 million tax benefit recorded for the full release of a valuation allowance on deferred tax assets in one of our foreign jurisdictions. We determined sufficient positive evidence became available during the third quarter of 2018 to make it more-likely-than-not the Company would fully utilize its deferred tax assets. Also contributing to the decrease in income tax expense as compared to the same period in 2017 was: (i) a reduction in the tax rate as a result of the United States enacted tax reform legislation known as the H.R. 1, and commonly referred to as the “Tax Cuts and Jobs Act” (“TCJ Act”); (ii) a decrease in current year tax rate due to the commencement of the effective period on January 1, 2018 for an economic development program in the USVI; (iii) lower income in certain tax paying foreign jurisdictions as compared to the prior year period; and (iv) a reduction of a deferred tax liability for an indefinite-lived asset. These decreases were partially offset by an increase in income tax expense for our other jurisdictions due to an acquisition of an entity in a tax paying jurisdiction and an increase in current expense related to withholding taxes.

On December 22, 2017, the United States enacted the TCJ Act, resulting in significant modifications to existing law. Among other changes, the TCJ Act permanently lowers the corporate federal income tax rate to 21% from the prior maximum rate of 35% effective for tax years beginning after December 31, 2017. As a result of the reduction of the corporate federal income tax rate, we revalued our net deferred tax assets and recorded an income tax expense of approximately $7.9 million in the affected jurisdictions as of December 31, 2017. In addition, we recorded an $8.0 million income tax benefit for a corresponding reduction in the valuation allowance on the net deferred tax assets that were subject to the revaluation. For the year ended December 31, 2017, TCJ Act had a net aggregate impact on income tax benefit of approximately $0.1 million. The other provisions of the TCJ Act did not have a material impact on our consolidated financial statements. During the year ended December 31, 2018, the company completed its accounting for the effects of the TCJ Act resulting in an immaterial impact to the initial adjustment recorded in 2017.

Cash paid for income taxes was $1.9 million and $1.4 million during the years ended December 31, 2018 and 2017, respectively.

Comparison of the Years Ended December 31, 2017 and 2016

Revenues

The following table presents revenues for each of our two operating platforms:

	Year Ended
	December 31,		Change
	2017	2016	Dollars	Percent
	(dollars in thousands)
Revenues:
Seven Seas Water
Bulk water	$53,436	$50,893	$2,543	5.0%
Rental	—	—	—	NM
Product sales	—	727	(727)	(100.0)%
Financing	4,534	1,713	2,821	164.7%
Total Seven Seas Water	$57,970	$53,333	$4,637	8.7%

Quench
Rental	$52,997	$48,699	$4,298	8.8%
Product sales	9,796	9,540	256	2.7%
Total Quench	$62,793	$58,239	$4,554	7.8%

Total revenues	$120,763	$111,572	$9,191	8.2%

Our total revenues of $120.8 million for the year ended December 31, 2017 increased $9.2 million, or 8.2%, from $111.6 million for the year ended December 31, 2016.

Seven Seas Water revenues for the year ended December 31, 2017 increased $4.6 million, or 8.7%, compared to the same period of 2016.  This was mainly due to the inclusion of incremental revenues of $6.2 million from our Peru operations acquired in October of 2016, including an increase of $3.2 million in bulk water revenue and $3.0 million in financing revenue, and a $1.1 million increase in revenues over the prior year at our Trinidad plant due to an increase in volume of water delivered to our customer resulting from a plant expansion completed in 2016, net of a reduction in the average per unit price charged.  These increases were partially offset by a $1.8 million reduction in revenues from our BVI plant due to rate adjustments in connection with the August 4, 2017 contract amendment and $1.2 million lower revenues at our St. Maarten plants primarily driven by $0.4 million related to Hurricanes Irma and Maria in September 2017 and $0.7 million of lower financing revenue.

Quench revenues for the year ended December 31, 2017 increased $4.6 million, or 7.8%, compared to the same period of 2016, which included 4.8% of inorganic growth and 3.0% organic growth.  Rental revenues increased $4.3 million, or 8.8%, compared to the prior year, which was comprised of 7.8% organic growth due to additional units placed under new leases in excess of unit attrition, and 1.0% inorganic growth from the Quench Canada and Pure Water Innovations acquisitions completed in August and June 2017, respectively.  Product sale revenue increased $0.3 million, or 2.7%, compared to the prior year, due to $2.4 million of dealer equipment sale revenue in connection with the Wellsys Acquisition and a $0.3 million increase in coffee sales, partially offset by a $2.4 million reduction in direct customer equipment sales, primarily related to a single large customer.

Gross margin

The following table presents the major components of cost of revenues, gross profit and gross margin for our two operating platforms:

	Year Ended
	December 31,		Change
	2017	2016	Percent
Gross Margin:
Seven Seas Water
Bulk water	49.2%	49.8%	(0.6)%
Rental	—%	—%	NM
Product sales	—%	—%	NM
Financing	100.0%	100.0%	—%
Total Seven Seas Water	53.2%	50.8%	2.4%

Quench
Rental	55.7%	56.0%	(0.3)%
Product sales	41.0%	46.1%	(5.1)%
Total Quench	53.4%	54.4%	(1.0)%

Total gross margin	53.3%	52.6%	0.7%

Seven Seas Water gross margin for the year ended December 31, 2017 increased 240 basis points to 53.2% compared to 50.8% for the prior year. The increase was mainly due to higher financing revenue, which has a 100% gross margin.  Bulk water gross margin decreased 60 basis points to 49.2% compared to 49.8% in the prior year driven by the inclusion of our Peru operations, which negatively impacted gross margin due to the lower margin profile of the operating and maintenance contract included in our operating results and elevated repairs and maintenance expense during the year, part of which was planned in connection with our post-acquisition integration and part of which was driven by adverse weather conditions in Peru earlier in the year. Partially offsetting this was an increase in gross margin in our BVI operations due to elevated repairs and maintenance expense in the prior year period related to planned improvements.

Quench gross margin for the year ended December 31, 2017 declined 100 basis points to 53.4% compared to 54.4% for the prior year.  The decrease was primarily due to a decline in product sales gross margin related to higher-

margin direct customer equipment sales, and growth of lower-margin product lines, including coffee and Wellsys dealer equipment sales.

Selling, general and administrative expenses

The following table presents selling, general and administrative expenses for our operating platforms:

	Year Ended
	December 31,		Change
	2017	2016	Dollar	Percent
	(dollars in thousands)
Selling, General and Administrative Expenses:
Seven Seas Water	$28,431	$24,307	$4,124	17.0%
Quench	39,400	44,092	(4,692)	(10.6)%
Corporate and Other	4,590	2,477	2,113	85.3%
Total selling, general and administrative expenses	$72,421	$70,876	$1,545	2.2%

Total SG&A expenses for the year ended December 31, 2017 increased $1.5 million, or 2.2%, as compared to the same period of 2016.

Seven Seas Water SG&A expenses for the year ended December 31, 2017 increased $4.1 million, or 17.0%, compared to the prior year. The increase was mainly due to a $5.1 million increase in share-based compensation primarily resulting from the equity award grants following our initial public offering (“IPO”) in the fourth quarter of 2016 (the “IPO Grant”), partially offset by $0.4 million lower third-party engineering services associated with business development activities, $0.4 million lower compensation and benefits expense resulting from lower discretionary compensation and a $0.4 million reduction in acquisition-related costs resulting from elevated costs in connection with the closing of the Peru Acquisition in the prior year. Seven Seas Water SG&A expenses as a percentage of revenue were 49.0% for the year ended December 31, 2017, compared to 45.6% for the prior year, which was primarily driven by the increase in share-based compensation expense as discussed above.

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

Corporate and Other SG&A expenses for the year ended December 31, 2017 increased $2.1 million compared to the prior year.  The increase was mainly due to a $1.3 million increase in insurance and professional fees, including elevated legal, audit and consulting and advisory costs since becoming a public company in October of 2016, and costs incurred in connection with our Sarbanes Oxley Act implementation efforts and the adoption of the new revenue and lease accounting guidance.  In addition, share-based compensation increased $0.6 million from incremental equity awards granted to certain members of our board of directors in late 2017 and throughout 2018.

Other expense

	Year Ended
	December 31,		Change
	2017	2016	Dollars	Percent
	(dollars in thousands)
Interest expense, net	$(11,537)	$(11,147)	$(390)	3.5%
Other income (expense), net	(1,850)	2,728	(4,578)	(167.8)%
Total other expense	$(13,387)	$(8,419)	$(4,968)	59.0%

Interest expense, net for the year ended December 31, 2017 increased $0.4 million compared to the prior year, primarily due to a $0.9 million increase in interest expense resulting from increased borrowings in connection with the Corporate Credit Agreement entered into in August 2017, partially offset by a $0.5 million increase in interest income earned on cash balances.

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

Income tax expense (benefit)

.	Year Ended
	December 31,		Change in
	2017	2016	Dollars
	(dollars in thousands)
Income tax expense	$3,441	$365	$3,076
Effective tax rate	(16.0)%	(1.8)%

For the year ended December 31, 2017, we incurred a consolidated pre-tax loss of $21.5 million, which was composed of: (i) an aggregate of $27.2 million of pre-tax losses in jurisdictions which either do not impose an income tax or we do not believe it is more likely than not that we will realize the benefit of such losses and (ii) an aggregate of $5.7 million of pre-tax income in taxable jurisdictions. For the year ended December 31, 2016, we incurred a consolidated pre-tax loss of $20.6 million, which was composed of: (i) an aggregate of $21.4 million of pre-tax losses in jurisdictions which either do not impose an income tax or we do not believe it is more likely than not that we will realize the benefit of such losses and (ii) an aggregate of $0.8 million of pre-tax income in taxable jurisdictions.

Income tax expense for the years ended December 31, 2017 and 2016 was $3.4 million and $0.4 million, respectively. Income tax expense for the years ended December 31, 2017 and 2016 were composed of a current tax of $1.9 million and $1.5 million, respectively, and deferred tax expense of $1.5 million and $0.2 million, respectively. The increase in income tax expense for the year ended December 31, 2017 as compared to the same period in 2016 was primarily the result of: (i) increase in current expense related to withholding taxes ; (ii) increase in current expense related to an increase in taxable income generated by our Peru operations, which were acquired in October 2016, as compared to a pre-tax loss generated in 2016 due to acquisition-related expenses, which generated a tax benefit; (iii) increase in deferred expense recorded for the correction of an immaterial prior period error related to a change in the income tax rate in a foreign jurisdiction; and (iv) increase in deferred expense recorded for the recognition of a deferred tax liability for an indefinite-lived asset. These increases were partially offset by a reduction in income tax expense for our other jurisdictions due to a change in an estimated income tax benefit previously recorded in a foreign jurisdiction and a reduction in the statutory tax rate for certain jurisdictions.

On December 22, 2017, the United States enacted the TCJ Act, resulting in significant modifications to existing law. Among other changes, the TCJ Act permanently lowers the corporate federal income tax rate to 21% from the existing maximum rate of 35% effective for tax years beginning after December 31, 2017. As a result of the reduction of the corporate federal income tax rate, we revalued our net deferred tax assets and recorded an income tax expense of approximately $7.9 million in the affected jurisdictions as of December 31, 2017. In addition, we recorded an $8.0 million income tax benefit for a corresponding reduction in the valuation allowance on the net deferred tax assets that were subject to the revaluation. For the year ended December 31, 2017, TCJ Act had a net aggregate impact on income tax benefit of approximately $0.1 million. The other provisions of the TCJ Act did not have a material impact on our consolidated financial statements.

Cash paid for income taxes was $1.4 million and $0.4 million during the years ended December 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

Overview

As of December 31, 2018 and 2017, our principal sources of liquidity on a consolidated basis were cash and cash equivalents of $56.6 million and $118.1 million, respectively (excluding restricted cash), which were held for working capital, investment and general corporate purposes. In addition, as of December 31, 2018 and 2017, we had an aggregate of $4.2 million and $4.3 million, respectively, of restricted cash related to debt service reserve funds and minimum balance requirements for one of our borrowings. See Note 2—“Summary of Significant Accounting Policies—Restricted Cash” to the Consolidated Financial Statements, included elsewhere in this Annual Report on Form 10-K.

Our cash and cash equivalents are held by our holding company and our subsidiaries primarily in demand deposits with domestic and international banks, money market accounts, and U.S. Treasury bills. We utilize a combination of equity financing and corporate and project debt financing through international commercial banks and other financial institutions to fund our cash needs and the growth of our business. Our debt financing arrangements contain financial covenants and provisions which govern distributions by the borrowers may limit our ability to transfer cash among us and our subsidiaries. See Note 9—“Long-Term Debt—Restricted Net Assets” to the Consolidated Financial Statements, included elsewhere in this Annual Report on Form 10-K, for a summary of limitations applicable to us and our subsidiaries as of December 31, 2018. Based on our current level of operations, we believe our cash flow from operations and available cash will be adequate to meet the future liquidity needs of our current operations for at least the next twelve months.

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

With respect to our Seven Seas Water segment, unless cash balances are expected to be redeployed for further growth opportunities in the same jurisdiction, our distribution policy is to efficiently distribute cash from our international operating subsidiaries to our non-U.S. intermediate holding companies for redeployment in the manner intended to optimize our return on invested capital.  However, one of our subsidiaries, as of December 31, 2018, has a loan agreement that restricts distributions to related parties in the event certain financial or nonfinancial covenants are not met, which could reduce our ability to redeploy cash. Distributions are typically in the form of principal and interest payments on intercompany loans, repayment of intercompany advances or other intercompany arrangements, including billings from our Tampa operations center, and dividends. When considering the amount and timing of such distributions, our Seven Seas Water operating subsidiaries must maintain sufficient funds for future capital investment, debt service and general working capital purposes.

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

Cash Flows

The following table summarizes our cash flows for the periods:

	Year Ended December 31,
	2018	2017	2016

Cash provided by operating activities	$26,882	$18,966	$11,511
Cash used in investing activities	(214,540)	(24,344)	(63,128)
Cash provided by financing activities	126,095	26,338	127,986
Effect of exchange rates on cash, cash equivalents and restricted cash	(25)	4	—
Net change in cash, cash equivalents and restricted cash	$(61,588)	$20,964	$76,369

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

Cash provided by operations during the years ended December 31, 2018, 2017 and 2016 was $26.9 million and $19.0 million and $11.5 million, respectively.

Investing Activities

Cash used in investing activities during the years ended December 31, 2018 and 2017 was $214.6 million and $24.3 million, respectively. The increase in cash used in investing activities of $190.3 million, was primarily attributable to an increase in net cash paid for acquisitions. These increases were partially offset by the $2.9 million received from the sale of a business during 2018. During the year ended December 31, 2018, net cash paid for acquisitions was $198.5 million as compared to $9.9 million for the year ended December 31, 2017.   For the years ended December 31, 2018 and 2017 there were $3.5 million and $2.0 million, respectively, of capital expenditures by Seven Seas Water primarily for new plants, plant expansions and capacity upgrades and $16.1 million and $12.5 million, respectively, of capital expenditures for Quench primarily to support existing operations.

Cash used in investing activities during the years ended December 31, 2017 and 2016 was $24.3 million and $63.1 million, respectively. The reduction in cash used in investing activities was primarily attributable to a decrease in net cash paid for acquisitions of $36.0 million and a reduction in capital expenditures of $2.8 million.  During the year ended December 31, 2017, net cash paid for acquisitions was $9.9 million as compared to $45.8 million for the year ended December 31, 2016, which included the Peru Acquisition in October of 2016. For the years ended December 31, 2017 and 2016 there were $2.0 million and $6.0 million, respectively, of capital expenditures by Seven Seas Water for plant expansions and capacity upgrades and $12.5 million and $11.3 million, respectively, of capital expenditures for Quench to support existing operations.

Capital Expenditures on Fixed Assets and Investments in Long‑Lived Assets

For Seven Seas Water, our primary capital expenditures are composed of construction costs of our plants, including engineering, procurement and construction and equipment costs, internal direct labor and project development costs, which include engineering and environmental studies, permitting and licensing and certain legal costs. Major repairs and maintenance, which improve the efficiency or extend the life of our operating plants, are also included in capital expenditures. In addition to our contractually committed capital expenditures, we routinely explore project investment opportunities in our current and new geographic locations and business lines if we believe that any of the opportunities has the potential to meet our internal investment criteria. In the course of pursuing these investment opportunities, we may successfully bid on projects or operating plants that will require additional capital expenditures. For Quench, our primary capital expenditures are the acquisition of POU systems and related assets as well as typical capital expenditures for leasehold improvements, furniture and fixtures, computers, field tablets and software.

For the fiscal year 2019, we expect to invest approximately $30 million across our Seven Seas Water and Quench segments in capital expenditures,  primarily to support growth opportunities. We expect that these investments will be financed through existing cash and cash generated from operations.

Significant 2018 Acquisitions

On August 6, 2018 we completed the Alpine Acquisition for an aggregate purchase price of $15.0 million.

On November 1, 2018 we completed the AUC Acquisition for an aggregate purchase price, which is subject to final adjustments as provided in the purchase agreement, of $130.9 million, including $127.0 million cash (including estimated working capital adjustment), approximately 122 thousand ordinary shares of AquaVenture Holdings Limited, or $2.0 million, and $1.9 million of acquisition contingent consideration.

On December 18, 2018, we completed the PHSI Acquisition for approximately $57.0 million, in the aggregate, which included approximately $39.5 million in cash related to the purchase price of PHSI, net of an estimated adjustment to reduce the purchase price of $1.2 million, and approximately $17.5 million of cash accounted for as a post-combination payoff of factored contract liabilities accounted for as a secured borrowing.

Financing Activities

Cash provided by financing activities during the years ended December 31, 2018 and 2017 was $126.1 million and $26.3 million, respectively. The $99.8 million increase was primarily attributable to the net proceeds from long-term debt received from the 2018 amendments of the Corporate Credit Agreement of approximately $150.0 million, which was partially offset by the net proceeds from long-term debt resulting from the corporate debt refinancing in 2017. In addition, during the year ended December 31, 2018, approximately $17.5 million of payments were made as a post-combination payoff of factored contract liabilities accounted for as a secured borrowing in connection with the PHSI Acquisition.

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

As of December 31, 2018 and 2017, long‑term debt included the following (in thousands):

	December 31,	December 31,
	2018	2017
Corporate Credit Agreement	$300,000	$150,000
BVI Loan Agreement	20,468	26,090
Vehicle financing	1,842	1,491
Total face value of long-term debt	$322,310	$177,581

Face value of long-term debt, current	$6,536	$6,483
Less: Current portion of unamortized debt discounts and deferred financing fees	(42)	—
Current portion of long-term debt, net of debt discounts and deferred financing fees	$6,494	$6,483

Face value of long-term debt, non-current	$315,774	$171,098
Less: Non-current portion of unamortized debt discounts and deferred financing fees	(2,559)	(3,326)
Long-term debt, net of debt discounts and deferred financing fees	$313,215	$167,772

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

On December 20, 2018, the Corporate Credit Agreement was amended to increase its borrowings by $40.0 million to an aggregate principal amount of $300.0 million. The incremental borrowings bear interest at a variable rate of LIBOR plus 5.5% with a LIBOR floor of 1.0%. A prepayment fee on the incremental borrowing, which declines over time, is due upon repayment if it occurs prior to December 20, 2019. These additional borrowings are non-amortizing and mature in August 2021. All other terms of the Corporate Credit Agreement remained substantially unchanged.

As of December 31, 2018, the weighted average interest rate was 8.2%.

The Corporate Credit Agreement is guaranteed by AquaVenture Holdings Limited along with certain subsidiaries and contains financial and nonfinancial covenants. The financial covenants include minimum interest coverage ratio and maximum leverage ratio requirements, as defined in the Corporate Credit Agreement, and are calculated using consolidated financial information of AquaVenture Holdings Limited excluding the results of AquaVenture (BVI) Holdings Limited and its subsidiary Seven Seas Water (BVI) Limited. In addition, the Corporate Credit Agreement contains customary negative covenants limiting, among other things, indebtedness, investments, liens, dispositions of assets, restricted payments (including dividends), transactions with affiliates, prepayments of indebtedness, capital expenditures, changes in nature of business and amendments to documents. We were in compliance with, or received waivers for breaches of, all such covenants as of December 31, 2018.

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

On August 4, 2017, Seven Seas Water (BVI) Ltd. further amended the BVI Loan Agreement to extend the amortization on principal to May 2022 and reduce the spread applied to the LIBOR base rate used in the calculation of interest by 50 basis points to LIBOR plus 3.0% per annum. The United Kingdom Export Finance also extended its participation in the project to match the extended term of the amended BVI Loan Agreement. All other material terms of the original loan agreement remained unchanged.

As of December 31, 2018, the weighted‑average interest rate was 5.8%. Seven Seas Water (BVI) Ltd. may prepay the principal amounts of the loans prior to the maturity date, in whole or in part.

The BVI Loan Agreement includes both financial and nonfinancial covenants, limits the amount of additional indebtedness that Seven Seas Water (BVI) Ltd. can incur and places annual limits on capital expenditures for this subsidiary. The BVI Loan Agreement also places restrictions on distributions made by Seven Seas Water (BVI) Ltd. which is only permitted to make distributions to shareholders and affiliates of AquaVenture Holdings Limited if specified debt service coverage and loan life coverage ratios are met and it is in compliance with all loan covenants. The BVI Loan Agreement contains a number of negative covenants restricting, among other things, indebtedness, investments, liens, dispositions of assets, restricted payments (including dividends), mergers and acquisitions, accounting changes, transactions with affiliates, prepayments of indebtedness, capital expenditures, and changes in nature of business and joint ventures. In addition, Seven Seas Water (BVI) Ltd is subject to quarterly financial covenant compliance, including minimum debt service and loan life coverage ratios, and must maintain a minimum debt service reserve fund and a maintenance reserve fund with the bank in addition to other minimum balance requirements as set forth in the agreement. Seven Seas Water (BVI) Ltd. was in compliance with, or received waivers for breaches of, all such covenants as of December 31, 2018.

Other Debt

We finance our vehicles primarily under three‑year terms with interest rates per annum ranging from 3.4% to 4.5%.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations and other commitments as of December 31, 2018:

	Payments Due by Period
	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 Years	Total
Contractual Obligations and Other Commitments:
Long-term debt at face value	$6,536	$312,939	$2,835	$—	$322,310
Interest on long-term debt (1)	25,414	49,992	61	—	75,467
Operating leases (2)	2,097	1,895	1,629	5,117	$10,738
Asset retirement obligations (3)	688	233	—	547	1,468
Acquisition contingent consideration (4)	2,707	402	—	—	3,109
	$37,442	$365,461	$4,525	$5,664	$413,092

(1)

We calculated interest on long‑term debt based on payment terms that existed at December 31, 2018. Weighted‑average interest rates used are as follows: (i) Corporate Credit Agreement—8.2%; (ii) BVI Loan Agreement—5.8%; and (iii) vehicle financing—4.0%.

(2)	Operating leases include total future minimum rent payments under non‑cancelable operating lease agreements.
(3)

The asset retirement obligations represent contractual requirements to perform certain asset retirement activities and are based on engineering estimates of future costs to dismantle and remove equipment from a customer’s plant site and to restore the site to a specified condition at the conclusion of a contract. We have included the total undiscounted asset retirement obligation, as determined at December 31, 2018, in the table above.

(4)

Acquisition contingent consideration represents the additional purchase price that is contingent on the future performance of an acquired business or collection of certain acquired receivables. We have included the fair value of the total expected amount as of December 31, 2018.

Off‑Balance Sheet Arrangements

At December 31, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off‑balance sheet arrangements or other contractually narrow or limited purposes.

Other Matters

As of December 31, 2018 and 2017, we had unrecognized tax benefits of $4.6 million and $0.1 million, respectively. Of this amount, approximately $3.9 million and $0 of the Company’s unrecognized tax benefits at December 31, 2018 and 2017, respectively, have been recorded as a reduction to the related deferred tax asset for the net operating loss in accordance with the FASB issued authoritative guidance relating to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists for all periods. The remaining $0.7 million and $0.1 million of the Company’s unrecognized tax benefits as of December 31, 2018 and 2017, respectively, are fully indemnified pursuant to purchase agreements for business combinations. In addition, the amount of accumulated penalties and interest related to the unrecognized tax benefit was $0.3 million and $0.2 million, respectively, as of December 31, 2018 and 2017. As of December 31, 2018 and 2017, we have recorded, in the aggregate, an accrued liability of $1.0 million and $0.3 million, respectively, and a corresponding indemnification receivable of $1.0 million and $0.3 million, respectively, related to the unrecognized tax benefits and contractual indemnifications. As a result of the indemnifications, the Company does not anticipate any material effect to our operating results, liquidity or financial condition.

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

Interest Rate Risk

We had cash and cash equivalents totaling $56.6 million as of December 31, 2018.  This amount was invested primarily in demand deposits with domestic and international banks and money market accounts. The cash and cash equivalents are held for investment and working capital purposes. Our cash deposits are maintained for capital preservation purposes. We do not enter into investments for trading or speculative purposes. As of December 31, 2018, we had variable rate loans outstanding of $205.5 million that adjust with interest rate movements in LIBOR except when interest rate floors apply. Accordingly, we are subject to interest rate risk to the extent that LIBOR changes. A hypothetical 100 bps increase in our interest rates in effect at December 31, 2018 would have a $2.0 million increase to our interest expense on an annualized basis. A hypothetical 100 bps decrease in our interest rates in effect at December 31, 2018 would have a $2.0 million decrease to our interest expense on an annualized basis. We believe our mixture of fixed rate and variable rate loans helps reduce our overall exposure to interest rate risk.

Foreign Exchange Risk

The U.S. dollar is our functional currency and, for the year ended December 31, 2018, approximately 4% of our consolidated revenues were denominated or paid in a foreign currency. We utilize these payments, in large part, to help minimize our exposure to foreign exchange risk related to payment obligations we may incur in a local currency related to labor, construction, consumables or materials costs, or if our procurement orders are denominated in a currency other than U.S. dollars. If any of these local currencies change in value versus the U.S. dollar, our cost in U.S. dollars would change which could adversely affect our results of operations. We do not currently hedge our foreign currency exchange risk. However, we believe that our strategy to carefully manage the exposure to foreign currencies as well as ensure that a majority of our revenues are denominated in the U.S. dollar, helps reduce our overall exposure to foreign exchange risk.

Item 8. Financial Statements and Supplementary Data.

AQUAVENTURE HOLDINGS LIMITED

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
AquaVenture Holdings Limited:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AquaVenture Holdings Limited and subsidiaries (formally known as AquaVenture Holdings, LLC) (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue from contracts with customers for each of the years in the three year period ended December 31, 2018 due to the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606).

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

We have served as the Company’s auditor since 2007. Tampa, Florida March 11, 2019

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	December 31,	December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$56,618	$118,090
Trade receivables, net of allowances of $1,034 and $1,045, respectively	21,437	19,593
Inventory	15,496	8,228
Current portion of long-term receivables	6,538	6,878
Prepaid expenses and other current assets	8,272	3,874
Total current assets	108,361	156,663
Property, plant and equipment, net	150,064	112,771
Construction in progress	15,427	10,437
Restricted cash	4,153	4,269
Long-term receivables	40,574	43,796
Other assets	6,251	4,307
Deferred tax asset	4,191	38
Intangible assets, net	205,443	122,169
Goodwill	190,999	99,495
Total assets	$725,463	$553,945
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$8,235	$3,508
Accrued liabilities	25,116	12,837
Current portion of long-term debt	6,494	6,483
Deferred revenue	3,890	2,454
Total current liabilities	43,735	25,282
Long-term debt	313,215	167,772
Deferred tax liability	18,465	5,266
Other long-term liabilities	13,450	11,429
Total liabilities	388,865	209,749
Commitments and contingencies (see Note 14)
Shareholders' Equity
Ordinary shares, no par value, 250,000 shares authorized; 26,780 and 26,482 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	582,127	568,593
Accumulated other comprehensive income	(421)	(17)
Accumulated deficit	(245,108)	(224,380)
Total shareholders' equity	336,598	344,196
Total liabilities and shareholders' equity	$725,463	$553,945

See accompanying notes to the consolidated financial statements.

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Bulk water	$57,262	$53,436	$50,893
Rental	64,216	52,997	48,699
Product sales	20,105	9,796	10,267
Financing	4,025	4,534	1,713
Total revenues	145,608	120,763	111,572
Cost of revenues:
Bulk water	26,516	27,145	25,525
Rental	28,025	23,484	21,437
Product sales	13,565	5,779	5,869
Total cost of revenues	68,106	56,408	52,831
Gross profit	77,502	64,355	58,741
Selling, general and administrative expenses	83,645	72,421	70,876
Loss from operations	(6,143)	(8,066)	(12,135)
Other expense:
Gain on bargain purchase, net of deferred taxes	—	—	1,429
Interest expense, net	(15,046)	(11,537)	(11,147)
Other income (expense), net	(850)	(1,850)	1,299
Loss before income tax expense	(22,039)	(21,453)	(20,554)
Income tax expense (benefit)	(1,311)	3,441	365
Net loss	(20,728)	(24,894)	(20,919)
Other comprehensive income:
Foreign currency translation adjustment	(404)	(17)	—
Comprehensive loss	$(21,132)	$(24,911)	$(20,919)

Loss per share – basic and diluted (1)	$(0.78)	$(0.94)	(0.28)

Weighted-average shares outstanding – basic and diluted	26,583	26,426	25,784

(1)

Represents loss per share and weighted-average shares outstanding for the period following the Corporate Reorganization and IPO. There were no ordinary shares outstanding prior to October 6, 2016 and, therefore, no loss per share information has been presented for any period prior to that date. (see Note 12).

See accompanying notes to the consolidated financial statements.

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(IN THOUSANDS)

	Members' Equity		Ordinary Shares
					Additional	Accumulated Other	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Income	Deficit	Total
Balance, December 31, 2015	111,638	$428,874	—	$—	$6,449	$—	$(170,163)	$265,160
Cumulative effect of accounting standard adoption	—	—	—	—	—	—	(8,404)	(8,404)
Share-based compensation prior to Corporate Reorganization	—	—	—	—	1,470	—	—	1,470
Issuance for share-based compensation, net of forfeitures	(7)	—	—	—	—	—	—	—
Exercise of options	2	2	—	—	—	—	—	2
Net loss prior to Corporate Reorganization	—	—	—	—	—	—	(13,605)	(13,605)
Effect of the Corporate Reorganization	(111,633)	(428,876)	18,913	—	428,876	—	—	—
Issuance of Ordinary shares, net of offering costs	—	—	7,475	—	118,801	—	—	118,801
Share-based compensation, subsequent to Corporate Reorganization	—	—	—	—	2,545	—	—	2,545
Net loss, subsequent to Corporate Reorganization	—	—	—	—	—	—	(7,314)	(7,314)
Balance, December 31, 2016	—	—	26,388	—	558,141	—	(199,486)	358,655
Employee stock purchase plan	—	—	16	—	204	—	—	204
Issuance for share-based compensation, net of forfeitures	—	—	70	—	(455)	—	—	(455)
Exercise of options	—	—	8	—	73	—	—	73
Share-based compensation	—	—	—	—	12,120	—	—	12,120
Tax effect for intercompany debt to equity conversion	—	—	—	—	(1,490)	—	—	(1,490)
Net loss	—	—	—	—	—	—	(24,894)	(24,894)
Foreign currency translation adjustment	—	—	—	—	—	(17)	—	(17)
Balance, December 31, 2017	—	—	26,482	—	568,593	(17)	(224,380)	344,196
Employee stock purchase plan	—	—	22	—	285	—	—	285
Issuance for share-based compensation, net of forfeitures	—	—	124	—	(422)	—	—	(422)
Exercise of options	—	—	30	—	442	—	—	442
Share-based compensation	—	—	—	—	11,188	—	—	11,188
Issuance of Ordinary shares	—	—	122	—	2,041	—	—	2,041
Net loss	—	—	—	—	—	—	(20,728)	(20,728)
Foreign currency translation adjustment	—	—	—	—	—	(404)	—	(404)
Balance, December 31, 2018	—	$—	26,780	$—	$582,127	$(421)	$(245,108)	$336,598

See accompanying notes to the consolidated financial statements.

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(20,728)	$(24,894)	$(20,919)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	34,533	29,648	27,548
Share-based compensation expense	11,188	12,120	4,015
Provision for bad debts	1,035	605	1,044
Deferred income tax provision	(3,287)	1,488	165
Inventory adjustment	308	89	(23)
Loss (gain) on extinguishment of debt	—	1,389	(1,610)
Gain on bargain purchase, net of deferred taxes	—	—	(1,429)
Loss on disposal of assets	1,563	1,468	1,246
Amortization of debt financing fees	963	878	816
Accretion of debt	—	60	333
Other	23	49	(53)
Change in operating assets and liabilities:
Trade receivables	2	(4,301)	(681)
Inventory	(2,162)	(1,219)	(450)
Prepaid expenses and other current assets	(1,135)	(710)	270
Long-term receivable	5,661	6,309	1,614
Other assets	(4,124)	(3,462)	(2,283)
Current liabilities	2,579	(1,011)	1,130
Long-term liabilities	463	460	778
Net cash provided by operating activities	26,882	18,966	11,511
Cash flows from investing activities:
Capital expenditures	(19,626)	(14,445)	(17,256)
Proceeds from sale of fixed assets	680	—	—
Net cash paid for acquisition of assets or business	(198,473)	(9,921)	(45,875)
Proceeds from disposal of business	2,879	—	—
Other	—	22	3
Net cash used in investing activities	(214,540)	(24,344)	(63,128)
Cash flows from financing activities:
Proceeds from long-term debt	150,000	150,000	23,675
Payments of long-term debt	(6,528)	(118,205)	(17,517)
Payment of debt financing fees	(70)	(3,677)	(340)
Payments related to debt extinguishment	—	(433)	—
Payments of secured borrowings	(17,500)	—	—
Payments of acquisition contingent consideration	(112)	—	(864)
Proceeds from exercise of stock options	442	73	2
Shares withheld to cover minimum tax withholdings on equity awards	(422)	(455)	—
Proceeds from the issuance of Employee Stock Purchase Plan shares	285	204	—
Issuance costs from issuance of ordinary shares in IPO	—	(1,169)	123,030
Net cash provided by financing activities	126,095	26,338	127,986
Effect of exchange rates on cash, cash equivalents and restricted cash	(25)	4	—
Change in cash, cash equivalents and restricted cash	(61,588)	20,964	76,369
Cash, cash equivalents and restricted cash at beginning of period	122,359	101,395	25,026
Cash, cash equivalents and restricted cash at end of period	$60,771	$122,359	$101,395

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

Seven Seas Water offers WAAS solutions by providing outsourced desalination, wastewater treatment and water reuse solutions to governmental, municipal (including utility districts), industrial, property developer and hospitality customers.

The desalination solutions utilize reverse osmosis and other purification technologies to produce potable and high purity industrial process water in high volumes for customers operating in regions with limited access to potable water. Through this outsourced desalination service model, Seven Seas Water assumes responsibility for designing, financing, constructing, operating and maintaining the water treatment facilities. In exchange, Seven Seas Water enters into long‑term agreements to sell to customers agreed‑upon quantities of water that meet specified water quality standards. Seven Seas Water currently operates primarily throughout the Caribbean region and South America and is pursuing new opportunities in North America, the Caribbean, South America, Africa, the Middle East and other select markets.

For its wastewater treatment and water reuse solutions, Seven Seas Water designs, fabricates and installs plants which can be sold or leased to customers for a contractual term.  The wastewater treatment and water reuse solutions offered include scalable modular treatment plants, field-erected plants and temporary bypass plants. In situations where Seven Seas Water leases plants to customers, it typically enters into contracts with a term of 3 to 5 years, except in situations where it provides more short-term bypass solutions.

Seven Seas Water is supported by operations centers in Tampa, Florida and Houston, Texas, which provide business development, engineering, field service support, procurement and administrative functions.

Quench offers WAAS solutions by providing bottleless filtered water coolers and related services through direct and indirect sales channels. Through its direct sales channel, Quench primarily rents and services point-of-use (“POU”) units to institutional and commercial customers in the United States and Canada. Quench’s typical initial rental contract is two to three years in duration and contains an automatic renewal provision. Quench’s indirect sales channel provides POU systems, filters, parts and services to networks of approximately 250 dealers and retailers predominantly in North America. Quench is supported by an operations center in King of Prussia, Pennsylvania, which provides marketing and business development, field service and supply chain support, customer care and administrative functions.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include accounting for goodwill and identifiable intangible assets and any related impairment; property, plant and equipment and any related impairment; contract costs and any related impairment; share‑based compensation; allowance for doubtful accounts; obligations for asset retirement; acquisition contingent consideration; and deferred income taxes. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.

Cash and Cash Equivalents

The Company classifies all highly liquid investments with an original initial maturity of three months or less as cash equivalents. Cash and cash equivalents consist of cash on hand with domestic and foreign banks and, at times, may exceed insurance limits of the Federal Deposit Insurance Corporation, or similar insurance in foreign jurisdictions. Cash and cash equivalents can also include certain money market accounts and U.S. Treasury bills. All cash and cash equivalents are stated at cost, which approximates fair value due to the short duration of their maturities.

Restricted Cash

As of December 31, 2018 and 2017, the Company had an aggregate of $4.2 million and $4.3 million, respectively, deposited in restricted bank accounts or deemed restricted for one the Company’s borrowings both of which were classified as long‑term in the consolidated balance sheets.

The Company is required to maintain deposits in local restricted bank accounts as a debt service reserve fund and a maintenance reserve fund for a credit facility between a bank and Seven Seas Water (BVI) Limited, an indirect wholly-owned subsidiary of the Company (collectively, the “BVI Loan Agreement”). The required balance of the restricted cash will fluctuate over the term of the agreements based on required debt service payments and is based a percentage of loan proceeds as determined by the bank for the BVI Loan Agreement.

As of December 31, 2018 and 2017, $3.7 million and $3.8 million, respectively, was deposited into restricted bank accounts as debt service and maintenance reserve funds in accordance with the terms of the Company’s credit agreements and are classified as a noncurrent asset in the consolidated balance sheets.

As of December 31, 2018 and 2017, $0.5 million and $0, respectively, was deemed restricted as a minimum balance requirement in accordance with the terms of one of the Company’s credit agreements and classified as a noncurrent asset in the consolidated balance sheets.

Under the terms of a vendor agreement assumed in the acquisition of the BVI operations, the Company was required to retain $930 thousand as a performance security in a restricted bank account until certain contractual provisions are met. The vendor agreement was amended in August 2016 to change certain of the contractual provisions and amend which indirect wholly-owned subsidiary retained the restricted cash. These contractual provisions were met during 2018 and the cash was released. As of December 31, 2018 and 2017, the restricted cash related to vendor agreements was approximately $0 and $501 thousand, respectively.

Trade Receivables, net

Trade receivables are recorded at invoiced amounts, based principally on meter readings; minimum take‑or‑pay amounts as provided in contractual arrangements; rental agreements; upon the completion of service work performed; or delivery of goods. Trade receivables do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable balance. The Company determines the allowance for doubtful accounts based on historical write‑off experience, delinquency trends, and a specific analysis of significant receivable balances that are past due. Account balances are charged off against the allowance for doubtful accounts after all reasonable collection efforts have been exhausted. As of December 31, 2018 and 2017, the allowance for doubtful accounts was $1.0 million and $1.0 million, respectively.

The provision for bad debt expenses for the years ended December 31, 2018, 2017 and 2016 was $1.0 million, $0.6 million and $1.0 million, respectively, and is included in selling, general and administrative expenses (“SG&A”) in the consolidated statements of operations and comprehensive income. Deductions, including write‑offs of uncollectible accounts receivable,  to the allowance for doubtful accounts for the years ended December 31, 2018, 2017 and 2016 were $1.0 million, $0.7 million and $0.5 million, respectively.

Inventory

Inventory is categorized as finished goods, raw materials, work in process and parts, supplies and miscellaneous equipment. Finished goods represent POU water coolers and purification systems which are sold directly to customers, dealers, and retailers. Finished goods also represent POU systems which are held for future rental as well as coffees, teas and other break room supplies which are used in conjunction with the Company’s coffee brewers. Raw materials relate to the underlying materials used to manufacture certain POU units. Work in process relates to POU units and wastewater treatment and water reuse solution projects that are being constructed by the Company and have not yet been completed. Spare parts, supplies and miscellaneous equipment includes plant and filtration and related equipment, filters and parts, and other ancillary products and supplies and relate to the plant and rental assets recorded within property, plant and equipment.

All inventory is valued at the lower of cost or net realizable value on a first‑in, first‑out basis and is periodically reviewed for excess and damage. The Company’s inventory, by category, as of December 31, 2018 and 2017, were as follows (in thousands):

	December 31,
	2018	2017
Finished goods	$7,367	$2,890
Spare parts, supplies and miscellaneous equipment	7,472	5,338
Raw materials	357	—
Work in process	300	—
Total	$15,496	$8,228

Revenue Recognition

Through the Seven Seas Water and Quench operating platforms, the Company generates revenues from the following primary sources: (i) bulk water sales and service; (ii) service concession revenue; (iii) rental of equipment; and (iv) product sales. The revenue recognition policy for each of the primary sources of revenue are as follows:

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

The transaction price allocated to the construction of infrastructure performance obligation is recognized as product sales within the consolidated statements of operations and comprehensive income. Product sales are recognized over time, using the input method based on cost incurred, which typically begins at commencement of the construction with revenue being fully recognized upon the completion of the infrastructure as control of the infrastructure is, or is deemed to be, transferred to the customer. In addition, service concession contracts typically include a difference in timing of when control is, or is deemed to be, transferred and the collection of cash receipts, which are collected over the term of the entire arrangement. The timing difference could result in a significant financing component for the construction performance obligations if determined to be a material component of the transaction price. If a significant financing component is identified, the future cash flows included in the transaction price allocated to the construction performance obligations are discounted using a discount rate comparable to a market-based borrowing rate specific to both the customer and terms of the contract. The resulting present value of the allocated future cash flows is recorded as construction revenue with a related long-term receivable as control of the infrastructure is, or is deemed to be, transferred to the customer while the discount amount is considered to be the significant financing component. Future cash flows received from the customer related to the construction performance obligations are bifurcated between principal repayment of the long-term receivable and the related imputed interest income related to the customer financing. The interest income is recorded as financing revenue within the consolidated statements of operations and comprehensive income as providing financing to our customers is a core component of our business model.

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

Rental of Equipment.  Through the Seven Seas Water and Quench operating platform, the Company generates revenues through the rental of its wastewater treatment and water reuse equipment and filtered water and related systems to customers. The rental agreements, which include related executory costs, are accounted for as operating leases and are considered a single unit of account. Billings to the customer for the rental of this equipment, which generally occur either monthly or quarterly, are based on the rental rate as stated within the rental agreement. The transaction price is based on the minimum lease payment as stated within the rental agreement. Revenues are recognized ratably over the rental agreement term and amounts paid by customers in excess of recognizable revenue are recorded as a contract liability, or deferred revenue, in the consolidated balance sheets. Upon the expiration of the initial rental agreement term, the Company may enter into rental agreement extensions in which revenues are recognized ratably over the extension term. Revenues generated under these contracts are recorded as rental revenue within the consolidated statements of operations and comprehensive income.

Product Sales Through both the Seven Seas Water and Quench operating platforms, the Company enters into contracts to sell customers water and related filtration equipment, coffee and consumables, and to construct desalination and wastewater treatment and water reuse equipment and facilities, which may include contracts accounted for as sales-type leases.

Contracts with customers to sell water and related filtration equipment and coffee and consumables typically include a single performance obligation. The Company recognizes revenues at the time the equipment, coffee or consumables is transferred to the customer, which can be upon either shipment or delivery to the customer. The transaction price is based on the contractual price with the customer. Shipping and handling costs paid by the customer are included in revenues. Billings to the customer for the sale of water and related filtration equipment, coffee and consumables occur at the time the product is transferred to the customer and are based on contract price.

Contracts with customers to construct desalination and wastewater treatment and water reuse equipment and facilities typically include a single performance obligation. Construction and equipment revenues are recognized over time, using the input method based on cost incurred, which typically begins at the later of commencement of the construction or at the time the infrastructure is or is deemed to be transferred to the customer with revenue being fully recognized upon the completion of the infrastructure. Billings to the customer to construct desalination and wastewater treatment and water reuse equipment and facilities can occur at contractually designated stages throughout the construction period, at the time the equipment or facility is deemed transferred to the customer, or, in the case of sales-type leases, as stated within the rental agreement. The transaction price is based on the contractual price with the customer. For contracts deemed to be a sales-type lease, the transaction price is based on the minimum lease payment as stated within the rental agreement, discounted at the implicit rate of the contract.

Revenues generated under these contracts are recorded as product sales revenue within the consolidated statements of operations and comprehensive income.

Future cash flows received from sales-type leases are bifurcated between principal repayment of the long-term receivable and the related imputed interest income related to the customer financing. The interest income is recorded as financing revenue within the consolidated statements of operations and comprehensive income.

Contract Costs

Contract costs includes contract acquisition costs, deferred lease costs and contract fulfillment costs which are all recorded within other assets in the consolidated balance sheets.

Contract acquisition costs consist of incremental costs incurred by the Company to originate contracts with customers. Contract acquisition costs, which generally include commissions and other costs that are only incurred as a result of obtaining a contract, are capitalized when the incremental costs are expected to be recovered over the contract period. All other costs incurred regardless of obtaining a contract are expensed as incurred. Contract acquisition costs are amortized over the period the costs are expected to contribute directly or indirectly to future cash flows, which is generally over the contract term, on a basis consistent with the transfer of goods or services to the customer to which the costs relate. There were no contract acquisition costs as of December 31, 2018 or December 31, 2017.

Deferred lease costs consist of initial direct costs incurred by the Company to originate leases. The costs capitalized are directly related to the negotiation and execution of leases and primarily consist of internal compensation and benefits as lease origination activities are performed internally by the Company. Deferred lease costs are amortized on a straight‑line basis over the lease term. Deferred lease costs, net as of December 31, 2018 and December 31, 2017 were $3.7 million and $3.2 million, respectively, and are recorded in other assets in the consolidated balance sheets.

Contract fulfillment costs consist of costs incurred by the Company to fulfill a contract with a customer and are capitalized when the costs generate or enhance resources that will be used in satisfying future performance obligations of the contract and the costs are expected to be recovered. Contract fulfillment costs capitalized generally include contracted services, direct labor, materials, and allocable overhead directly related to resources required to fulfill the contract. Contract fulfillment costs are amortized over the period the costs are expected to contribute directly or indirectly to future cash flows, which is generally over the contract term, on a basis consistent with the transfer of good or services to the customer to which the costs relate. Contract fulfillment costs, net as of December 31, 2018 and December 31, 2017 were $1.5 million and $0.8 million, respectively, and are recorded in other assets in the consolidated balance sheets.

Total contract costs amortization for the years ended December 31, 2018, 2017 and 2016 was $2.7 million, $2.2 million and $1.2 million, respectively.

Contract costs are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company had no impairment charges related to contract costs during the year ended December 31, 2018.

Sales Taxes Assessed by Governmental Agencies

The Company collects sales tax for various taxing authorities and records these amounts on a net basis; thus, sales tax amounts are not included in revenues.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation or amortization. Depreciation and amortization is calculated using a straight‑line method with an allowance for estimated residual values. Depreciation and amortization rates are determined based on the estimated useful lives of the assets as follows:

Buildings	5 to 20 years
Building improvements	Shorter of 7 years or remaining useful life
Plants and related equipment	4 to 25 years
Rental equipment	7 to 10 years
Office furniture, fixtures, and equipment	3 to 7 years
Vehicles	3 to 5 years
Leasehold improvements	Shorter of 15 years or remaining lease term

Depreciation expense related to the plant operations and rental property is included in cost of revenues in the consolidated statements of operations and comprehensive income. Expenditures for repairs and maintenance are expensed as incurred whereas major betterments are capitalized.

Construction in Progress

Construction in progress is composed of the cost of the contracted services, direct labor, materials, and allocable overhead related to plant construction projects and are capitalized when the construction of the asset has been deemed probable. Costs incurred prior to the construction of the asset being deemed probable are expensed as incurred. Assets under construction are recorded as additions to property, plant, and equipment upon completion of the projects. Depreciation commences in the month the asset is placed in service.

Capitalized Interest

The Company capitalizes interest incurred during the period of plant construction. Construction period interest is recorded within construction in progress during the construction period and as a cost of the underlying property, plant and equipment once the asset is placed into service.

Long-term Receivable

The Company has long-term receivables relating to service concession arrangements, sales-type leases and certain notes receivable acquired in business combinations.

Payments of principal and interest on the Company’s long-term receivables are due as required by the underlying contracts. Interest on these long-term receivables range from 7.0% to 9.0%. The Company monitors collections and evaluates the collectability of the long-term receivables, based primarily on the financial condition of the customer (and in certain cases the customer’s guarantor), to determine whether an allowance for doubtful accounts should be recorded or if the long-term receivables should be written off, in whole or in part. As of both December 31, 2018 and 2017, there were no allowances on any of the Company’s long-term receivables.

Interest income is recorded as financing revenue within the consolidated statements of operations and comprehensive income.

Principal payments due within one year or less are recorded within current portion of long-term receivables in the consolidated balance sheet. All other principal payments are recorded within long-term receivables, non-current in the consolidated balance sheet.

As of December 31, 2018, the remaining undiscounted balance to be collected including principal and interest on all of our long-term receivables was $59.3 million.

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

Under the quantitative analysis, the recoverability of goodwill is measured for each of our reporting units by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit. The Company determines the fair value of its reporting units based on a weighting of the present value of projected future cash flows (the “Income Approach”) and a comparative market approach under both the guideline company method and guideline transaction method (collectively, the “Market Approach”). Fair value using the Income Approach is based on the Company’s estimated future cash flows on a discounted basis. The Market Approach compares each of the Company’s reporting units to other comparable companies based on valuation multiples derived from operational and transactional data to arrive at a fair value. Factors requiring significant judgment include, among others, the determination of comparable companies, assumptions related to forecasted operating results, discount rates, long‑term growth rates, and market multiples. Changes in economic or operating conditions, or changes in the Company’s business strategies, that occur after the annual impairment analysis and which impact these assumptions, may result in a future goodwill impairment charges, which could be material to the Company’s consolidated financial statements.

In determining its reporting units, the Company reviews its operating segments to determine the number of components within each segment. If an operating segment contains only a single component, the operating segment is deemed a reporting unit. If an operating segment contains more than one component, the Company aggregates into a single reporting unit those components determined to have similar economic characteristics. Components determined to have dissimilar economic characteristics are considered a separate reporting unit. As of both December 31, 2018 and 2017, the Quench segment was determined to be composed of a single reporting unit. The Seven Seas Water segment was determined to be composed of two reporting units as of December 31, 2018 and a single reporting unit as of December 31, 2017.

Other intangible assets consist of certain trade names, customer relationships, contract intangibles, backlog and non‑compete agreements. Contract intangibles includes the fair value of future cash flows from contracts with customers in excess of the fair value for the remaining performance obligations under such contracts. Trade names and non‑compete agreements which have a finite life are amortized over their estimated useful lives on a straight‑line basis. Customer relationships and contract intangibles which have a finite life are amortized on an accelerated basis based on the projected economic value of the asset over its useful life. Intangible assets with a finite life are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite‑lived intangible assets, which consist of certain trade names, are not amortized but are tested for impairment at least annually or more frequently if events or circumstances indicate the asset may be impaired.

Long‑Lived Assets

Long‑lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recognition and measurement of a potential impairment is performed on assets grouped with other assets and liabilities at the lowest level where identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to future undiscounted net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third‑party independent appraisals, as considered necessary. During 2018 and 2017, there were no indicators of potential impairments identified.

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

Acquisition Contingent Consideration

Acquisition contingent consideration represents the net present value of the additional purchase price that is contingent upon either the future performance of an acquired business or future collections of acquired receivables. The acquisition date fair value of acquisition contingent consideration is recognized, as deemed appropriate, as an asset, liability or equity. Acquisition contingent consideration is re‑measured to fair value at the end of each reporting period with the change in fair value recorded as a gain or loss in SG&A in the consolidated statements of operations. As of December 31, 2018, the Company has classified acquisition contingent consideration as a liability on the consolidated balance sheets. As of December 31, 2017, there were no acquisition contingent obligations.

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

Prior to the Corporate Reorganization, AquaVenture Holdings LLC was our parent company and was not subject to United States federal or state income taxes and items of taxable income and expense were allocated to its members in accordance with the provisions of AquaVenture Holdings LLC’s limited liability operating agreement (“LLC Agreement”). Under the terms of the LLC Agreement, the Company was required to distribute to each member a cash distribution equal to the federal taxable income allocated to such member times the highest statutory combined federal and state income tax rate for the jurisdiction in which any member is domiciled.

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

Foreign Currency

For its foreign operations where the functional currency is the U.S. dollar, the Company records foreign currency transaction gains and losses in instances when the Company purchases inventory, equipment, and services from businesses in countries where the currency used is not the U.S. dollar. During the years ended December 31, 2018, 2017 and 2016, the Company incurred a foreign currency transaction gain (loss) of $(155) thousand, $190 thousand and $(62) thousand, respectively, which was recorded in other income (expense) in the consolidated statements of operations and comprehensive income.

For its operations where the functional currency is the local currency, the Company records foreign currency translation adjustments which are recorded in other comprehensive income in the consolidated statements of operations and comprehensive income. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates for the period. Foreign currency translation loss recorded in other comprehensive income for the years ended December 31, 2018 and 2017 was $404 thousand and $17 thousand, respectively. The Company had no foreign operations where the functional currency was the local currency during the year ended December 31, 2016.

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

The Company adopted the guidance regarding both revenue from contracts with customers and the determination of the customer in a service concession contract (together referred to as the “Adopted Revenue Guidance”) on a full retrospective basis on January 1, 2018 by applying the guidance to all contracts that were not completed as of January 1, 2016. Results for periods beginning after January 1, 2016 were adjusted to conform to the Adopted Revenue Guidance while periods prior to January 1, 2016 continue to be reported under the accounting standards in effect for the prior periods. Several of the Company’s contracts were impacted primarily due to the identification of multiple performance obligations within a single contract. However, the Adopted Revenue Guidance has had no cash impact and, therefore, does not affect the economics of our underlying customer contracts. As a result of the adoption, the Company recorded a cumulative net increase of $8.4 million to accumulated deficit as of January 1, 2016.

For periods prior to January 1, 2018, the Company restated both the consolidated financial statements and the materially impacted notes to the consolidated financial statements to reflect the adoption of the Adopted Revenue Guidance. The impacts to the previously reported results are as follows (in thousands, except per share amounts):

	December 31, 2017
Consolidated balance sheets	As Reported	As Adjusted
Current portion of long-term receivables	$—	$6,878
Prepaid expenses and other current assets	8,789	3,874
Long-term contract costs	80,865	—
Deferred tax asset	—	38
Long-term receivables	—	43,796
Other assets	39,815	4,307
Intangible assets, net	52,298	122,169
Deferred tax liability	5,700	5,266
Other long-term liabilities	3,749	11,429
Accumulated deficit	(216,429)	(224,380)
Shareholders' equity	352,147	344,196

	Year Ended December 31, 2017
Consolidated statements of operations and comprehensive income	As Reported	As Adjusted
Revenues	$121,151	$120,763
Cost of revenues	63,880	56,408
Gross profit	57,271	64,355
Selling, general and administrative expenses	69,648	72,421
Loss from operations	(12,377)	(8,066)
Other expense:
Interest expense, net	(7,945)	(11,537)
Other expense, net	(1,850)	(1,850)
Loss before income tax expense	(22,172)	(21,453)
Income tax expense	3,622	3,441
Net loss	$(25,794)	$(24,894)

Loss per share - basic and diluted	$(0.98)	$(0.94)

	Year Ended December 31, 2016
Consolidated statements of operations and comprehensive income	As Reported	As Adjusted
Revenues	$114,100	$111,572
Cost of revenues	58,136	52,831
Gross profit	55,964	58,741
Selling, general and administrative expenses	68,159	70,876
Loss from operations	(12,195)	(12,135)
Other expense:
Gain on bargain purchase, net of deferred taxes	1,429	1,429
Interest expense, net	(10,550)	(11,147)
Other expense, net	1,299	1,299
Loss before income tax expense	(20,017)	(20,554)
Income tax expense	455	365
Net loss	$(20,472)	$(20,919)

Loss per share - basic and diluted (1)	$(0.28)	$(0.28)

(1)

Represents loss per share for the period following the Corporate Reorganization and IPO. There were no ordinary shares outstanding prior to October 6, 2016 and, therefore, no loss per share information has been presented for any period prior to that date.

In addition, the impacts to the consolidated statements of cash flows for the year ended December 31, 2017 included a reduction to net cash provided by operating activities of $1.5 million and an increase to net cash used in investing activities of $1.5 million. The impacts to the consolidated statements of cash flows for the year ended December 31, 2016 included a reduction to net cash provided by operating activities of $2.8 million and an increase to net cash used in investing activities of $2.8 million.

Reclassification

The Company has historically classified the receipt of principal on long-term receivables as a cash inflow from investing activities in the consolidated statements of cash flows. During the first quarter of 2018, the Company reclassified the receipt of principal on long-term receivables as a cash inflow from operating activities in the consolidated statements of cash flows. The Company believes the change in classification is preferable as the presentation of the collection of principal on long-term receivables as a cash inflow from operating activities more clearly reflects cash received from the Company’s core operating activities as long-term receivables. In addition, the reclassification is expected to improve transparency of cash flows generated from existing operations. This reclassification, which has been applied retrospectively to all periods prior to January 1, 2018, did not result in a change to the consolidated balance sheets, or the consolidated statements of operations and comprehensive income, or any component therein, including loss from operations, comprehensive income, current assets, total assets or shareholders’ equity. In the consolidated statements of cash flows for the years ended December 31, 2017 and 2016, the Company reclassified $4.5 million and $0.7 million, respectively, of principal collected on long-term receivables from cash flows from investing activities to cash flows from operating activities. Inclusive of both the impacts of the Adopted Revenue Guidance noted previously and the reclassification of the principal collected on long-term receivables, (i) net cash provided from operating activities for the year ended December 31, 2017 was adjusted to $19.0 million from $15.9 million, (ii) net cash used in investing activities for the year ended December 31, 2017 was adjusted to $(24.3) million from $(21.3) million, (iii) net cash provided from operating activities for the year ended December 31, 2016 was adjusted to $11.5 million from $13.5 million, and (iv) net cash used in investing activities for the year ended December 31, 2016 was adjusted to $(63.1) million from $(65.2) million. Cash equivalents and restricted cash at December 31, 2017 and 2016 remained unchanged.

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

In February 2016, the FASB issued authoritative guidance regarding leases that requires lessees to recognize a lease liability and right‑of‑use asset for operating leases, with the exception of short‑term leases. In addition, lessor accounting was modified to align, where necessary, with lessee accounting modifications and the authoritative guidance regarding revenue from contracts with customers. Throughout 2018, the FASB has issued additional authoritative guidance which, among other things, provided an option to apply transition provisions under the standard at adoption date rather than the earliest comparative period presented as well as added a practical expedient that would permit lessors to not separate non-lease components from the associated lease components if certain conditions are met. These amendments is effective, in conjunction with the new lease standard, for annual reporting periods beginning on or after December 15, 2018, including interim periods within those annual periods, and early adoption is permitted.

The Company adopted this guidance on a modified retrospective basis on January 1, 2019 with the cumulative effect of transition as of the effective date of adoption.

The Company has elected the package of practical expedients provided for within the authoritative guidance which exempts the Company from having to reassess: (i) whether expired or existing contracts contain leases, (ii) the lease classification for expired or existing leases, and (iii) initial direct costs for existing leases. In addition, the Company has elected the practical expedient that permits lessors to not separate non-lease components from the associated lease components if certain conditions are met. Lastly, the Company has utilized the short-term exemption for lessees and establish an accounting policy to not recognize a right-of-use asset or lease liability for any lease with a term of less than 12 months. The Company did not elect to utilize any of the other practical expedients.

The impacts of the new lease standard are as follows:

Lessee accounting - The adoption will have a material impact on the consolidated balance sheet, including an increase to both assets and liabilities, as a result of the recognition of a right-of-use asset and corresponding lease liability for operating leases. As the Company will make a policy election for the short-term lease exemption, a right-of-use asset and corresponding lease liability will only be recorded for leases with expected terms of more than 12 months. The adoption will not have a material impact on the consolidated statements of operations and comprehensive income for situations which the Company is a lessee.

Lessor accounting - As the Company has elected the transitional practical expedients for leases, there will not be any material impacts to the consolidated financial statements for leases in situations which the Company is a lessor and the lease commenced prior to January 1, 2019. To conform with the guidance, the Company has updated its policies for costs incurred for the acquisition and fulfillment of the lease contracts, including commissions and installation costs.

Adoption of the new lease standard did not impact our historically reported results. On January 1, 2019, the Company recorded $9.2 million of right-of-use assets and corresponding $9.4 million of lease liabilities in the consolidated balance sheets.

3. Business Combinations and Asset Acquisitions

Business Combinations

Pure Health Solutions, Inc.

On December 18, 2018, Quench USA, Inc., a wholly-owned subsidiary of AquaVenture Holdings Limited (“Quench”) acquired all of the issued and outstanding shares of Pure Health Solutions, Inc. (“PHSI”) pursuant to a stock purchase agreement (“PHSI Acquisition”). PHSI, which is based outside of Chicago, is a leading provider of filtered water coolers and related services through direct and indirect sales channels. The Company paid approximately $57.0 million, in the aggregate, which included approximately $39.5 million of cash related to the purchase price of PHSI, net of an estimated adjustment to reduce the purchase price of $1.2 million, and approximately $17.5 million of cash accounted for as a post-combination payoff of factored contract liabilities accounted for as a secured borrowing. The factored contract liabilities were adjusted to fair value as of the acquisition date based on the present value of the factored contract liabilities using a discount rate of approximately 7% and any penalties associated with the payoff, which was accounted for as a post combination transaction.

Related transaction costs incurred by the Company during the year ended December 31, 2018 were $1.8 million, which were expensed as incurred within SG&A expenses in the consolidated statements of operations and comprehensive income.

The Quench business completed the asset acquisition to expand its installed base of POU systems and to be able to participate more broadly in the global POU market through the PHSI distribution network. In addition, the acquisition enhances Quench’s ability to develop, source and manufacture exclusive coolers and purification offerings. Lastly, it offers us the opportunity to develop relationships with POU dealers that could lead to future acquisitions.

The following table summarizes the preliminary purchase price allocated to the fair value of assets acquired, including intangibles recorded in conjunction with the business combination, and liabilities assumed (in thousands):

Assets acquired:
Cash and cash equivalents	$260
Trade receivables	1,167
Inventory	2,606
Prepaid expenses and other current assets	447
Property, plant and equipment	6,410
Deferred tax asset	108
Identified intangible assets	31,550
Goodwill	20,374
Total assets acquired	62,922
Liabilities assumed:
Accounts payable and accrued liabilities	(22,652)
Deferred revenue	(329)
Other long-term liabilities	(450)
Total liabilities assumed	(23,431)
Total purchase price	$39,491

Intangibles identified and valued related to the transaction include customer relationships, trade names and non-compete agreements. The final valuation of the intangibles identified is dependent upon certain valuation and other studies that have not yet been finalized. Accordingly, the preliminary purchase price allocation is subject to further adjustment as additional information becomes available and as additional analyses and final valuations are completed.

There can be no assurances that these additional analyses and final valuations will not result in material changes to the estimates of fair value set forth above. The estimated fair value of the customer relationships was determined using the multi-period excess earnings method which is based on the present value of expected cash flows generated by the revenues under the contract with the customer. The estimated fair value of the trade names was determined using the relief from royalty method which is based on the present value of royalty fees derived from projected revenues. The estimated fair value of the non-compete agreements was determined using the comparative business valuation method which is based on the present value of potential revenue and cash flow loss.

The estimated weighted average useful life for customer relationships, trade names, and non-compete agreements is 20 years, 12 years, and 5 years, respectively.

Goodwill is composed of the acquired workforce and synergies not valued and is not deductible for tax purposes. Goodwill for this acquisition is recorded within the Quench reportable segment.

The results of the operations of the acquired PHSI assets are included in the Quench reportable segment after the date of acquisition. The resulting amount of revenues and net loss included in the consolidated statements of operations and comprehensive income since acquisition were $0.5 million and $1.1 million, respectively.

The Company identified certain liabilities, including tax that existed prior to December 18, 2018. The Company believes the liabilities are indemnified pursuant to the stock purchase agreement for the PHSI Acquisition. As a result, the Company recorded a liability in the amount of $0.8 million which was recorded in accrued liabilities and an indemnification receivable in the amount of $0.8 million, which was recorded in prepaids and other current assets in the consolidated balance sheet as of December 31, 2018.

Commencing on December 18, 2018, the Company initiated a restructuring of the PHSI organization which included the reduction of headcount for PHSI executive management and other employee positions determined to be duplicative with those at Quench. Certain of the positions were backfilled with additional positions at Quench depending on the needs of the business. The net effect of the restructuring will allow Quench to recognize synergies of reduced employee costs subsequent to the acquisition of PHSI. The restructuring was determined to be a post-combination transaction. As a result of the restructuring, the Company incurred a restructuring-related charge, related to severance, termination benefits and related taxes, of approximately $0.9 million during the fourth quarter of 2018 and expects to incur an additional charge of $0.2 million through the second quarter of 2019, of which both will be recorded in SG&A expenses in the consolidated statements of operations and comprehensive income. As of December 31, 2018, the Company had accrued approximately $0.8 million within accrued expenses on the consolidated balance sheets which is expected to be paid during 2019.

FB Global Development, Inc., d/b/a Bluline

On December 3, 2018, Quench acquired substantially all the assets and assumed certain liabilities of FB Global Development, Inc., d/b/a Bluline (“Bluline”) pursuant to an asset purchase agreement (“Bluline Acquisition”). Bluline, based in South Florida, is a provider of filtered water coolers and related services through direct and indirect sales channels. The aggregate purchase price, subject to working capital adjustments, of the Bluline Acquisition was $2.5 million in cash and $0.3 million payable which is expected to be paid in full by December 2019.

Related transaction costs incurred by the Company during the year ended December 31, 2018 were $9 thousand, which were expensed as incurred within SG&A expenses in the consolidated statements of operations and comprehensive income.

The Quench business completed the asset acquisition to expand its installed base of POU systems and to be able to participate more broadly in the global POU market through its indirect sales channel.

The following table summarizes the preliminary purchase price allocated to the fair value of assets acquired, including intangibles recorded in conjunction with the business combination, and liabilities assumed (in thousands):

Assets acquired:
Trade receivables	$90
Inventory	345
Property, plant and equipment	331
Identified intangibles	1,462
Goodwill	645
Total assets acquired	2,873
Liabilities assumed:
Deferred revenue	(10)
Total liabilities assumed	(10)
Total purchase price	$2,863

As of December 31, 2018, the purchase price allocated to the fair value of assets acquired, including intangibles recorded in conjunction with the business combination, and liabilities assumed remains preliminary. The preliminary purchase price allocation has been developed based on estimates of fair values using the historical financial statements of Bluline prior to the acquisition along with assumptions made by management. Although the Company does not expect the final allocation to vary significantly, there may be adjustments made to the preliminary purchase price allocation that could result in changes to the preliminary fair values allocated, assigned useful lives and associated amortization recorded. The assets and liabilities in the preliminary purchase price allocation are stated at fair value based on estimates of fair value using available information and making assumptions management believes are reasonable. Intangibles identified and valued related to the transaction include customer relationships and non-compete agreements.

The Company determined the weighted average useful life at the date of valuation for the customer relationships and non-compete agreements to be 20 years and 5 years, respectively.

Goodwill is composed of synergies not valued, is deductible for tax purposes and is recorded within the Quench reportable segment.

The results of the operations of the acquired Bluline assets are included in the Quench reportable segment after the date of acquisition. The resulting amount of revenues and net loss included in the consolidated statements of operations and comprehensive income since acquisition were $0.2 million and $0.1 million, respectively.

AUC Acquisition Holdings

On November 1, 2018, AquaVenture Holdings Inc., a wholly owned subsidiary of AquaVenture, acquired all of the issued and outstanding membership interests of AUC Acquisition Holdings (“AUC”), a provider of wastewater treatment and water reuse solutions based in Houston, Texas, pursuant to a membership interest purchase agreement. The aggregate purchase price, which is subject to final adjustments as provided in the purchase agreement, was $130.9 million, including $127.0 million cash (including estimated working capital adjustment), approximately 122 thousand ordinary shares of AquaVenture, or $2.0 million, and $1.9 million of acquisition contingent consideration. The acquisition contingent consideration is recorded at its estimated fair value with the ultimate payout based upon the future collection of assumed receivables. The undiscounted range of outcomes for the acquisition contingent consideration is $0 to $2.0 million.

Related transaction costs incurred by the Company during the year ended December 31, 2018 were $1.3 million, which were expensed as incurred within SG&A expenses in the consolidated statements of operations and comprehensive income.

The Company completed the acquisition to expand its WAAS offerings in the wastewater treatment and water reuse businesses and broaden the Company’s existing portfolio in the United States.

The following table summarizes the preliminary purchase price allocated to the fair value of assets acquired, including intangibles recorded in conjunction with the business combination, and liabilities assumed (in thousands):

Assets acquired:
Cash and cash equivalents	$849
Trade receivables	1,763
Inventory	2,642
Current portion of long-term receivables	521
Prepaid expenses and other current assets	1,795
Property, plant and equipment	32,266
Other assets	25
Long-term receivables	347
Identified intangible assets	47,310
Goodwill	62,878
Total assets acquired	150,396
Liabilities assumed:
Accounts payable and accrued liabilities	(4,286)
Deferred revenue	(1,021)
Other long-term liabilities	(1,706)
Deferred tax liability	(12,483)
Total liabilities assumed	(19,496)
Total purchase price	$130,900

Intangibles identified and valued related to the transaction include customer relationships, trade names, non-compete agreements and backlog. The final valuation of the intangibles identified is dependent upon certain valuation and other studies that have not yet been finalized. Accordingly, the preliminary purchase price allocation is subject to further adjustment as additional information becomes available and as additional analyses and final valuations are completed. There can be no assurances that these additional analyses and final valuations will not result in material changes to the estimates of fair value set forth above. The estimated fair value of the customer relationships was determined using the multi-period excess earnings method which is based on the present value of expected cash flows generated by the revenues under the contract with the customer. The estimated fair value of the trade names was determined using the relief from royalty method which is based on the present value of royalty fees derived from projected revenues. The estimated fair value of the non-compete agreements was determined using the comparative business valuation method which is based on the present value of potential revenue and cash flow loss. The estimated fair value of the backlog, which represents revenues and the related profit for contracts executed but not yet completed, was determined using the multi-period excess earnings method.

The estimated weighted average useful life for customer relationships, trade names, non-compete agreements and backlogs is 20 years, 15 years, 4.9 years, and 0.7 years, respectively.

Goodwill is composed of the acquired workforce and synergies not valued and is not deductible for tax purposes. Goodwill for this acquisition is recorded within the Seven Seas Water reportable segment.

The results of the operations of the acquired AUC assets are included in the Seven Seas Water reportable segment after the date of acquisition. The resulting amount of revenues and net income included in the consolidated statements of operations and comprehensive income since acquisition were $5.2 million and $0.7 million, respectively.

Alpine Water Systems, LLC

On August 6, 2018, Quench acquired substantially all the assets and assumed certain liabilities of Alpine Water Systems, LLC (“Alpine”), a POU water filtration company based in Las Vegas, Nevada, pursuant to an asset purchase agreement (“Alpine Acquisition”). The aggregate purchase price, subject to working capital adjustments, of the Alpine Acquisition, was $15.0 million, including $14.6 million in cash, $0.4 million payable on August 6, 2020, and $0.1 million of acquisition contingent consideration. The acquisition contingent consideration is recorded at its estimated fair value with the ultimate payout based upon the future performance of the acquired assets. The undiscounted range of outcomes for the acquisition contingent consideration is $0 to $0.3 million. In addition, the asset purchase agreement includes contingent payments with the ultimate payout based upon the future performance of the acquired assets. The contingent payments are automatically forfeited if the employment of certain selling shareholders terminates. The

Company has determined that the contingent payments will be post combination compensation expense, which will be accreted to their estimated payout amount of $0.6 million throughout the substantive service period. The undiscounted range of outcomes for the post combination compensation payout amount is $0 to $1.1 million. The assets acquired consist primarily of in-place lease agreements and the related POU systems in the United States and Canada.

Related transaction costs incurred by the Company during the year ended December 31, 2018 were $0.6 million, which were expensed as incurred within SG&A expenses in the consolidated statements of operations and comprehensive income.

The Quench business completed the asset acquisition to expand its installed base of POU systems.

The following table summarizes the purchase price allocated to the fair value of assets acquired, including intangibles recorded in conjunction with the business combination, and liabilities assumed (in thousands), subject to measurement period adjustments:

Assets acquired:
Trade receivables	$556
Inventory	141
Prepaid expenses and other current assets	153
Property, plant and equipment	1,741
Customer relationships	6,269
Non-compete agreements	1,149
Goodwill	6,034
Total assets acquired	16,043
Liabilities assumed:
Accounts payable and accrued liabilities	(474)
Deferred revenue	(565)
Total liabilities assumed	(1,039)
Total purchase price	$15,004

As of December 31, 2018, the purchase price allocated to the fair value of assets acquired, including intangibles recorded in conjunction with the business combination, and liabilities assumed remains subject to measurement period adjustments. During the fourth quarter of 2018, the Company updated its allocation of the purchase price to the assets acquired and liabilities assumed. The assets and liabilities in the purchase price allocation are stated at fair value based on estimates of fair value using available information and making assumptions management believes are reasonable. Intangibles identified and valued related to the transaction include customer relationships and non-compete agreements. The fair value of the customer relationships was determined using the multi-period excess earnings method which is based on the present value of expected cash flows generated by the revenues under the contract with the customer using a discount rate of 13.4%. The fair value of the non-compete agreements was determined using the comparative business valuation method which is based on the present value of potential revenue loss using a discount rate of 13.4%.

The Company determined the weighted average useful life at the date of valuation for the customer relationships and non-compete agreements to be 15 years and 5 years, respectively.

There was not a material impact on the amortization expense recorded during the year ended December 31, 2018 as a result of the updates made to the purchase price allocation.

Goodwill is composed of synergies not valued, is deductible for tax purposes and is recorded within the Quench reportable segment.

The results of the operations of the acquired Alpine assets are included in the Quench reportable segment after the date of acquisition. The resulting amount of revenues and net loss included in the consolidated statements of operations and comprehensive income since acquisition were $2.3 million and $0.1 million, respectively.

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

Related transaction costs incurred by the Company during the year ended December 31, 2018 were $0.1 million, which were expensed as incurred within SG&A expenses in the consolidated statements of operations and comprehensive income.

The Quench business completed the Wa-2 Acquisition to expand its installed base of POU systems in Canada.

The following table summarizes the purchase price allocated to the fair value of assets acquired, including intangibles recorded in conjunction with the business combination, and liabilities assumed (in thousands), subject to measurement period adjustments:

Assets acquired:
Trade receivables	$134
Inventory	158
Prepaid expenses and other current assets	6
Property, plant and equipment	424
Customer relationships	1,561
Trade names	700
Non-compete agreements	298
Goodwill	2,239
Total assets acquired	5,520
Liabilities assumed:
Accounts payable and accrued liabilities	(86)
Deferred revenue	(328)
Total liabilities assumed	(414)
Total purchase price	$5,106

As of December 31, 2018, the purchase price allocated to the fair value of assets acquired, including intangibles recorded in conjunction with the business combination, and liabilities assumed remains subject to measurement period adjustments. During the second quarter of 2018, the Company updated its allocation of the purchase price to the assets acquired and liabilities assumed. The assets and liabilities in the purchase price allocation are stated at fair value based on estimates of fair value using available information and making assumptions management believes are reasonable. Intangibles identified and valued related to the transaction include customer relationships, trade names and non-compete agreements. The fair value of the customer relationships was determined using the multi-period excess earnings method which is based on the present value of expected cash flows generated by the revenues under the contract with the customer using a discount rate of 12.9%. The fair value of the trade names was determined using the relief from royalty method which is based on the present value of royalty fees derived from projected revenues using a discount rate of 12.9%. The fair value of the non-compete agreements was determined using the comparative business valuation method which is based on the present value of potential revenue loss using a discount rate of 12.9%. The Company determined the weighted average useful life at the date of valuation for the customer relationships, trade names and non-compete agreements to be 20 years, 12 years, and 5 years, respectively.

There was not a material impact on the amortization expense recorded during the year ended December 31, 2018 as a result of the updates made to the purchase price allocation.

Goodwill is composed of synergies not valued, is deductible for tax purposes and is recorded within the Quench reportable segment.

The results of the operations of the acquired Wa-2 assets are included in the Quench reportable segment after the date of acquisition. The resulting amount of revenues and net income included in the consolidated statements of operations and comprehensive income since acquisition were $1.8 million and $0.2 million, respectively.

Wellsys USA Corporation

On September 8, 2017, Quench acquired substantially all of the assets and assumed certain liabilities of Wellsys USA Corporation (“Wellsys”) pursuant to an asset purchase agreement for an aggregate purchase price of $6.9 million in cash, including a final working capital adjustment of $165 thousand (“Wellsys Acquisition”) which was received from the escrow agent in October 2017. Wellsys is a supplier of high-quality branded and private-labeled POU water coolers and purifications systems. Headquartered in the greater Phoenix, Arizona area, Wellsys sells its products to networks of dealers in the United States, Canada, Mexico and South Africa.

There were no related transaction costs incurred by the Company during the year ended December 31, 2018. Related transaction costs incurred by the Company during the year ended December 31, 2017 were $31 thousand, which were expensed as incurred within SG&A in the consolidated statements of operations and comprehensive income.

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

There were no related transaction costs incurred by the Company during the year ended December 31, 2018. Related transaction costs incurred by the Company during the years ended December 31, 2017 and 2016 were $0.1 million and $2.1 million, respectively, and were expensed as incurred within SG&A in the consolidated statements of operations and comprehensive income.

The Seven Seas Water business completed the Peru Acquisition to expand its installed base of seawater reverse osmosis desalination facilities used to provide WAAS, its presence in South America and the industries served.

During the year ended December 31, 2017, the Company made certain adjustments to the purchase price allocation for certain liabilities, including tax that existed prior to October 31, 2016. The Company believes the liabilities are fully indemnified pursuant to the purchase and sale agreement for the Peru Acquisition. As a result, during the measurement period, the Company updated the purchase price allocation to record a liability in the amount of $0.4 million which was recorded in accrued liabilities and an indemnification receivable in the amount of $0.4 million, which was recorded in prepaids and other current assets in the consolidated balance sheet as of December 31, 2017.

The operations of ADB are included in the Seven Seas Water reportable segment for periods after the date of acquisition. The amount of revenues and net income of ADB included in the consolidated statements of operations and comprehensive income since acquisition for the year ended December 31, 2016, was $696 thousand and $229 thousand, respectively.

Pro Forma Financial Information

The following unaudited pro forma financial information (in thousands, except for per share amounts) for the Company gives effect to the acquisitions of: (i) PHSI, which occurred on December 18, 2018; (ii) Bluline, which was acquired on December 3, 2018; (iii) AUC, which occurred on November 1, 2018; (iv) Alpine, which occurred on August 6, 2018; (v) Wa-2, which occurred on March 1, 2018; (vi) Wellsys, which occurred on September 8, 2017; and (vii) ADB, which occurred on October 31, 2016, as if each had occurred on January 1, 2016. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred on the date indicated, or that may result in the future.

	Year ended
	December 31,
	2018	2017	2016
Revenues	$187,958	$175,183	$169,251
Net loss	$(28,202)	$(30,381)	$(26,470)
Loss per share (1)	$(1.06)	$(1.15)	$(0.33)

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

Related transaction costs incurred by the Company in connection with this acquisition during the year ended December 31, 2018 were $14 thousand.

 The following table summarizes the amounts for the Avalon acquisition which were allocated to the fair value of aggregated net assets acquired (in thousands):

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

There was not a material impact on the amortization expense recorded during the year ended December 31, 2018 as a result of the updates made to the purchase price allocation.

Clarus Services, Inc., Watermark USA LLC, JMS Group, Inc. and J and C Rigtrup Corp. d/b/a Quality Water Services

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

On October 2, 2018, Quench acquired substantially all of the assets and assumed certain liabilities of J and C Rigtrup Corp. d/b/a Quality Water Services (“Quality Water Services”), a POU water filtration company based in Seattle, Washington, pursuant to an asset purchase agreement. The assets acquired consist primarily of in-place lease agreements and the related POU systems.

The aggregate purchase price for these four acquisitions was approximately $3.1 million, including $2.9 million in cash and $0.2 million payable on the one-year anniversary of the transactions that is subject to adjustment.

The revenues and related expenses from the acquired in-place lease agreements are included in the Quench reportable segment from the date of acquisition. The Quench business completed the Clarus, Watermark, Aqua Coolers and Quality Water Services asset acquisitions to expand its installed base of POU systems in the United States.

Related transaction costs incurred by the Company in connection with these acquisitions during the year December 31, 2018 were $44 thousand, respectively.

The following table summarizes the aggregate amounts for the Clarus, Watermark, Aqua Coolers and Quality Water Services acquisitions which were allocated to the fair value of aggregated net assets acquired (in thousands):

Trade receivables	$168
Property, plant and equipment	212
Inventory	26
Customer relationships	2,712
Deferred revenue	(49)
Net assets acquired	$3,069

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

4. Revenue

Disaggregation of Revenue

The following table represents a disaggregation of revenue for the years ended December 31, 2018, 2017 and 2016, along with the reportable segment for each category (in thousands):

	Year Ended December 31, 2018
	Seven Seas
	Water	Quench	Total
Bulk water
Water delivery	$35,950	$—	$35,950
Operating and maintenance	21,312	—	21,312
Total Bulk water	57,262	—	57,262
Rental
Lease of equipment	2,318	61,898	64,216
Total rental	2,318	61,898	64,216
Financing	4,025	—	4,025
Product sales
Construction of plants	2,817	—	2,817
Sale of equipment, coffee and consumables	—	17,288	17,288
Total Product sales	2,817	17,288	20,105
Total revenues	$66,422	$79,186	$145,608

	Year Ended December 31, 2017
	Seven Seas
	Water	Quench	Total
Bulk water
Water delivery	$33,986	$—	$33,986
Operating and maintenance	19,450	—	19,450
Total Bulk water	53,436	—	53,436
Rental
Lease of equipment	—	52,997	52,997
Total rental	—	52,997	52,997
Financing	4,534	—	4,534
Product sales
Construction of plants	—	—	—
Sale of equipment, coffee and consumables	—	9,796	9,796
Total Product sales	—	9,796	9,796
Total revenues	$57,970	$62,793	$120,763

	Year Ended December 31, 2016
	Seven Seas
	Water	Quench	Total
Bulk water
Water delivery	$40,642	$—	$40,642
Operating and maintenance	10,251	—	10,251
Total Bulk water	50,893	—	50,893
Rental
Lease of equipment	—	48,699	48,699
Total rental	—	48,699	48,699
Financing	1,713	—	1,713
Product sales
Construction of plants	727	—	727
Sale of equipment, coffee and consumables	—	9,540	9,540
Total Product sales	727	9,540	10,267
Total revenues	$53,333	$58,239	$111,572

Contract Assets and Liabilities

Contract assets include amounts related to our contractual right to consideration for completed performance obligations not yet invoiced. Contract liabilities include payments received in advance of performance under the contract or for differences between the amount billed to a customer and the revenue recognized for the completed performance obligation.

The following table provides information about contract assets and contract liabilities from contracts with customers (in thousands) at December 31, 2018 and December 31, 2017:

	December 31,	December 31,
	2018	2017
Contract assets
Trade receivables, net	$21,437	$19,593
Current portion of long-term receivables	6,538	6,878
Long-term receivables	40,574	43,796
Total contract assets	$68,549	$70,267

Contract liabilities
Deferred revenue, current	$3,890	$2,454
Deferred revenue, non-current	10,690	10,351
Total contract liabilities	$14,580	$12,805

Significant changes in the contract asset and the contract liability balances during the period are as follows (in thousands):

	Year ended
	December 31, 2018
	Contract assets increase/(decrease)	Contract liabilities (increase)/decrease
Revenue recognized that was included in the contract liability balance at January 1, 2018	$—	$3,676
Deferred revenue acquired during the period	$—	$(2,443)
Deferred revenue disposed of during the period	$—	$726

The Company had no asset impairment charges related to contract assets during the year ended December 31, 2018.

Transaction Price Allocated to the Remaining Performance Obligation

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands). The estimated revenue does not include amounts of variable consideration, including revenues based on changes to consumer price indices that are constrained. In addition, the estimated revenue is based on current contracts with customers and does not take into consideration contract terms not legally enforceable with the customer.

2019	$105,663
2020	$78,832
2021	$65,782
2022	$56,449
2023	$50,932
Thereafter	$312,033

The amounts presented in the table above primarily consist of bulk water sales and service, service concession arrangements and the rental of equipment accounted for as operating leases. The transaction price for bulk water sales and service and service concession arrangements are based on contractual minimum monthly charges and the expected amount of variable consideration related to the amount of water in excess of contractual minimum volumes, if applicable, or the amount of water expected to be supplied and the contractual rates. The remaining performance obligations to be performed generally include the delivery of bulk water or performance of O&M services with revenues being recognized as the remaining performance obligations are delivered to the customer. The transaction price for rental of equipment are based on the rental rates as stated within the agreements. The remaining performance obligations to be performed generally include the continued rental of the equipment.

5. Property, Plant and Equipment and Construction in Progress

Property, plant and equipment and construction in progress consisted of the following (in thousands):

	December 31,
	2018	2017
Land	$3,155	$2,485
Buildings and improvements	2,024	1,474
Plants and related equipment	125,994	125,955
Rental equipment	94,474	44,487
Office furniture, fixtures, and equipment	6,642	5,260
Vehicles	4,914	2,815
Leasehold improvements	1,741	1,332
	238,944	183,808
Less: accumulated depreciation	(88,880)	(71,037)
Property, plant and equipment, net	$150,064	$112,771
Construction in progress	$15,427	$10,437

During the years ended December 31, 2018, 2017 and 2016, the Company capitalized interest expense of $44 thousand, $33 thousand and $145 thousand, respectively. Total depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $18.4 million, $16.5 million and $16.2 million, respectively, of which $17.6 million, $15.8 million and $14.4 million, respectively, was recorded in cost of revenues.

Included in rental equipment are assets on lease and held for lease. As of December 31, 2018 and 2017, assets on lease were $69.3 million and $28.9 million, respectively, net of accumulated depreciation of $21.9 million and $13.5 million, respectively. As of December 31, 2018 and 2017, assets on hold for lease were $1.8 million and $1.4 million respectively, net of accumulated depreciation of $1.5 million and $808 thousand, respectively.

Future minimum rental revenues to be generated from the leased assets under non‑cancelable operating leases are summarized as follows (in thousands):

Year ended December 31:
2019	$52,081
2020	$33,155
2021	$20,254
2022	$12,054
2023	$6,537

6. Income Taxes

For income tax purposes, the domestic and foreign components of income (loss) before income tax were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Loss from domestic operations	$(19,478)	$(21,120)	$(22,865)
(Loss) income from foreign operations	(2,561)	(333)	2,311
	$(22,039)	$(21,453)	$(20,554)

The provision for income tax expense (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current:
State	$10	$—	$—
Foreign	1,966	1,953	200
Deferred:
Federal	23	143	—
State	4	51	—
Foreign	(3,314)	1,294	165
	$(1,311)	$3,441	$365

As of December 31, 2018 and 2017, income tax payable was $4.3 million and $2.1 million, respectively, and was recorded in accrued liabilities in the consolidated balance sheets.

The provision for income taxes shown above varied from the “expected” U.S. statutory federal income tax rate for those periods as follows:

	Year Ended December 31,
	2018	2017	2016
Federal income tax rate	21.0%	35.0%	35.0%
State income taxes, net of Federal tax effect	7.5	1.2	4.3
Foreign income tax rate differences	(7.3)	(15.0)	5.8
Change in statutory tax rate	0.5	(36.8)	—
Valuation allowance offsetting statutory tax rate change	(0.5)	37.5	—
Change in valuation allowance	(11.9)	(42.0)	(29.0)
Disallowed interest income (expense)	4.8	11.3	(6.2)
Withholding taxes	(5.0)	(3.9)	—
Share-based compensation	(2.1)	(2.8)	(2.9)
Economic development program	0.4	(0.5)	(1.4)
Effect of flow-through entity	—	—	(3.8)
Disallowed expenses	(1.8)	—	(3.0)
Uncertain tax positions	0.6	0.6	—
Other items, net	(0.3)	(0.6)	(0.6)
Effective tax rate	5.9%	(16.0)%	(1.8)%

Deferred income tax assets and liabilities are composed of the following (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
U.S. federal and state net operating loss carryforwards	$31,877	$22,809
Foreign net operating loss carryforwards	12,009	15,527
Property, plant and equipment, net	901	535
Share-based compensation	4,149	2,432
Intercompany payables	5,853	3,516
Deferred revenue	4,299	93
Other	1,433	743
Gross deferred tax assets	60,521	45,655
Less: valuation allowance	(25,100)	(22,048)
Total net deferred tax assets	35,421	23,607
Deferred tax liability:
Property, plant and equipment, net	(22,054)	(18,027)
Intangible assets, net	(25,891)	(9,078)
Other	(1,750)	(1,730)
Total deferred tax liabilities	(49,695)	(28,835)
Net deferred tax liability	$(14,274)	$(5,228)

As of December 31, 2018, the Company estimated $123.6 million, $88.0 million and $45.2 million of federal, state and foreign net operating loss carryforwards, respectively. As of December 31, 2017, the Company estimated $92.8 million, $58.1 million and $56.9 million of federal, state and foreign net operating loss carryforwards, respectively. The federal loss carryforwards will begin to expire in 2028. Federal loss carryforwards generated in 2018 of $14.3 million do not expire. The state loss carryforwards began expiring at various times in 2018. The foreign loss carryforwards of $18.5 million, in the aggregate, for Trinidad, Chile, Peru and the United Kingdom do not expire. The remaining foreign loss carryforwards will begin to expire in 2021.

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

As of December 31, 2018, the Company had approximately $245.5 million of undistributed earnings. These earnings are either (i) not available for distribution due to outstanding payables, which will be paid down first, (ii) indefinitely reinvested to grow the business in the current jurisdiction or (iii) if distributed, will not incur taxes as the earnings are in non-taxing jurisdictions.  If in the future this income is repatriated or if the Company determines that the earnings will be remitted in the foreseeable future, additional tax provisions may be required. Management believes the amount of unrecognized deferred income tax liabilities on the undistributed earnings is immaterial.

On December 22, 2017, the United States enacted tax reform legislation known as the H.R. 1, commonly referred to as the “Tax Cuts and Jobs Act” (“TCJ Act”), resulting in significant modifications to existing law. Among other changes, the TCJ Act permanently lowers the corporate federal income tax rate to 21% from the existing maximum rate of 35% effective for tax years beginning after December 31, 2017. As a result of the reduction of the corporate federal income tax rate, we revalued our net deferred tax assets and recorded an income tax expense of approximately $7.9 million in the affected jurisdictions as of December 31, 2017. In addition, we recorded an $8.0 million income tax benefit for a corresponding reduction in the valuation allowance on the net deferred tax assets that were subject to the revaluation. For the year ended December 31, 2017, the Company recorded an estimated income tax benefit of approximately $0.1 million related to the TCJ Act. The other provisions of the TCJ Act did not have a material impact on the consolidated financial statements. During the year ended December 31, 2018, the company completed its accounting for the effects of the TCJ Act resulting in an immaterial impact to the initial adjustment recorded in 2017.

GAAP requires a valuation allowance to reduce the deferred income tax assets recorded if, based on the weight of the evidence, it is more likely than not, that some portion or all of the deferred income tax assets will not be realized. After consideration of all the evidence, the Company has determined that a valuation allowance of approximately $25.1 million and $22.0 million is necessary at December 31, 2018 and 2017, respectively. The Company recognized a net increase in the valuation allowance of $3.1 million during the year ended December 31, 2018. During the third quarter of 2018, the company recognized a $3.4 million tax benefit for the full release of a valuation allowance on deferred tax assets in one of our foreign jurisdictions.

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

Uncertain Income Tax Positions

GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing tax returns to determine whether the tax positions are “more likely than not” to be sustained by the Company upon challenge by the applicable tax authority. Tax positions not deemed to meet the “more likely than not” threshold and that would result in a tax benefit or expense to the Company would be recorded as a tax benefit or expense in the current period. As of December 31, 2018 and 2017, the Company had unrecognized tax benefits of $4.6 million and $0.1 million, respectively. Of this amount, approximately $3.9 million and $0 of the Company’s unrecognized tax benefits at December 31, 2018 and 2017, respectively, have been recorded as a reduction to the related deferred tax asset for the net operating loss in accordance with the FASB issued authoritative guidance relating to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists for all periods. The remaining $0.7 million and $0.1 million of the Company’s unrecognized tax benefits at December 31, 2018 and 2017, respectively, are fully indemnified pursuant to purchase agreements for business combinations and, if realized, would impact the effective tax rate. In addition, the amount of accumulated penalties and interest related to the unrecognized tax benefit was $0.3 million and $0.2 million, respectively, as of December 31, 2018 and 2017. As of December 31, 2018 and 2017, the Company recorded, in the aggregate, an accrued liability of $1.0 million and $0.3 million, respectively, and a corresponding indemnification receivable of $1.0 million and $0.3 million, respectively, related to the uncertain tax benefits and contractual indemnifications.

 For the years ended December 31, 2018,  2017 and 2016, the Company recognized income tax expense on interest and penalties of $0.1 million, $0.2 million and $0 respectively, due to the accrual of current year interest on existing uncertain tax positions offset by the lapse of the statute of limitations for certain tax contingencies. The total amount of unrecognized tax benefits is expected to decrease by approximately $3.9 million within 12 months of the reporting date.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the year ended December 31, 2018 is as follows (in thousands):

	December 31,
	2018	2017
Unrecognized tax benefits at beginning of period	$128	$—
Additions related to acquisitions	4,512	266
Lapse of statute of limitations	(45)	(138)
Unrecognized tax benefits at the end of period	$4,595	128

7. Goodwill and Other Intangible Assets

Goodwill

The following table contains a disclosure of changes in the carrying amount of goodwill in total and for each reportable segment for the years ended December 31, 2018 and 2017 (in thousands):

	Seven Seas
	Water	Quench	Total
Balance as of December 31, 2016	$2,217	$95,806	$98,023
Acquisition of Wellsys	—	1,472	1,472
Balance as of December 31, 2017	2,217	97,278	99,495
Acquisition of Wa-2	—	2,239	2,239
Acquisition of Alpine	—	6,034	6,034
Acquisition of Bluline	—	645	645
Acquisition of AUC	62,878	—	62,878
Sale of Atlas High Purity Solutions	—	(520)	(520)
Acquisition of PHSI	—	20,374	20,374
Foreign currency translation	—	(146)	(146)
Balance as of December 31, 2018	$65,095	$125,904	$190,999

Effective October 1, 2018, Quench sold substantially all of the assets and assigned certain liabilities of its Atlas High Purity Solutions business unit (“Atlas HP”), to a buyer pursuant to an asset purchase agreement. The aggregate sale price, was $2.8 million, including $2.7 million in cash and a final working capital adjustment of $0.2 million. As of September 30, 2018, the assets and liabilities were not classified as held-for-sale as the approval of the transaction by the Board of Directors of AquaVenture Holdings Limited, or management having the authority to approve the action, occurred on October 1, 2018. As of October 1, 2018, the current assets, long-term assets (excluding goodwill), goodwill, current liabilities and long-term liabilities classified as held-for-sale and ultimately disposed had a balance of $1.9 million, $1.6 million, $0.5 million, $1.0 million and $0.1 million, respectively. The loss on the sale of Atlas HP was $0.1 million, net of transaction expenses. The operations of Atlas HP did not qualify for presentation as discontinued operations upon disposition.

The Company performed its annual impairment assessment of the carrying value of goodwill during the fourth quarters of 2018 and 2017 for each of its reporting units that existed as of the date of the assessment.

For the years ended December 31, 2018 and 2017, the Company assessed the qualitative factors and determined it was more likely than not that the fair value exceeded carrying values for each reporting unit. As such, a quantitative assessment was not performed for any of the reporting units during 2018 or 2017.

There were no goodwill impairment charges recorded for the years ended December 31, 2018, 2017 and 2016.

There have been no goodwill impairment charges recognized for the reporting units within the Seven Seas Water segment and, as such, the carrying value of goodwill at December 31, 2018 and 2017 represents the gross amount of goodwill attributable to the reporting units contained within. A reconciliation of the gross amount of goodwill and the carrying value of goodwill attributable to the Quench reporting unit for the years ended December 31, 2018 and 2017 are as follows (in thousands):

	December 31,
	2018	2017
Gross amount	$153,257	$124,631
Accumulated impairment losses	(27,353)	(27,353)
Carrying value	$125,904	$97,278

Other Intangible Assets

The gross and net carrying values of other intangible assets by major intangible asset class, are as follows (in thousands):

	December 31, 2018
	Gross Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Definite-lived intangible assets
Customer relationships	$188,850	$(34,552)	$154,298
Off-market contract intangibles	39,800	(9,116)	30,684
Trade names	13,505	(1,202)	12,303
Non-compete agreements	8,202	(578)	7,624
Other	408	(149)	259
Indefinite-lived intangible assets
Trade names	275	—	275
Total	$251,040	$(45,597)	$205,443

	December 31, 2017
	Gross Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Definite-lived intangible assets
Customer relationships	$107,798	$(25,054)	$82,744
Off-market contract intangibles	39,800	(6,544)	33,256
Trade names	6,093	(818)	5,275
Non-compete agreements	582	(175)	407
Other	242	(28)	214
Indefinite-lived intangible assets
Trade names	273	—	273
Total	$154,788	$(32,619)	$122,169

Amortization expense for these intangible assets for the years ended December 31, 2018, 2017 and 2016 was $13.4 million, $8.3 million and $4.9 million, respectively, of which $2.6 million, $2.6 million and $2.6 million respectively, was recorded as contra-revenue within the consolidated statements of operations and comprehensive income.

Amortization expense for these intangible assets for 2019, 2020, 2021, 2022 and 2023 is expected to be $21.0 million, $20.0 million, $19.1 million, $18.3 million and $18.0 million, respectively.

There was no impairment expense related to other intangible assets recorded during the years ended December 31, 2018, 2017 and 2016.

8. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2018	2017
Employee-related liabilities	$7,872	$4,218
Income taxes	4,337	2,142
Professional fees	3,430	1,692
Acquisition-related liabilities	2,707	—
Other accrued expenses	6,770	4,785
Accrued liabilities	$25,116	$12,837

During the year ended December 31, 2018, the Company financed an insurance premium at an interest rate of 4.8%. As of December 31, 2018, the insurance premium finance agreements have a maturity of less than one year and had a remaining outstanding balance of $0.6 million, which was recorded in accrued liabilities within the consolidated balance sheet.

9. Long‑Term Debt

As of December 31, 2018 and 2017, long‑term debt included the following (in thousands):

	December 31,	December 31,
	2018	2017
Corporate Credit Agreement	$300,000	$150,000
BVI Loan Agreement	20,468	26,090
Vehicle financing	1,842	1,491
Total face value of long-term debt	$322,310	$177,581

Face value of long-term debt, current	$6,536	$6,483
Less: Current portion of unamortized debt discounts and deferred financing fees	(42)	—
Current portion of long-term debt, net of debt discounts and deferred financing fees	$6,494	$6,483

Face value of long-term debt, non-current	$315,774	$171,098
Less: Non-current portion of unamortized debt discounts and deferred financing fees	(2,559)	(3,326)
Long-term debt, net of debt discounts and deferred financing fees	$313,215	$167,772

Corporate Credit Agreement

On August 4, 2017, the Company, AVH Peru and Quench USA, Inc. (collectively the “Borrowers”) entered into a $150.0 million senior secured credit agreement (the “Corporate Credit Agreement”) with a syndicate of lenders. The Credit Agreement is non-amortizing, matures in August 2021, at the time it was incurred, bore interest at LIBOR plus 6.0% with a LIBOR floor of 1.0%. Interest only payments are due quarterly with principal due in full upon maturity.

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

On November 1, 2018, the Corporate Credit Agreement was amended to: (i) add AquaVenture Holdings Inc.,  a wholly-owned subsidiary of the Company, as a borrower under the Amended Corporate Credit Agreement, (ii) increase net borrowings by $110.0 million to an aggregate principal amount of $260.0 million, (iii) reduce the interest rate for the original $150.0 million borrowings by 50 basis points on both the variable and fixed interest portions and (iv) amend certain financial covenant requirements. Of the incremental net borrowing of $110.0 million, $70.0 million bears interest at a variable rate of LIBOR plus 5.5% with a LIBOR floor of 1.0%, and the remaining $40.0 million bears interest at a fixed rate of 8.7%. In the aggregate, including the aforementioned interest rate reduction, $145.0 million of borrowings bear interest at a variable rate of LIBOR plus 5.5% with a LIBOR floor of 1.0% and the remaining $115.0 million of borrowings bear interest at a weighted average fixed rate of 8.0%. A declining prepayment fee on the incremental borrowing is due upon repayment if it occurs prior to November 1, 2019. All other material terms of the Corporate Credit Agreement remained substantially unchanged.

On December 20, 2018, the Corporate Credit Agreement was amended to increase its borrowings by $40 million to an aggregate principal amount of $300 million. The incremental borrowings bear interest at a variable rate of LIBOR plus 5.5% with a LIBOR floor of 1.0%. A prepayment fee on the incremental borrowing, which declines over time, is due upon repayment if it occurs prior to December 20, 2019. These additional borrowings are non-amortizing and mature in August 2021. All other terms of the Corporate Credit Agreement remained substantially unchanged.

As of December 31, 2018, the weighted‑average interest rate was 8.2%.

The Corporate Credit Agreement is guaranteed by AquaVenture Holdings Limited along with certain subsidiaries and contains financial and nonfinancial covenants. The financial covenants include minimum interest coverage ratio and maximum leverage ratio requirements, as defined in the Corporate Credit Agreement, and are calculated using consolidated financial information of AquaVenture Holdings Limited excluding the results of AquaVenture (BVI) Holdings Limited and its subsidiary Seven Seas Water (BVI) Limited. In addition, the Corporate Credit Agreement contains customary negative covenants limiting, among other things, indebtedness, investments, liens, dispositions of assets, restricted payments (including dividends), transactions with affiliates, prepayments of indebtedness, capital expenditures, changes in nature of business and amendments to documents. The Company was in compliance with, or received waivers for breaches of, all such covenants as of December 31, 2018.

The Company may prepay in whole or in part, the outstanding principal and accrued unpaid interest under the Corporate Credit Agreement. We did not make repayment on the original $150.0 million borrowing prior to August 4, 2018, and thus did not incur any prepayment fee. The Corporate Credit Agreement is collateralized by certain of the assets of the Borrowers and stated guarantors.

In connection with the refinancing of certain debt agreements in exchange for the Corporate Credit Agreement, the Company recorded a loss on debt extinguishment of $1.4 million during the year ended December 31, 2017 related to prepayment fees, breakage costs and accelerated amortization of debt financing fees, which was recorded in other expense within the consolidated statements of operations and comprehensive income.

BVI Loan Agreement

In connection with the acquisition of the capital stock of AquaVenture (BVI) Holdings Limited (“BVI Acquiree”), in June 2015, the Company assumed the $43.0 million credit facility of its subsidiary, Seven Seas Water (BVI) Ltd., arranged by a bank (the “BVI Loan Agreement”). The BVI Loan Agreement closed on November 14, 2013 and was arranged to finance the construction of a desalination facility at Paraquita Bay in Tortola, BVI and other contractual obligations. The BVI Loan Agreement is project financing with recourse only to the stock, assets and cash flow of Seven Seas Water (BVI) Ltd. and is not guaranteed by the Company or any of its other subsidiaries. The BVI Loan Agreement is guaranteed by United Kingdom Export Finance. As of the acquisition date of June 11, 2015, $40.8 million remained outstanding. In addition, approximately $820 thousand remained available for draw through October 2016. The BVI Loan Agreement was amended on May 7, 2014 and June 11, 2015 to reflect extensions in milestone dates and the acquisition of Seven Seas Water (BVI) Ltd. The BVI Loan Agreement is collateralized by all shares and underlying assets of Seven Seas Water (BVI) Ltd.

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

As of December 31, 2018, the weighted-average interest rate was 5.8%. Seven Seas Water (BVI) Ltd. may prepay the principal amounts of the loans at par prior to the maturity date, in whole or in part.

The BVI Loan Agreement includes both financial and nonfinancial covenants, limits the amount of additional indebtedness that Seven Seas Water (BVI) Ltd. can incur and places annual limits on capital expenditures for this subsidiary. The BVI Loan Agreement also places restrictions on distributions made by Seven Seas Water (BVI) Ltd. which is only permitted to make distributions to shareholders and affiliates of AquaVenture Holdings Limited if specified debt service coverage and loan life coverage ratios are met and it is in compliance with all loan covenants. The BVI Loan Agreement contains a number of negative covenants restricting, among other things, indebtedness, investments, liens, dispositions of assets, restricted payments (including dividends), mergers and acquisitions, accounting changes, transactions with affiliates, prepayments of indebtedness, capital expenditures, and changes in nature of business and joint ventures. In addition, Seven Seas Water (BVI) Ltd is subject to quarterly financial covenant compliance, including minimum debt service and loan life coverage ratios, and must maintain minimum debt service reserve and maintenance reserve funds with the bank in addition to other minimum balance requirements as set forth in the agreement.  Seven Seas Water (BVI) Ltd. was in compliance with, or received waivers for breaches of, all such covenants as of December 31, 2018.

Other Debt

The Company primarily finances its vehicles under three‑year terms with interest rates per annum ranging from 3.4% to 4.5%.

Maturities of Long‑Term Debt

Maturities of long‑term debt were as follows as of December 31, 2018 (in thousands):

Amount Due
2019	$6,537
2020	6,590
2021	306,349
2022	2,834
2023 and thereafter	—
Total face value of long-term debt	$322,310

Restricted Net Assets

The Corporate Credit Agreement contains no restrictions on the transfer of net assets in the form of loans, advances or cash dividends to the ultimate parent company.

In accordance with the negative covenants as defined within the BVI Loan Agreement, Seven Seas Water (BVI) Ltd. is restricted from declaring dividends unless certain criteria, including financial ratios and operational commitments, under the BVI Loan Agreement have been met. Seven Seas Water (BVI) Ltd. met all the requirements as of December 31, 2018 and 2017 and thus, there were no net asset restrictions for 2018 or 2017.

As of December 31, 2018 and 2017, there were no restricted net assets of the Company.

Deferred Financing Fees

The Company incurred debt financing fees in relation to long‑term debt arrangements. These fees are amortized over the term of the related debt using the effective interest method. At December 31, 2018, 2017 and 2016, deferred financing fees, net of amortization, were $2.6 million, $3.3 million and $1.3 million, respectively, and were recorded in long‑term debt in the consolidated balance sheets. Amortization expense related to debt financing fees for the years ended December 31, 2018, 2017 and 2016 was $1.0 million, $878 thousand, $816 thousand respectively, and was included in interest expense in the consolidated statements of operations and comprehensive income.

10. Fair Value Measurements

At December 31, 2018 and 2017, the Company had the following assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets:

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

There were no transfers into or out of Level 1, 2 or 3 assets during the years ended December 31, 2018 and 2017. Transfers between levels are deemed to have occurred if the lowest level of input were to change.

The Company’s fair value measurements as of December 31, 2018 and 2017 were as follows (in thousands):

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Asset/	for Identical	Observable	Unobservable
Assets/Liabilities Measured at Fair Value	(Liability)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
As of December 31, 2018
Recurring basis:
Money market funds	$42,135	$42,135	$—	$—
Acquisition contingent consideration	$3,109	$—	$—	$3,109
As of December 31, 2017
Recurring basis:
Money market funds	$11,333	$11,333	$—	$—
U.S. Treasury securities	$83,999	$83,999	$—	$—

See Note 14— “Commitments and Contingencies” for changes in the estimated fair value and additional information on the acquisition contingent consideration.

11. Share‑based Compensation

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

The following table presents the activity of the Incentive shares, MIP shares and Class B shares for the period ended October 4, 2016, the date the Corporate Reorganization was completed (in thousands, except per share amounts):

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

The following table presents the activity of options to purchase Ordinary shares and Class B shares for the period ended October 4, 2016, the date the Corporate Reorganization was completed (in thousands, except per share amounts):

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

There were no options to purchase Class B shares exercised during the year ended December 31, 2016.

Quench USA Holdings, LLC Equity Awards

In addition to being eligible for AquaVenture equity awards, employees of Quench USA remain eligible for continued vesting of Quench USA Holdings, LLC equity awards granted prior to the acquisition of all the assets of Quench USA Holdings, LLC by the Company in 2014.

The Company recognizes share‑based compensation expense for equity awards that will continue to vest and for new awards granted by Quench USA Holdings, LLC to the extent such expense was not previously recorded. The equity awards that continued to vest after June 6,2014 include options to purchase ordinary shares of Quench USA Holdings, LLC and incentive shares of Quench USA Holdings, LLC granted as “profits interests” for federal income tax purposes. Equity awards granted after June 6, 2014 include options to purchase ordinary shares of Quench USA Holdings, LLC. The awards granted pursuant to the Quench USA Holdings, LLC equity incentive plan are typically subject to time‑based vesting terms from the vesting commencement date and certain other restrictions. Both options and incentive shares granted as “profits interests” are typically subject to a time‑based vesting term, which is determined on a grant‑by‑grant basis. Incentive shares granted as “profits interests” have a hurdle price equal to their fair value at the time of grant, and options to purchase shares have an exercise price equal to their fair value at time of grant. The contractual term of options awarded is ten years, while the incentive shares contain no contractual term. Holders of incentive shares were entitled to receive distributions (i) with respect to their vested shares, when such distributions are made, and (ii) with respect to their unvested shares, when such shares vest. Upon termination of a recipient’s business relationship with the Company, the Company has the right, but not the obligation, to repurchase the vested shares or shares issued upon exercise of an option, at the then fair value of such shares during periods specified in the award. Unvested shares and options expire on the termination of the recipient’s business relationship.

The Company uses the Black‑Scholes option pricing model to determine both the grant date fair value and fair value of the Quench USA Holdings, LLC awards granted or vested after June 6, 2014. The weighted‑average assumptions for the awards granted after June 6, 2014 were: (i) expected term of 6.25 years; (ii) expected volatility of 35.2%; (iii) risk‑free rate of 1.9%; and (iv) expected dividend percentage of 0%. There were no grants of Quench USA Holdings, LLC awards during the year ended December 31, 2016. As of the date of conversion, the Company determined there was no difference between the grant date fair value of the outstanding equity awards, and, as a result, no additional share‑based compensation was recorded.

The following table presents the activity of the Quench USA Holdings, LLC incentive shares granted as “profits interests” for the period ended October 4, 2016, the date the Corporate Reorganization was completed (in thousands, except per share amounts):

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding as of December 31, 2015	1,000	$0.13
Vested	(1,000)	$0.13
Converted upon Corporate Reorganization	—	$—
Outstanding as of October 4, 2016	—	$—

The following table presents the activity of options to purchase Quench USA Holdings, LLC shares for the period ended October 4, 2016, the date the Corporate Reorganization was completed (in thousands, except per share amounts):

		Weighted
		Average	Weighted
		Exercise	Average
	Number of	Price Per	Grant Date
	Options	Share	Fair Value
Outstanding as of December 31, 2015	2,500	$1.01
Forfeited	(143)	$1.00
Expired	(87)	$1.00
Converted upon Corporate Reorganization	(2,270)	$1.02
Outstanding as of October 4, 2016	—	$—
Exercisable as of October 4, 2016	—	$—

There were no options exercised during the period ended October 4, 2016, the date the Corporate Reorganization was completed.

AquaVenture Equity Awards

On September 22, 2016, the Company approved and adopted the AquaVenture Holdings Limited 2016 Share Option and Incentive Plan (“2016 Plan”), which allows for the issuance of incentive share options, non-qualified share options, share appreciation rights, restricted share units, restricted share awards, unrestricted share awards, cash-based awards, performance share awards and dividend equivalent rights to officers, employees, managers, directors and other key persons, including consultants to the Company. The aggregate number of ordinary shares initially authorized for issuance, subject to adjustment upon a change in capitalization, under the 2016 Plan was 5.0 million shares. The shares authorized for issuance increase annually by 4% of the number of ordinary shares issued and outstanding on the immediately preceding December 31. As of December 31, 2018, the number of ordinary shares authorized for issuance under the 2016 Plan was 7.1 million shares.

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

The Company uses the Black‑Scholes option pricing model to determine the fair value of the options to purchase ordinary shares under the plan. There were no options to purchase ordinary shares granted during the year ended December 31, 2018. The following weighted average assumptions were used to determine such fair values of the option awards granted during the years ended December 31:

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

The following table presents the activity of options to purchase ordinary shares, including those converted from the Corporate Reorganization, for the years ended December 31, 2018, 2017 and 2016 (in thousands, except per share amounts):

	Options to Purchase
	Ordinary Shares
		Weighted
		Average	Weighted
		Exercise	Average
	Number of	Price	Grant Date
	Options	Per Share	Fair Value
Converted upon Corporate Reorganization	205	$22.61
Granted	3,548	$18.07	$5.70
Forfeited	(11)	$19.76
Expired	(1)	$15.98
Outstanding as of December 31, 2016	3,741	$18.31
Granted	78	$16.07	$5.62
Exercised	(8)	$9.05
Forfeited	(99)	$18.52
Expired	(27)	$23.53
Outstanding as of December 31, 2017	3,685	$18.24
Granted	—	$—	$—
Exercised	(30)	$14.60
Forfeited	(32)	$17.43
Expired	(36)	$19.92
Outstanding as of December 31, 2018	3,587	$18.26
Exercisable as of December 31, 2018	3,308	$18.28

As mentioned above, there were no options to purchase ordinary shares granted during the year ended December 31, 2018. The remaining weighted‑average contractual term for options to purchase ordinary shares outstanding as of December 31, 2018 was 7.7 years. The remaining weighted‑average contractual term for options to purchase ordinary shares exercisable as of December 31, 2018 was 7.6 years. The aggregate intrinsic value of options to purchase ordinary shares outstanding as of December 31, 2018 was $3.5 million. The aggregate intrinsic value of options to purchase ordinary shares exercisable as of December 31, 2018 was $3.2 million.

As of December 31, 2018, total unrecognized compensation expense related to the options to purchase ordinary shares was $1.5 million, which will be recognized over a weighted‑average remaining period of 1.0 years.

Restricted Awards

Restricted awards include restricted share units and restricted share awards. Restricted share units are settled in ordinary shares upon the satisfaction of stated restrictions and conditions at the time of grant while restricted share awards are considered issued and outstanding ordinary shares, subject to trading restrictions until satisfaction of stated restrictions and conditions, at the time of grant and shall have the same rights as a shareholder of the Company, including voting and dividend rights. Restricted awards granted by the Company contain time-based vesting terms ranging from one to four years and have no contractual term. Generally, unvested restricted awards will be forfeited on the termination of the recipient’s business relationship.

The following table presents the activity of restricted awards, including those converted from the Corporate Reorganization, for the years ended December 31, 2018, 2017 and 2016 (in thousands, except per share amounts):

	Restricted Share Units
		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Converted upon Corporate Reorganization	3	$6.51
Granted	200	$19.97
Vested	(1)	$9.12
Forfeited	—	$—
Unvested as of December 31, 2016	202	$19.80
Granted	57	$17.33
Vested	(101)	$19.62
Forfeited	(8)	$19.97
Unvested as of December 31, 2017	150	$18.97
Granted	430	$15.30
Vested	(145)	$19.01
Forfeited	(11)	$15.23
Unvested as of December 31, 2018	424	$15.33

During the year ended December 31, 2018, the Company granted 0.4 million restricted share units. Substantially all of the granted restricted share units have a time-based vesting schedule of four years, primarily with 25% vesting on the first anniversary of the date of grant and the remaining 75% vesting quarterly over the remaining three years. The fair market value of restricted share units is determined based on the closing share price of the Company’s ordinary shares on the date of grant and is amortized on a straight-line basis over the requisite service period. The aggregate grant date fair value of the awards granted during the year ended December 31, 2018 was $6.6 million.

As of December 31, 2018, total unrecognized compensation expense related to the restricted share units was $5.1 million, which will be recognized over a weighted‑average remaining period of 1.6 years.

Employee Stock Purchase Plan

Under the 2016 Employee Stock Purchase Plan (“2016 ESPP”), the Company offers eligible employee participants to purchase the Company’s ordinary shares at a price equal to the lesser of 85% of the closing market price on the first or last day of an established offering period. Under the 2016 ESPP, 22 thousand shares were sold to eligible employees during the year ended December 31, 2018. Share-based compensation expense is recognized based on the fair value of the employees’ purchase rights under the 2016 ESPP and is amortized on a straight-line basis over the offering period. As of December 31, 2018, the number of ordinary shares authorized for issuance under the 2016 ESPP was 0.7 million shares.

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

During the year ended December 31, 2018, the Company granted 48 thousand phantom share units to Eligible Directors, including 37 thousand phantom share units subject to a 12 month vesting period and 11 thousand phantom shares that are immediately vested. The aggregate grant date fair value of the awards granted during the year ended December 31, 2018 was $0.7 million. During the year ended December 31, 2018, 6 thousand phantom shares were converted to 6 thousand ordinary shares of the Company pursuant to the term in the Deferred Compensation Program.

At December 31, 2018, 48 thousand phantom shares remained outstanding.

Share‑Based Compensation Expense

Total share‑based compensation expense recognized related to all equity awards during the years ended December 31, 2018, 2017 and 2016 was $11.2 million, $12.1 million and $4.0 million, respectively. For the year ended December 31, 2018, $11.0 million and $0.2 million were recorded in SG&A and cost of revenues, respectively, within the consolidated statements of operations and comprehensive income. For the year ended December 31, 2017, $11.7 million and $0.4 were recorded in SG&A and cost of revenues, respectively, within the consolidated statements of operations and comprehensive income. For the year ended December 31, 2016, $4.0 million and $0 were recorded in SG&A and cost of revenues, respectively, within the consolidated statements of operations and comprehensive income.

There was no related tax benefit for the years ended December 31, 2018, 2017 and 2016.

12. Loss per Share

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

There were no ordinary shares outstanding prior to October 6, 2016 and, therefore, no loss per share information has been presented for any period prior to that date. The following table reconciles net loss to net loss applicable to ordinary shareholders for the periods presented (in thousands, except per share amounts):

	Year Ended		October 6, 2016
	December 31,		through
	2018	2017	December 31, 2016
Numerator:
Net loss	$(20,728)	$(24,894)	$(7,314)

Denominator:
Weighted-average ordinary shares outstanding - basic and diluted	26,583	26,426	25,784

Loss per share - basic and diluted	$(0.78)	$(0.94)	$(0.28)

Given that the Company had a net loss for the periods presented, the calculation of diluted loss per share is computed using basic weighted average ordinary shares outstanding.

Approximately 4.1 million weighted-average outstanding share awards for the year ended December 31, 2018 were excluded from the calculation of diluted earnings per share because their effect was antidilutive.

13. Employee Benefit Plans

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

The Company’s expense for both the plans for the years ended December 31, 2018, 2017 and 2016 was $0.8 million, $0.7 million and $0.8 million, respectively.

14. Commitments and Contingencies

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

During the years ended December 31, 2018, 2017 and 2016, the Company recorded accretion expense of $50 thousand, $49 thousand and $43 thousand, respectively. No valuation adjustments were recorded during the years ended December 31, 2018, 2017 and 2016.

At December 31, 2018 and 2017, the current portion of the ARO liabilities was $0.7 million and $26 thousand, respectively, and was recorded in accrued liabilities in the consolidated balance sheets. At December 31, 2018 and 2017, the long‑term portion of the ARO liabilities was $0.5 million and $1.1 million, respectively, and was recorded in other long‑term liabilities in the consolidated balance sheets.

As of December 31, 2018, the Company estimated remaining payments (undiscounted) for the ARO liability to be $1.5 million.

Acquisition Contingent Consideration

Acquisition contingent consideration represents the additional purchase price that was derived in connection with certain acquisitions.

A reconciliation of the beginning and ending amounts of the acquisition contingent consideration is as follows (in thousands):

Year Ended
December 31,
2018
Acquisition contingent consideration at beginning of year	$50
Acquired during the period	3,198
Payments	(112)
Valuation adjustments	(40)
Interest accretion	13
Acquisition contingent consideration at end of year	$3,109

A portion of the acquisition contingent consideration liabilities are contingent on the future collection of certain acquired receivables and are recorded at fair value based on collectability and a discount factor. The remaining acquisition contingent consideration liabilities are contingent on the future performance of the acquired business and are recorded at fair value based on a Monte Carlo Simulation which utilizes unobservable inputs, including forecasted revenues.

Any change in the valuation of the acquisition contingent consideration will be recorded as a valuation adjustment within SG&A expenses in the consolidated statements of operations and comprehensive income.

The Company recorded accretion expense within the consolidated statements of operations and comprehensive income of $13 thousand, $0 and $35 thousand, respectively, for the years ended December 31, 2018, 2017 and 2016. The Company recorded a gain on the change in fair value for the years ended December 31, 2018, 2017 and 2016 of $40 thousand, $0 and $86 thousand, respectively, which was recorded in SG&A in the consolidated statements of operations and comprehensive income. A payment of $0.1 million was made during the fourth quarter of 2018.

At December 31, 2018 and 2017, $2.7 million and $50 thousand, respectively, was deemed current and was recorded in accrued liabilities in the consolidated balance sheets. At December 31, 2018 and 2017, $0.4 million and $0, respectively, was deemed long-term and was recorded in other long-term liabilities in the consolidated balance sheets.

Leases

The Company leases space and operating assets under non‑cancelable operating leases expiring at various dates with some containing escalation in rent clauses, rent concessions and/or renewal options. Minimum lease payments under operating leases are recognized on a straight‑line basis over the term of the lease, including any periods of free rent.

Rent expense for the years ended December 31, 2018, 2017 and 2016 was $2.0 million, $1.9 million and $1.9 million, respectively.

Future minimum lease payments under non‑cancelable operating leases are summarized as follows (in thousands):

2019	$2,097
2020	905
2021	990
2022	856
2023	773
Thereafter	5,117
$10,738

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

Litigation

The Company, may, from time to time, be a party to legal proceedings, claims, and administrative matters that arise in the normal course of business. The Company has made accruals with respect to certain of these matters, where appropriate, that are reflected in the consolidated financial statements but are not, individually or in the aggregate, considered material. For other matters for which an accrual has not been made, the Company has not yet determined that a loss is probable or the amount of loss cannot be reasonably estimated. While the ultimate outcome of the matters cannot be determined, the Company currently does not expect that these proceedings and claims, individually or in the aggregate, will have a material effect on the consolidated financial position, results of operations, or cash flows. The outcome of any litigation is inherently uncertain, however, and if decided adversely to the Company, or if the Company determines that settlement of particular litigation is appropriate, the Company may be subject to liability that could have a material adverse effect on the consolidated financial position, results of operations, or cash flows. The Company maintains liability insurance in such amounts and with such coverage and deductibles as management believes is reasonable. The principal liability risks that the Company insures against are customer lawsuits caused by damage or nonperformance, workers’ compensation, personal injury, bodily injury, property damage, directors’ and officers’ liability, errors and omissions, employment practices liability and fidelity losses. There can be no assurance that the Company’s liability insurance will cover all events or that the limits of coverage will be sufficient to fully cover all liabilities. As of December 31, 2018 and 2017, the Company determined there are no matters for which a material loss is reasonably possible or the Company has either determined that the range of loss is not reasonably estimable or that any reasonably estimable range of loss is not material to the consolidated financial statements.

15. Supplemental Cash Flow Information

Supplemental cash flow information is as follows for the years ended December 31 (in thousands):

	Year Ended
	December 31,
	2018	2017	2016
Cash paid during the period:
Income taxes, net	$1,903	$1,373	$427
Interest, net	$14,044	$7,474	$10,606
Non-Cash Transaction Information:
Non-cash capital expenditures	$2,890	$994	$1,248
Deferred tax adjustment	$—	$1,672	$—
Unpaid debt financing costs	$86	$47	$—
Unpaid offering costs	$—	$—	$1,167
Deferred offering costs reclassified to additional paid-in-capital	$—	$—	$7,004
Non-cash issuance of ordinary shares in connection with an acquisition	$2,041	$—	$—

The components of total ending cash for the periods presented in the consolidated statement of cash flows are as follows (in thousands):

	As of
	December 31,
	2018	2017	2016
Cash and cash equivalents	$56,618	$118,090	$95,334
Restricted cash, current	—	—	166
Restricted cash, non-current	4,153	4,269	5,895
Cash, cash equivalents and restricted cash	$60,771	$122,359	$101,395

16. Segment Reporting

The Company has two operating and reportable segments, Seven Seas Water and Quench. This determination is supported by, among other factors, the existence of individuals responsible for the operations of each segment and who also report directly to the Company’s chief operating decision maker (“CODM”), the nature of the segment’s operations and information presented to the Company’s CODM.

Seven Seas Water provides outsourced desalination solutions and wastewater treatment and water reuse solutions for governmental, municipal (including utility districts), industrial, property developers and hospitality customers. Quench rents and sells bottleless filtered water coolers and other products that use filtered water as an input, such as ice machines, sparkling water dispensers and coffee brewers, to customers throughout the United States and Canada.

In addition to the Seven Seas Water and Quench segments, the Company records certain general and administrative costs that are not allocated to either of the reportable segments within “Corporate and Other” for the CODM and for segment reporting purposes. These costs include, but are not limited to, professional service fees and other expenses to support the activities of the registrant holding company. Corporate and Other does not include any labor allocations from the Seven Seas Water and Quench segments. The Company believes this presentation more accurately portrays the results of the core operations of each of the operating and reportable segments to the CODM. The Corporate and Other administration function is not treated as a segment.

As part of the segment reconciliation below, intercompany interest expense and the associated intercompany interest income are included but are eliminated in consolidation.

The following table provides information by reportable segment and a reconciliation to the consolidated results for the year ended December 31, 2018 (in thousands):

	Year Ended December 31, 2018
	Seven Seas		Corporate
	Water	Quench	& Other	Total
Revenues:
Bulk water	$57,262	$—	$—	$57,262
Rental	2,318	61,898	—	64,216
Product sales	2,817	17,288	—	20,105
Financing	4,025	—	—	4,025
Total revenues	66,422	79,186	—	145,608
Gross profit:
Bulk water	30,746	—	—	30,746
Rental	1,731	34,460	—	36,191
Product sales	493	6,047	—	6,540
Financing	4,025	—	—	4,025
Total gross profit	36,995	40,507	—	77,502
Selling, general and administrative expenses	30,143	48,670	4,832	83,645
Income (loss) from operations	6,852	(8,163)	(4,832)	(6,143)
Other expense, net				(15,896)
Loss before income tax expense				(22,039)
Income tax benefit				(1,311)
Net loss				$(20,728)
Other information:
Depreciation and amortization	$15,469	$19,064	$—	$34,533
Expenditures for long-lived assets	$3,521	$16,105	$—	$19,626
Amortization of deferred financing fees	$263	$203	$497	$963
As of December 31, 2018
Total assets	$385,649	$300,195	$39,619	$725,463

The following table provides information by reportable segment and a reconciliation to the consolidated results for the year ended December 31, 2017 (in thousands):

	Year Ended December 31, 2017
	Seven Seas		Corporate
	Water	Quench	& Other	Total
Revenues:
Bulk water	$53,436	$—	$—	$53,436
Rental	—	52,997	—	52,997
Product sales	—	9,796	—	9,796
Financing	4,534	—	—	4,534
Total revenues	57,970	62,793	—	120,763
Gross profit:
Bulk water	26,291	—	—	26,291
Rental	—	29,513	—	29,513
Product sales	—	4,017	—	4,017
Financing	4,534	—	—	4,534
Total gross profit	30,825	33,530	—	64,355
Selling, general and administrative expenses	28,431	39,400	4,590	72,421
Income (loss) from operations	2,394	(5,870)	(4,590)	(8,066)
Other expense, net				(13,387)
Loss before income tax expense				(21,453)
Income tax expense				3,441
Net loss				$(24,894)
Other information:
Depreciation and amortization	$14,306	$15,342	$—	$29,648
Loss on extinguishment of debt	$820	$569	$—	$1,389
Expenditures for long-lived assets	$1,990	$12,455	$—	$14,445
Amortization of deferred financing fees	$430	$250	$198	$878
As of December 31, 2017
Total assets	$254,202	$202,456	$97,287	$553,945

The following table provides information by reportable segment and a reconciliation to the consolidated results for the year ended December 31, 2016 (in thousands):

	Year Ended December 31, 2016
	Seven Seas		Corporate
	Water	Quench	& Other	Total
Revenues:
Bulk water	$50,893	$—	$—	$50,893
Rental	—	48,699	—	48,699
Product sales	727	9,540	—	10,267
Financing	1,713	—	—	1,713
Total revenues	53,333	58,239	—	111,572
Gross profit:
Bulk water	25,368	—	—	25,368
Rental	—	27,262	—	27,262
Product sales	—	4,398	—	4,398
Financing	1,713	—	—	1,713
Total gross profit	27,081	31,660	—	58,741
Selling, general and administrative expenses	24,307	44,092	2,477	70,876
Income (loss) from operations	2,774	(12,432)	(2,477)	(12,135)
Other expense, net				(8,419)
Loss before income tax				(20,554)
Income tax expense				365
Net loss				$(20,919)
Other information:
Depreciation and amortization expense	$13,975	$13,573	$—	$27,548
Gain on bargain purchase, net of deferred taxes	$1,429	$—	$—	1,429
Gain on extinguishment of debt	$1,610	$—	$—	$1,610
Expenditures for long-lived assets	$5,962	$11,294	$—	$17,256
Amortization of deferred financing fees	$599	$217	$—	$816
As of December 31, 2016
Total assets	$273,263	$193,427	$69,034	$535,724

Revenues earned by major geographical region were (in thousands):

	Year Ended December 31,
	2018	2017	2016
United States	$81,988	$62,552	$58,239
Foreign:
Trinidad & Tobago	14,294	14,107	12,999
Curaçao	7,704	7,517	7,474
British Virgin Islands	9,821	9,069	10,861
Turks and Caicos	2,455	2,069	1,841
St. Maarten	7,698	7,396	8,546
US. Virgin Islands	10,606	9,355	9,241
Peru	7,599	7,529	1,330
Canada	2,359	253	—
All other countries	1,084	916	1,041
Total foreign	63,620	58,211	53,333
Total revenues	$145,608	$120,763	$111,572

Revenues earned from major customers, which are all included within the Seven Seas Water reportable segment, were (in thousands):

	Year Ended December 31,
	2018	2017	2016
Customer in Trinidad & Tobago	$14,294	$14,107	$12,999
Percentage of total revenues	10%	12%	12%
Customer in British Virgin Islands	$9,821	$9,069	$10,861
Percentage of total revenues	7%	8%	10%

Please refer to See Note 4—“Revenue” for revenues from external customers for each product and service by segment.

Long‑lived assets, which include property, plant and equipment, net and construction in process, by major geographic region were (in thousands):

	December 31,
	2018	2017
United States	$80,386	$33,125
Foreign:
Trinidad & Tobago	39,030	43,622
Curaçao	3,288	5,768
British Virgin Islands	9,038	8,738
Turks and Caicos	2,914	3,012
Anguilla	3,425
US. Virgin Islands	25,314	28,103
All other countries	2,096	840
Total foreign	85,105	90,083
	$165,491	$123,208

17. Significant Concentrations, Risks and Uncertainties

The Company is exposed to interest rate risk resulting from its variable rate loans outstanding that adjust with movements in LIBOR.

For the year end December 31, 2018, a significant portion of the Company’s revenues were derived from territories and countries in the Caribbean region. Demand for water in the Caribbean region is impacted by, among other things, levels of rainfall, natural disaster or other catastrophic events, the tourism industry and demand from our industrial clients. Destruction caused by tropical storms and hurricanes, high levels of rainfall, downturn in the level of tourism and demand for real estate could all adversely impact the future performance of the Company as well as cause delays in collections from the Company’s customers.

At December 31, 2018, a significant portion of the Company’s property, plant and equipment is located in the Caribbean region. The Caribbean islands are situated in a geography where tropical storms and hurricanes occur with regularity, especially during certain times of the year. The Company designs its plant facilities to withstand such conditions; however, a major storm could result in plant damage or periods of reduced consumption or unavailability of electricity or source seawater needed to produce water in one or more of our locations. It is the Company’s policy to maintain adequate levels of property and casualty insurance; however, the Company only insures certain of its plant for wind damage.

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

18. Quarterly Financial Data (Unaudited)

The following tables provides quarterly information for the years ended December 31, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended
	March 31	June 30	September 30	December 31
2018
Total revenues	$32,514	$34,445	$36,824	$41,825
Gross profit	17,025	18,206	19,667	22,604
Loss from operations	(2,549)	(1,083)	(1,159)	(1,352)
Net loss	(6,346)	(4,921)	(2,732)	(6,729)

Loss per share-basic and diluted	$(0.24)	$(0.19)	$(0.10)	$(0.25)

	Three Months Ended
	March 31	June 30	September 30	December 31
2017
Total revenues	$28,941	$29,840	$29,777	$32,205
Gross profit	15,005	15,604	16,334	17,412
Loss from operations	(2,181)	(1,820)	(2,096)	(1,969)
Net loss	(6,001)	(5,290)	(7,288)	(6,315)

Loss per share-basic and diluted	$(0.23)	$(0.20)	$(0.28)	$(0.24)

19. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements for the year ended December 31, 2018. The subsequent events included the following:

•

During January and February of 2019, the Company granted an aggregate of 0.4 million restricted share units and 17 thousand phantom share units. Certain of the restricted share units and all of the phantom share units were granted to members of the Company’s board of directors and have time-based vesting schedule of one year from the date of grant. All other restricted share units have a time-based vesting schedule with 25% vesting on January 31, 2020 and the remaining 75% vesting quarterly over the remaining three years. The aggregate grant date fair value of restricted share units granted was approximately $8.0 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)     Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)     Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (the 2013 Framework). Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 and concluded that it was effective.

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

(d)     Changes in Internal Control over Financial Reporting

In connection with the adoption of guidance regarding both revenue from contracts with customers and the determination of the customer in a service concession contract (together referred to as “Adopted Revenue Guidance”), we have implemented additional preventative and detective controls around the recording and disclosure of revenue from contracts with customers, including but not limited to the accumulation of accurate information, review of critical assumptions, the calculation of revenue for the period and the completeness and accuracy of new disclosure requirements. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART  III

Item 10. Directors, Executive Ofﬁcers and Corporate Governance.

The information required by this item is incorporated by reference to the information in our proxy statement related to the 2019 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the information in our proxy statement related to the 2019 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneﬁcial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the information in our proxy statement related to the 2019 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the information in our proxy statement related to the 2019 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the information in our proxy statement related to the 2019 Annual Meeting of Shareholders, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

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
2.1

Purchase and Sale Agreement, dated September 15, 2016, among Constructora Panorama S.A., Andrade Gutierrez Engenharia S.A., Sucursal del Peru, AquaVenture Holdings Peru S.A.C. and Aqua Ventures Holdings Curaçao N.V. (filed as Exhibit 2.1 to AquaVenture Holdings Limited’s Form S-1/A filed on September 15, 2016) (SEC File No. 333-207142)

2.2++

Share Purchase Agreement, dated February 9, 2018, between AquaVenture Holdings Curaçao N.V., Abengoa Water Nungua, S.L.U. and Abengoa Water, S.L. (filed as Exhibit 2.2 to AquaVenture Holdings Limited’s Form 10-K filed on March 12, 2018) (SEC File No. 001-37903)

2.3

Membership Interest Purchase Agreement, dated as of November 1, 2018, by and among AquaVenture Holdings, Inc., AquaVenture Holdings Limited and the Sellers party thereto as identified on the signature pages to the Agreement, comprising each, and collectively all, of the members of AUC Acquisition Holdings LLC (filed as Exhibit 2.1 to AquaVenture Holdings Limited’s Form 8-K filed on November 2, 2018)

2.4	Stock Purchase Agreement, dated as of December 17, 2018, by and among U.S. Water, LLC and Quench USA, Inc. (filed as Exhibit 2.1 to AquaVenture Holdings Limited’s Form 8-K filed on December 20, 2018)
3.1	Memorandum and Articles of Association of the Registrant, dated June 17, 2016 (filed as Exhibit 3.2 to AquaVenture Holdings Limited’s Form S-1/A filed on July 15, 2016) (SEC File No. 333-207142)
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
10.38

Credit Agreement dated August 4, 2017 between AquaVenture Holdings Limited, AquaVenture Holdings Peru S.A.C., Quench USA, Inc. and Deutsche Bank AG, London Branch (filed as Exhibit 1.1 to AquaVenture Holdings Limited’s Form 8-K filed on August 7, 2017 and incorporated herein by reference).

10.39

Amendment, Waiver and Consent Letter, dated August 4, 2017, between Seven Seas Water (BVI) Ltd. (f/k/a Biwater (BVI) Ltd.) and Barclays Bank PLC (filed as Exhibit 2.2 to AquaVenture Holdings Limited’s Quarterly Report on Form 10-Q filed on August 14, 2017 and incorporated herein by reference).

10.40

Third Amendment to Credit Agreement, dated as of November 1, 2018, among AquaVenture Holdings Limited, AquaVenture Holdings, Inc., the Lenders from time to time party thereto, and Wells Fargo Bank, N.A., as administrative agent and collateral agent for the Lenders and the Secured Parties (filed as Exhibit 10.1+ to AquaVenture Holdings Limited’s Form 8-K filed on November 2, 2018 and incorporated herein by reference).

10.41

Fourth Amendment to Credit Agreement, dated as of December 20, 2018, among AquaVenture Holdings Limited, Quench USA, Inc., the Lenders from time to time party thereto, and Wells Fargo Bank, N.A., as administrative agent and collateral agent for the Lenders and the Secured Parties (filed as Exhibit 10.1+ to AquaVenture Holdings Limited’s Form 8-K filed on December 21, 2018 and incorporated herein by reference).

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

AquaVenture Holdings Limited

Date: March 11, 2019	By:	/s/ LEE S. MULLER
Lee S. Muller
Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby makes, constitutes and appoints Anthony Ibarguen and Lee S. Muller with full power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any or all amendments to this Form 10-K, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents of any of them, or any substitute or substitutes, lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTHONY IBARGUEN Anthony Ibarguen	Chief Executive Officer, President and Director (Principal executive officer)	March 11, 2019

/s/ LEE S. MULLER Lee S. Muller	Chief Financial Officer, Treasurer and Secretary (Principal financial and accounting officer)	March 11, 2019
/s/ DOUGLAS R. BROWN Douglas R. Brown	Chairman of the Board	March 11, 2019

/s/ EVAN LOVELL Evan Lovell	Director	March 11, 2019

/s/ HUGH EVANS Hugh Evans	Director	March 11, 2019

/s/ PAUL HANRAHAN Paul Hanrahan	Director	March 11, 2019
/s/ DEBRA COY Debra Coy	Director	March 11, 2019

Signature	Title	Date

/s/ CYRIL MEDUÑA Cyril Meduña	Director	March 11, 2019

/s/ RICHARD REILLY Richard Reilly	Director	March 11, 2019
/s/ DAVID LINCOLN David Lincoln	Director	March 11, 2019