Form 10-K/A
period 2018-12-31
AquaVenture Holdings Ltd
filed 2019-04-26
CIK 1422841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

(Amendment No. 1)

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

The aggregate market value of ordinary shares held by non-affiliates of the registrant, based on the closing price of the registrant’s ordinary shares on June 29, 2018, as reported by the New York Stock Exchange on such date was approximately $185,742,143. For purposes of this determination, ordinary shares held by each officer and director and by each person who owns 10% or more of the registrant’s outstanding ordinary shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

EXPLANATORY NOTE

Unless otherwise specified, references in this report to the “Company”, “AquaVenture”, “we”, “us” and “our” refer to both AquaVenture Holdings LLC and its subsidiaries prior to our corporate reorganization effected immediately prior to our initial public offering and AquaVenture Holdings Limited and its subsidiaries following our corporate reorganization in 2016.

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends the annual report on Form 10-K of AquaVenture Holdings Limited for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission, or SEC, on March 11, 2019 (the “Original Filing”).

We are filing this Amendment No.1 to correct a clerical error in Item 6. Selected Consolidated Financial Data.  Specifically, the Company has updated the December 31, 2016 amount for the line item “Property, plant and equipment, construction in progress and long-term contract costs” in the Consolidated Balance Sheet Data to reflect the recast balance resulting from the adoption of ASC 606.

This Amendment No.1 consists solely of the preceding cover page, this explanatory note, the information required by Item 6 of Form 10-K, a signature page and the certifications required to be filed as exhibits.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 6 of the Original Filing is hereby amended and restated in its entirety. This Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing, and, except as described above, does not modify or update any other disclosures.

AQUAVENTURE HOLDINGS LIMITED

FIRST AMENDMENT TO THE ANNUAL REPORT ON FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 2018

PART II

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

	Year Ended December 31,
	2018(8)	2017(6)(7)	2016(3)(4)(5)	2015(2)	2014(1)
	(in thousands)
Consolidated Statements of Operations and Comprehensive Income Data:
Revenues:
Bulk water	$57,262	$53,436	$50,893	$47,444	$38,989
Rental	64,216	52,997	48,699	44,654	23,995
Product sales	20,105	9,796	10,267	8,237	4,143
Financing	4,025	4,534	1,713	—	—
Total revenues	145,608	120,763	111,572	100,335	67,127
Cost of revenues:
Bulk water	26,516	27,145	25,525	29,090	21,037
Rental	28,025	23,484	21,437	20,210	10,984
Product sales	13,565	5,779	5,869	4,190	2,091
Total cost of revenues	68,106	56,408	52,831	53,490	34,112
Gross profit	77,502	64,355	58,741	46,845	33,015
Selling, general and administrative expenses	83,645	72,421	70,876	49,437	31,653
Goodwill impairment	—	—	—	27,353	—
(Loss) income from operations	(6,143)	(8,066)	(12,135)	(29,945)	1,362
Other expense:
Gain on bargain purchase, net of deferred taxes	—	—	1,429	—	—
Interest expense, net	(15,046)	(11,537)	(11,147)	(8,507)	(5,148)
Other income (expense), net	(850)	(1,850)	1,299	(364)	(325)
Loss before income tax expense	(22,039)	(21,453)	(20,554)	(38,816)	(4,111)
Income tax expense (benefit)	(1,311)	3,441	365	2,973	(1,984)
Net loss	$(20,728)	$(24,894)	$(20,919)	$(41,789)	$(2,127)

Loss per share – basic and diluted (9)	$(0.78)	$(0.94)	$(0.28)

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$56,618	$118,090	$95,334	$17,802	$37,499
Working capital	$64,626	$131,381	$77,676	$5,619	$30,946
Property, plant and equipment, construction in progress and long-term contract costs	$165,491	$123,208	$125,490	$217,193	$129,983
Total assets	$725,463	$553,945	$535,724	$425,656	$374,666
Current portion of long-term debt (10)	$6,494	$6,483	$27,963	$19,347	$8,265
Long-term debt (10)	$313,215	$167,772	$115,753	$118,013	$76,102
Total shareholders’/members' equity (11)	$336,598	$344,196	$358,655	$265,160	$271,969

(1)	Includes the operations of Quench USA, Inc. and Atlas Watersystems, Inc. (“Atlas”) from the respective dates of acquisition of June 6, 2014 and June 16, 2014.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(b) Exhibits.

The exhibits listed on the accompanying Exhibit Index are filed, furnished or incorporated by reference as part of this report, and such Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AquaVenture Holdings Limited

Date: April 26, 2019	By:	/s/ LEE S. MULLER
Lee S. Muller
Chief Financial Officer (Principal Financial Officer)