Form 10-Q
period 2019-03-31
AquaVenture Holdings Ltd
filed 2019-05-08
CIK 1422841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-37903

AquaVenture Holdings Limited

(Exact name of registrant as specified in its charter)

British Virgin Islands	98-1312953
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

c/o Conyers Corporate Services (BVI) Limited Commerce House, Wickhams Cay 1
P.O. Box 3140 Road Town British Virgin Islands	VG1110
(Address of principal executive office)	(Zip Code)

(813) 855 8636
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Ordinary Shares	WAAS	New York Stock Exchange (NYSE)

The total number of ordinary shares outstanding as of May 6, 2019 was 26,950,744.

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2019

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless otherwise specified, references in this report to the “Company”, “AquaVenture”, “we”, “us” and “our” refer to AquaVenture Holdings Limited and its subsidiaries.

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

Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” set forth under Part I, Item 1A of the Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2018, as updated by our subsequent filings with the SEC. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	March 31,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$47,357	$56,618
Trade receivables, net of allowances of $1,019 and $1,034, respectively	22,578	21,437
Inventory	14,770	15,496
Current portion of long-term receivables	7,099	6,538
Prepaid expenses and other current assets	10,154	8,272
Total current assets	101,958	108,361
Property, plant and equipment, net	149,493	150,064
Construction in progress	17,538	15,427
Right-of-use assets	8,549	—
Restricted cash	4,211	4,153
Long-term receivables	38,250	40,574
Other assets	7,696	6,251
Deferred tax asset	4,206	4,191
Intangible assets, net	200,251	205,443
Goodwill	191,178	190,999
Total assets	$723,330	$725,463
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$6,918	$8,235
Accrued liabilities	21,452	25,116
Current portion of long-term debt	6,574	6,494
Deferred revenue	4,298	3,890
Total current liabilities	39,242	43,735
Long-term debt	312,112	313,215
Deferred tax liability	18,555	18,465
Other long-term liabilities	12,780	13,450
Operating lease liabilities, non-current	7,724	—
Total liabilities	390,413	388,865
Commitments and contingencies (see Note 9)
Shareholders' Equity
Ordinary shares, no par value, 250,000 shares authorized; 26,934 and 26,780 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	583,990	582,127
Accumulated other comprehensive income	(301)	(421)
Accumulated deficit	(250,772)	(245,108)
Total shareholders' equity	332,917	336,598
Total liabilities and shareholders' equity	$723,330	$725,463

See accompanying notes to the unaudited condensed consolidated financial statements.

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2019	2018
Revenues:
Bulk water	$14,310	$13,696
Rental	21,807	13,959
Product sales	9,473	3,811
Financing	972	1,048
Total revenues	46,562	32,514
Cost of revenues:
Bulk water	6,582	6,507
Rental	9,606	6,456
Product sales	6,059	2,526
Total cost of revenues	22,247	15,489
Gross profit	24,315	17,025
Selling, general and administrative expenses	22,869	19,574
Income (loss) from operations	1,446	(2,549)
Other expense:
Interest expense, net	(6,560)	(3,250)
Other income (expense), net	51	(140)
Loss before income tax expense	(5,063)	(5,939)
Income tax expense (benefit)	601	407
Net loss	(5,664)	(6,346)
Other comprehensive income:
Foreign currency translation adjustment	120	(83)
Comprehensive loss	$(5,544)	$(6,429)

Loss per share – basic and diluted	$(0.21)	$(0.24)

Weighted-average shares outstanding – basic and diluted	26,865	26,491

See accompanying notes to the unaudited condensed consolidated financial statements.

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(IN THOUSANDS)

	Ordinary Shares
			Additional	Accumulated Other	Accumulated
	Shares	Amount	Paid-In Capital	Comprehensive Income	Deficit	Total
Balance, December 31, 2018	26,780	$—	$582,127	$(421)	$(245,108)	$336,598
Issuance for share-based compensation, net of forfeitures	72	—	(620)	—	—	(620)
Exercise of options	82	—	1,472	—	—	1,472
Share-based compensation	—	—	1,011	—	—	1,011
Net loss	—	—	—	—	(5,664)	(5,664)
Foreign currency translation adjustment	—	—	—	120	—	120
Balance, March 31, 2019	26,934	$—	$583,990	$(301)	$(250,772)	$332,917

	Ordinary Shares
			Additional	Accumulated Other	Accumulated
	Shares	Amount	Paid-In Capital	Comprehensive Income	Deficit	Total
Balance, December 31, 2017	26,482	$—	$568,593	$(17)	$(224,380)	$344,196
Issuance for share-based compensation, net of forfeitures	19	—	(112)	—	—	(112)
Exercise of options	2	—	15	—	—	15
Share-based compensation	—	—	3,283	—	—	3,283
Net loss	—	—	—	—	(6,346)	(6,346)
Foreign currency translation adjustment	—	—	—	(83)	—	(83)
Balance, March 31, 2018	26,503	$—	$571,779	$(100)	$(230,726)	$340,953

See accompanying notes to the unaudited condensed consolidated financial statements.

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(5,664)	$(6,346)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,958	7,860
Share-based compensation expense	1,011	3,283
Provision for bad debts	186	249
Deferred income tax provision	77	(155)
Inventory adjustment	60	52
Loss on disposal of assets	529	553
Amortization of deferred financing fees	254	239
Other	33	12
Change in operating assets and liabilities:
Trade receivables	(1,325)	1,103
Inventory	671	(512)
Prepaid expenses and other current assets	(1,200)	708
Long-term receivable	1,722	1,656
Right-of-use assets	416	—
Other assets	(2,358)	(1,023)
Current liabilities	(6,599)	(2,717)
Operating lease liabilities, non-current	(257)	—
Long-term liabilities	57	122
Net cash (used in) provided by operating activities	(429)	5,084
Cash flows from investing activities:
Capital expenditures	(7,177)	(2,847)
Proceeds from sale of fixed assets	11	—
Net cash paid for acquisition of assets or business	—	(6,653)
Net cash used in investing activities	(7,166)	(9,500)
Cash flows from financing activities:
Payments of long-term debt	(1,640)	(1,808)
Payment of deferred financing fees	—	(71)
Payments of secured borrowings	(158)	—
Payments of acquisition contingent consideration	(670)	—
Proceeds from exercise of stock options	1,472	15
Shares withheld to cover minimum tax withholdings on equity awards	(620)	(112)
Net cash used in financing activities	(1,616)	(1,976)
Effect of exchange rates on cash, cash equivalents and restricted cash	8	(7)
Change in cash, cash equivalents and restricted cash	(9,203)	(6,399)
Cash, cash equivalents and restricted cash at beginning of period	60,771	122,359
Cash, cash equivalents and restricted cash at end of period	$51,568	$115,960

See accompanying notes to the unaudited condensed consolidated financial statements.

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

1. Description of the Business

AquaVenture Holdings Limited is a British Virgin Islands (“BVI”) company, which was formed on June 17, 2016 for the purpose of completing an initial public offering (“IPO”) as the U.S. Securities and Exchange Commission (the “SEC”) registrant and carrying on the business of AquaVenture Holdings LLC and its subsidiaries. AquaVenture Holdings Limited and its subsidiaries (collectively, “AquaVenture” or the “Company”) provides its customers Water‑as‑a‑Service® (“WAAS ®”) solutions through two operating platforms: Seven Seas Water and Quench. Both operations are critical to AquaVenture, which is headquartered in the BVI.

Seven Seas Water offers WAAS solutions by providing outsourced desalination, wastewater treatment and water reuse solutions to governmental, municipal (including utility districts), industrial, property developer and hospitality customers. Seven Seas Water’s desalination solutions utilize reverse osmosis and other purification technologies to produce potable and high purity industrial process water in high volumes for customers operating in regions with limited access to potable water. Through this outsourced desalination service model, Seven Seas Water assumes responsibility for designing, financing, constructing, operating and maintaining the water treatment facilities. In exchange, Seven Seas Water enters into long‑term agreements to sell to customers agreed‑upon quantities of water that meet specified water quality standards. For its wastewater treatment and water reuse solutions, Seven Seas Water designs, fabricates and installs plants which can be sold or leased to customers for a contractual term. The wastewater treatment and water reuse solutions offered include scalable modular treatment plants, field-erected plants and temporary bypass plants.

Seven Seas Water currently operates in the Caribbean region, the United States and in South America and is pursuing new opportunities in North America, the Caribbean, South America, Africa, the Middle East and other select markets. Seven Seas Water is supported by operations centers in Tampa, Florida and Houston, Texas, which provide business development, engineering, field service support, procurement and administrative functions.

Quench offers WAAS solutions by providing bottleless filtered water coolers and related services through direct and indirect sales channels. Through its direct sales channel, Quench primarily rents and services point-of-use (“POU”) units to institutional and commercial customers. Quench’s typical initial rental contract ranges from two to four years in duration and contains an automatic renewal provision. Quench’s indirect sales channel provides POU systems, filters, parts and services to networks of approximately 250 dealers and retailers.

Quench primarily operates throughout the United States and Canada. Quench is supported by an operations center in King of Prussia, Pennsylvania, which provides marketing and business development, field service and supply chain support, customer care and administrative functions.

2. Summary of Significant Accounting Policies

Unless otherwise noted below, there have been no material changes to the accounting policies presented in Note 2—“Summary of Significant Accounting Policies” of the notes to the audited consolidated financial statements, included in Item 8. Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as amended.

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting. Accordingly, certain information and footnotes normally required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as amended. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the Company’s unaudited condensed consolidated balance sheet as of March 31, 2019, the unaudited condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2019 and 2018, the unaudited condensed consolidated statements of changes in equity for the three months ended March 31, 2019 and 2018, and the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2019 and 2018. The unaudited condensed consolidated balance sheet as of December 31, 2018 was based on the audited consolidated balance sheet as of December 31, 2018, as presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as amended.

The unaudited condensed consolidated financial statements include the accounts of AquaVenture Holdings Limited and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include: accounting for revenue from contracts with customers and the determination of transaction prices and allocation of revenues to remaining performance obligations; accounting for leases and the determination of operating lease liabilities and right-of-use assets; accounting for goodwill and identifiable intangible assets and any related impairment; property, plant and equipment and any related impairment; contract costs and any related impairment; share‑based compensation; allowance for doubtful accounts; obligations for asset retirement; acquisition contingent consideration; and valuation of deferred income taxes. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.

Leases

Lessee accounting

The Company leases space and operating assets, including offices, office equipment, warehouses, storage yards and storage units under non-cancelable operating leases. The Company accounts for these leases in accordance with the authoritative guidance adopted as of January 1, 2019. Please see “Adoption of New Accounting Pronouncements” section below for information regarding this adoption.

At the time of contract inception, the Company determines if an arrangement is or contains a lease. If the arrangement contains a lease, the Company recognizes a right-of-use asset and an operating lease liability at the lease commencement date. Lease expense for lease payments made is recognized on a straight-line basis over the lease term.

The operating lease liability is initially measured at the present value of the unpaid lease payments at the lease commencement date. The current portion of the Company’s operating lease liabilities are recorded within accrued liabilities in the consolidated balance sheets.

The right-of-use asset is initially measured at cost, which is comprised of the initial amount of the operating lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. The right-of-use asset is subsequently measured throughout the lease term at the carrying amount of the operating lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. Right-of-use assets are periodically reviewed for impairment whenever events or changes in circumstances arise. During the three months ended March 31, 2019, the Company had incurred no impairment charges related to right-of-use assets.

Key estimates and judgments in determining both the operating lease liability and right-of-use asset include the determination of (i) the discount rate it uses to discount the unpaid lease payments to present value, (ii) the lease term and (iii) the lease payments.

The discount rate applied to the unpaid lease payments is the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate. Generally, the Company cannot determine the interest rate implicit in the lease because it does not have access to the lessor’s estimated residual value or the amount of the lessor’s deferred initial direct costs. Therefore, the Company generally derives an incremental borrowing rate as the discount rate for the lease. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms.

The lease term for the Company’s leases includes the noncancelable period of the lease, plus any additional periods covered by either a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor.

Lease payments included in the measurement of operating lease liabilities are comprised of the following:

•	fixed payments;
•	variable lease payments that depend on an index or rate, initially measured using the index or rate at the lease commencement date; and
•	the exercise price of a Company option to purchase the underlying asset if the Company is reasonably certain to exercise the option.

In certain instances, the Company's leases include non-lease components, such as equipment maintenance or common area maintenance. As part of its adoption of authoritative guidance on leases on January 1, 2019, the Company has not elected the practical expedient to account for the lease and non-lease components as a single lease component and has elected (for all classes of underlying assets) to account for these components separately. The Company allocates the consideration in the contract to the lease and non-lease components based on each component's relative standalone price. The Company determines standalone prices for the lease components based on the prices for which other lessors lease similar assets on a standalone basis. The Company determines standalone prices for the non-lease components based on the prices that suppliers might charge for those types of services on a standalone basis. If observable standalone prices are not readily available, the Company estimates the standalone prices maximizing the use of observable information.

The Company has elected to utilize the short-term lease exemption and not recognize a right-of-use asset and corresponding operating lease liability for leases with expected terms of 12 months or less. The Company recognizes the lease payments associated with its short-term leases on a straight-line basis over the lease term.

Lessor accounting

The Company generates revenues through the lease of its bulk water facilities, wastewater treatment and water reuse equipment, and filtered water and related systems equipment to customers. In certain instances, the Company enters into a contract with a  customer but must construct the underlying asset, including bulk water facilities and wastewater treatment and water reuse equipment, prior to its lease.

At the time of contract inception, the Company determines if an arrangement is or contains a lease.

Customer contracts that contain leases, which can be explicit or implicit in the contract, are generally classified as either operating leases or sales-type leases and can contain both lease and non-lease components, including operating and maintenance services (“O&M”) of the Company-owned equipment. As part of its adoption of authoritative guidance on leases on January 1, 2019, the Company elected the practical expedient for all classes of underlying assets to not separate the lease and non-lease components if certain conditions are met, including the classification of the lease component as operating and the revenue recognition pattern of both the lease and non-lease components. The Company will account for the contract with the customer as a combined component under the respective authoritative guidance for the predominant element in the contract, the lease or non-lease component.

For leases classified as sales-type leases, the Company allocates the transaction price based on the relative standalone selling prices of the identified performance obligations.

If the customer contract contains or is accounted for as a lease, the key estimates and judgments used by the Company in accounting for the lease as a lessor include the following: (i) lease term, (ii) the economic life of the underlying leased asset, (iii) determination of lease payments and (iv) determination of the fair value at the time of contract inception and the residual fair value of the underlying leased asset.

The lease term for the Company’s leases includes the noncancelable period of the lease, plus any additional periods covered by either a lessee option to extend (or not to terminate) the lease that the lessee is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the Company. Contracts entered into with customers can include either the option to renew or an auto-renewing provision that results in the automatic extension of the existing contract. In certain instances, key provisions such as the lease payment or term of the renewal are not stated and are subject to negotiation.

The economic life of the underlying leased asset is determined to be either the period over which the asset is expected to be economically usable, or where the benefits it can produce exceed the cost to replace or undertake major repairs. In certain instances, the economic life of the underlying leased asset can exceed the useful life assigned by the Company.

Lease payments that are accounted for as rental revenue are comprised of the following:

•	fixed payments;
•	variable lease payments that depend on an index or rate, initially measured using the index or rate at the lease commencement date;
•	the exercise price of a lessee option to purchase the underlying asset if the lessee is reasonably certain to exercise the option; and
•	payments for penalties for the termination of a lease if the term reflects the lessee terminating the lease; and

The Company’s leases do not typically include a requirement for the customer to guarantee the residual value of the underlying leased asset. Variable lease payments that do not depend on an index or rate are excluded from the determination of lease payments.

The fair value of the underlying leased asset at contract inception and residual fair value of underlying leased asset at the end of the term of the lease are determined based on the price that would be received to sell an asset in an orderly transaction at the time of valuation. The Company’s risk management strategy for protecting the residual fair value of the underlying assets include the ongoing maintenance by the Company during the lease term as well as clauses and other protections within the lease agreements which require the lessee to return the underlying asset in working condition at the end of the lease term.

At contract inception, the Company determines the lease classification of the underlying asset. The Company considers inputs such as the lease term, lease payments, fair value of the underlying asset and residual fair value of the underlying asset when assessing the classification. The discount rate applied to the unpaid lease payments is the interest rate implicit in the lease. The rate implicit in the lease is the rate of interest that, at a given date, causes the aggregate present value of (a) the lease payments and (b) the amount that the Company expects to derive from the underlying asset following the end of the lease term to equal the sum of (1) the fair value of the underlying asset minus any related investment tax credit retained and expected to be realized by the Company and (2) any deferred initial direct costs of the Company.

In certain instances, contracts with customers may also include the option for the customer to purchase the underlying asset at the end of the lease term. When applicable and certain conditions are met, the Company will incorporate the stated purchase price into the determination of its implied interest rate.

Revenue Recognition

Through the Seven Seas Water and Quench operating platforms, the Company generates revenues from the following primary sources: (i) bulk water sales and services; (ii) service concession arrangements; (iii) rental of equipment; and (iv) product sales. The revenue recognition policy for each of the primary sources of revenue are as follows:

Bulk Water Sales and Services.  Through the Seven Seas Water operating platform, the Company enters into contracts with customers with a single performance obligation to deliver bulk water or a series of performance obligations to perform substantially the same services with the same pattern of transfer, which can include the operations and maintenance (“O&M”) of a customer-owned or leased plant. The Company recognizes revenues from the delivery of bulk water or the performance of bulk water services at the time the water or services are delivered to the customers in accordance with the contractual agreements. Billings to the customer for both bulk water and the bulk water services are typically based on the volume of water supplied to a customer and typically contain a minimum monthly charge provision which allows the Company to invoice the customer for the greater of the water supplied or a minimum monthly charge. The volume of water supplied is based on meter readings performed at or near the end of the month. The transaction price calculated for bulk water sales and service can include, if applicable, contractual minimum monthly charges and the expected amount of variable consideration to the extent it is probable that a significant reversal of the cumulative revenue will not occur. The variable consideration generally includes the amount of water in excess of contractual minimum volumes, if applicable, or the amount of water expected to be supplied at contractually established rates. Estimates of revenue for unbilled water are recorded when meter readings occur at a time other than the end of a period. A contract asset or liability may be recognized in instances where there is a difference between the amount billed to a customer and the revenue recognized for the completed O&M performance obligations during the period. Revenues generated from both the delivery of bulk water and performance of services related to bulk water are recorded as bulk water revenue within the consolidated statements of operations and comprehensive income.

Certain contracts with customers which require the construction of facilities to provide bulk water to a specific customer include two performance obligations, including an implicit lease for the bulk water facilities and bulk water services, and a non-lease component related to O&M services. The implicit lease performance obligation is generally accounted for as an operating lease as a result of the provisions of the contract. As the bulk water services are deemed to be the more predominant element, the Company considers the arrangement to be a combined bulk water component. The calculated transaction price can include, if applicable, contractual minimum monthly charges and the expected amount of variable consideration to the extent it is probable that a significant reversal of the cumulative revenues will not occur. The variable consideration generally includes the amount of water in excess of contractual minimum volumes, if applicable, or the amount of water expected to be supplied and contractually established rates. The revenue recognition pattern for both the lease and non-lease components are the same, with revenues being recognized ratably over the contract period as delivered to the customer. Revenues generated from both the lease and non-lease performance obligations are recorded as bulk water revenue within the consolidated statements of operations and comprehensive income.

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

Rental of Equipment.  Through the Seven Seas Water and Quench operating platforms, the Company generates revenues through the rental of its wastewater treatment and water reuse equipment and filtered water and related systems to customers. Rental agreements classified as operating leases can contain both lease and non-lease components, including O&M services on Company-owned equipment. For rental agreements that meet all conditions of the elected practical expedient to not separate lease and non-lease components and where the lease component is determined to be the predominant element of the contract, the Company allocates all revenues under the contract to the lease component of the contract. Billings to the customer for the rental of this equipment, which generally occur either monthly or quarterly, are based on the rental rate as stated within the rental agreement. The transaction price is based on the minimum lease payment as stated within the rental agreement. Rental revenues, including revenues in connection with certain installation type activities are recognized ratably over the rental agreement term and amounts paid by customers in excess of recognizable revenue are recorded as a contract liability, or deferred revenue, in the consolidated balance sheets.

Certain revenues associated with shipping, delivery, installation or similar activities that occur prior to lease commencement do not provide a service to the lessee and are not a non-lease component of the contract. Payments for these activities are recorded as prepaid lease payments which are recognized ratably with the rental revenue over the lease term. Upon the expiration of the initial rental agreement term, the Company may enter into rental agreement extensions in which revenues are recognized ratably over the extension term.

Revenues generated under these rental agreements are recorded as rental revenue within the consolidated statements of operations and comprehensive income.

Product Sales.  Through both the Seven Seas Water and Quench operating platforms, the Company enters into contracts to construct desalination and wastewater treatment and water reuse equipment and facilities and to sell customers water and related filtration equipment, coffee and consumables, which may include contracts accounted for as sales-type leases.

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

Contracts with customers to construct desalination and wastewater treatment and water reuse equipment and facilities typically include a single performance obligation. Construction and equipment revenues are recognized over time, using the input method based on cost incurred, which typically begins at the later of commencement of the construction or at the time the infrastructure is or is deemed to be transferred to the customer with revenue being fully recognized upon the completion of the infrastructure. Billings to the customer to construct desalination and wastewater treatment and water reuse equipment and facilities can occur at contractual intervals throughout the construction period, at the time the equipment or facility is deemed transferred to the customer, or, in the case of sales-type leases, as stated within the rental agreement. The transaction price is based on the contractual price with the customer.

For contracts deemed to be, or that include a sales-type lease, the transaction price is based on the minimum lease payments as stated within the rental agreement. For contracts that contain both a lease and non-lease components, the transaction price is allocated based on the relative standalone selling prices of the lease and non-lease components. The transaction price, excluding variable lease payments, allocated to the lease component is discounted at the implicit rate of the contract and is recognized as revenue upon commencement of the lease.

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

Contract Costs

Contract costs includes contract acquisition costs and contract fulfillment costs, which are all recorded within other assets in the consolidated balance sheets.

Contract Acquisition Costs.    Prior to January 1, 2019, the Company accounted for initial direct costs incurred by the Company to originate leases as deferred lease costs. The costs capitalized were directly related to the negotiation and execution of leases and primarily consisted of internal compensation and benefits as lease origination activities were performed internally by the Company. Deferred lease costs capitalized prior to the adoption of the authoritative guidance on leases will be amortized on a straight-line basis over the remaining lease term.

For all leases originated on or after January 1, 2019, subsequent to the adoption of authoritative guidance on leases, the incremental costs incurred by the Company to originate contracts with customers are capitalized as contract acquisition costs. Contract acquisition costs, which generally include commissions and other costs that are only incurred as a result of obtaining a contract, are capitalized when the incremental costs are expected to be recovered over the contract period. All other costs incurred regardless of obtaining a contract are expensed as incurred. Contract acquisition costs are amortized over the period the costs are expected to contribute directly or indirectly to future cash flows, which is generally over the contract term, on a basis consistent with the transfer of goods or services to the customer to which the costs relate.

Contract acquisition costs, net as of March 31, 2019 and December 31, 2018 were $3.9 million and $3.7 million, respectively, and were recorded in other assets in the consolidated balance sheets.

Contract Fulfillment Costs.    Costs incurred by the Company to fulfill a contract with a customer and are capitalized when the costs generate or enhance resources that will be used in satisfying future performance obligations of the contract and the costs are expected to be recovered. Capitalized contract fulfillment costs generally include contracted services, direct labor, materials, and allocable overhead directly related to resources required to fulfill the contract, including shipping and installation activities. Contract fulfillment costs are amortized over the period the costs are expected to contribute directly or indirectly to future cash flows, which is generally over the contract term, on a basis consistent with the transfer of good or services to the customer to which the costs relate.

Contract fulfillment costs, net as of March 31, 2019 and December 31, 2018 were $2.8 million and $1.5 million, respectively, and were recorded in other assets in the consolidated balance sheets.

Total contract costs amortization expense for the three months ended March 31, 2019 and March 31, 2018 were $0.9 million and $0.6 million respectively.

Contract costs are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company had no impairment charges related to contract costs during the three months ended March 31, 2019.

Adoption of New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued authoritative guidance regarding leases that requires lessees to recognize a lease liability and right‑of‑use asset for operating leases, with the exception of short‑term leases. In addition, lessor accounting was modified to align, where necessary, with lessee accounting modifications and the authoritative guidance regarding revenue from contracts with customers. During 2018, the FASB issued additional authoritative guidance which, among other things, provided an option to apply transition provisions under the standard at adoption date rather than the earliest comparative period presented as well as added a practical expedient that would permit lessors to not separate non-lease components from the associated lease components if certain conditions are met. These amendments are effective, in conjunction with the new lease standard, for annual reporting periods beginning on or after December 15, 2018, including interim periods within those annual periods.

The Company adopted this guidance on a modified retrospective basis on January 1, 2019 with the cumulative effect of the transition as of the date of adoption.

The Company has elected the package of practical expedients provided for within the authoritative guidance which exempts the Company from having to reassess: (i) whether expired or existing contracts contain leases, (ii) the lease classification for expired or existing leases, and (iii) initial direct costs for existing leases. In addition, the Company has elected the practical expedient that permits lessors to not separate non-lease components from the associated lease components if certain conditions are met. Lastly, the Company has utilized the short-term exemption for lessees and established an accounting policy to not recognize a right-of-use asset or lease liability for any lease with a term of less than 12 months. The Company did not elect to utilize any of the other practical expedients.

The impacts of the new lease standard are as follows:

Lessee accounting - The adoption has had a material impact on the consolidated balance sheets, including an increase to both assets and liabilities, as a result of the recognition of a right-of-use asset and corresponding lease liability for operating leases. As the Company has made a policy election for the short-term lease exemption, a right-of-use asset and corresponding lease liability are only recorded for leases with expected terms of more than 12 months. The adoption did not have a material impact on the consolidated statements of operations and comprehensive income for situations in which the Company is a lessee.

Lessor accounting - As the Company has elected the transitional practical expedients for leases, there are not any material impacts to the consolidated financial statements for leases in situations which the Company is a lessor and the lease commenced prior to January 1, 2019. To conform with the guidance, the Company has updated its policies for costs incurred for the acquisition and fulfillment of the lease contracts, including commissions and installation costs.

Adoption of the new lease standard did not impact our historically reported results. On January 1, 2019, the Company recorded $8.7 million of right-of-use assets and $8.9 million of operating lease liabilities, including the classification of $0.2 million from straight-line rent liabilities to operating lease liabilities, in the consolidated balance sheets.

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

In March 2019, the FASB issued authoritative guidance regarding targeted changes to lessor accounting. This guidance will be effective for annual reporting periods beginning on or after December 15, 2019, including interim periods within those annual periods, and early adoption is permitted. The Company is currently evaluating the potential impact of the accounting and disclosure requirements on the consolidated financial statements.

3. Business Combinations and Asset Acquisitions

Business Combinations

Pure Health Solutions, Inc.

On December 18, 2018, Quench USA, Inc. (“Quench”), a wholly-owned subsidiary of AquaVenture Holdings Limited, acquired all of the issued and outstanding shares of Pure Health Solutions, Inc. (“PHSI”) pursuant to a stock purchase agreement (the “PHSI Acquisition”). PHSI, which is based outside of Chicago, is a leading provider of filtered water coolers and related services through direct and indirect sales channels. The Company paid approximately $57.0 million, in the aggregate, which included approximately $39.5 million of cash related to the purchase price of PHSI, net of an estimated adjustment to reduce the purchase price of $1.2 million, and approximately $17.5 million of cash accounted for as a post-combination payoff of factored contract liabilities which had been accounted for as a secured borrowing. The factored contract liabilities were adjusted to fair value as of the acquisition date based on the present value of the factored contract liabilities using a discount rate of approximately 7% and any penalties associated with the payoff, which were accounted for as a post-combination transaction.

 Related transaction costs incurred by the Company during the three months ended March 31, 2019 were $0.1 million, which were expensed as incurred within selling, general and administrative (“SG&A”) expenses in the consolidated statements of operations and comprehensive income.

The Quench business completed the PHSI Acquisition to expand its installed base of POU systems and to be able to participate more broadly in the global POU market through the PHSI distribution network. In addition, the PHSI Acquisition enhances Quench’s ability to develop, source and manufacture exclusive coolers and purification offerings. Lastly, it offers us the opportunity to develop relationships with POU dealers that could lead to future acquisitions.

The following table summarizes the preliminary purchase price allocated to the fair value of assets acquired, including intangibles recorded in conjunction with the business combination and liabilities assumed (in thousands):

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

As of March 31, 2019, the purchase price allocated to the fair value of assets acquired, including intangibles recorded in conjunction with the business combination, and liabilities assumed remains preliminary. The preliminary purchase price allocation has been developed based on estimates of fair values using the historical financial statements of PHSI prior to the acquisition along with assumptions made by management. Although the Company does not expect the final allocation to vary significantly, there may be adjustments made to the preliminary purchase price allocation that could result in changes to the preliminary fair values allocated, assigned useful lives and associated amortization recorded. The assets and liabilities in the preliminary purchase price allocation are stated at fair value based on estimates of fair value using available information and making assumptions management believes are reasonable. Intangibles identified and valued related to the transaction include customer relationships, trade names and non-compete agreements. The final valuation of the intangibles identified is dependent upon certain valuation and other studies that have not yet been finalized. Accordingly, the preliminary purchase price allocation is subject to further adjustment as additional information becomes available and as additional analyses and final valuations are completed. There can be no assurances that these additional analyses and final valuations will not result in material changes to the estimates of fair value set forth above.

The estimated weighted average useful life for customer relationships, trade names, and non-compete agreements is 20 years, 12 years, and 5 years, respectively.

Goodwill is composed of the acquired workforce and synergies not valued and is not deductible for tax purposes. Goodwill for the PHSI Acquisition is recorded within the Quench reportable segment.

The results of the operations of the acquired PHSI assets are included in the Quench reportable segment after the date of the PHSI Acquisition.

The Company identified certain liabilities, including tax matters that existed prior to December 18, 2018. The Company believes the liabilities are indemnified pursuant to the stock purchase agreement for the PHSI Acquisition. As a result, the Company recorded a liability in the amount of $0.8 million which was recorded in accrued liabilities and an indemnification receivable in the amount of $0.8 million, which was recorded in prepaids and other current assets in the consolidated balance sheet as of March 31, 2019.

Commencing on December 18, 2018, the Company initiated a restructuring of the PHSI organization which included the reduction of headcount for PHSI executive management and other employee positions determined to be duplicative with those at Quench. Certain of the positions were backfilled with additional positions at Quench depending on the needs of the business. The net effect of the restructuring will allow Quench to recognize synergies of reduced employee costs subsequent to the PHSI Acquisition. The restructuring was determined to be a post-combination transaction. During the three months ended March 31, 2019, the Company incurred an incremental restructuring-related charge related to severance, termination benefits and related taxes of $0.1 million which was recorded within SG&A expenses in the consolidated statements of operations and comprehensive income. As of March 31, 2019 and December 31, 2018, the Company had accrued approximately $0.5 million and $0.8 million, respectively, within accrued liabilities on the consolidated balance sheets. Remaining severance payments are expected to be made during 2019. The Company expects to incur an additional charge of $0.1 million during the second quarter of 2019.

FB Global Development, Inc., d/b/a Bluline

On December 3, 2018, Quench acquired substantially all the assets and assumed certain liabilities of FB Global Development, Inc., d/b/a Bluline (“Bluline”) pursuant to an asset purchase agreement (the “Bluline Acquisition”). Bluline, based in South Florida, is a provider of filtered water coolers and related services through direct and indirect sales channels. The aggregate purchase price, subject to working capital adjustments, of the Bluline Acquisition was $2.5 million in cash and $0.3 million payable which is expected to be paid in full by December 2019.

There were no related transaction costs incurred by the Company during the three months ended March 31, 2019.

The Quench business completed the Bluline Acquisition to expand its installed base of POU systems and to be able to participate more broadly in the global POU market through its indirect sales channel.

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

As of March 31, 2019, the purchase price allocated to the fair value of assets acquired, including intangibles recorded in conjunction with the Bluline Acquisition, and liabilities assumed remains preliminary. The preliminary purchase price allocation has been developed based on estimates of fair values using the historical financial statements of Bluline prior to the acquisition along with assumptions made by management. Although the Company does not expect the final allocation to vary significantly, there may be adjustments made to the preliminary purchase price allocation that could result in changes to the preliminary fair values allocated, assigned useful lives and associated amortization recorded. The assets and liabilities in the preliminary purchase price allocation are stated at fair value based on estimates of fair value using available information and making assumptions management believes are reasonable. Intangibles identified and valued related to the transaction include customer relationships and non-compete agreements.

The Company determined the weighted average useful life at the date of valuation for the customer relationships and non-compete agreements to be 20 years and 5 years, respectively.

Goodwill for this acquisition is composed of synergies not valued, is deductible for tax purposes and is recorded within the Quench reportable segment.

The results of the operations of the acquired Bluline assets are included in the Quench reportable segment from and after the date of acquisition.

AUC Acquisition Holdings

On November 1, 2018, AquaVenture Holdings Inc., a wholly owned subsidiary of AquaVenture, acquired all of the issued and outstanding membership interests of AUC Acquisition Holdings (“AUC”), a provider of wastewater treatment and water reuse solutions based in Houston, Texas, pursuant to a membership interest purchase agreement (the “AUC Acquisition”). The aggregate purchase price was $130.9 million, including $127.0 million cash (including net working capital adjustments of $0.4 million), approximately 122 thousand ordinary shares of AquaVenture, or $2.0 million, and $1.9 million of acquisition contingent consideration. The acquisition contingent consideration is recorded at its estimated fair value with the ultimate payout based upon the future collection of assumed receivables. The undiscounted range of outcomes for the acquisition contingent consideration is $0 to $2.0 million.

Related transaction costs incurred by the Company during the three months ended March 31, 2019 were $0.1 million, which were expensed as incurred within SG&A expenses in the consolidated statements of operations and comprehensive income.

The Company completed the AUC Acquisition to expand its WAAS offerings in the wastewater treatment and water reuse businesses and broaden the Company’s existing portfolio in the United States.

The following table summarizes the preliminary purchase price allocated to the fair value of assets acquired, including intangibles recorded in conjunction with the business combination, and liabilities assumed (in thousands):

Assets acquired:
Cash and cash equivalents	$849
Trade receivables	1,763
Inventory	2,642
Current portion of long-term receivables	521
Prepaid expenses and other current assets	1,673
Property, plant and equipment	32,266
Other assets	25
Long-term receivables	306
Identified intangible assets	47,310
Goodwill	63,041
Total assets acquired	150,396
Liabilities assumed:
Accounts payable and accrued liabilities	(4,286)
Deferred revenue	(1,021)
Other long-term liabilities	(1,706)
Deferred tax liability	(12,483)
Total liabilities assumed	(19,496)
Total purchase price	$130,900

During the first quarter of 2019, the Company updated its allocation of the purchase price to the assets acquired and liabilities assumed. Intangibles identified and valued related to the transaction include customer relationships, trade names, non-compete agreements and backlog. The final valuation of the intangibles identified is dependent upon certain valuation and other studies that have not yet been finalized. Accordingly, the preliminary purchase price allocation is subject to further adjustment as additional information becomes available and as additional analyses and final valuations are completed. There can be no assurances that these additional analyses and final valuations will not result in material changes to the estimates of fair value set forth above. The estimated fair value of the customer relationships was determined using the multi-period excess earnings method which is based on the present value of expected cash flows generated by the revenues under the contract with the customer. The estimated fair value of the trade names was determined using the relief from royalty method which is based on the present value of royalty fees derived from projected revenues. The estimated fair value of the non-compete agreements was determined using the comparative business valuation method which is based on the present value of potential revenue and cash flow loss. The estimated fair value of the backlog, which represents revenues and the related profit for contracts executed but not yet completed, was determined using the multi-period excess earnings method.

The Company determined the weighted average useful life at the date of valuation for the customer relationships, trade names, non-compete agreements and backlogs is 20 years, 15 years, 4.9 years, and 0.7 years, respectively.

There was not a material impact on the amortization expense recorded during the three months ended March 31, 2019 as a result of the measurement period adjustments made to the purchase price allocation during the three months ended March 31, 2019.

Goodwill is composed of the acquired workforce and synergies not valued and is not deductible for tax purposes. Goodwill for the AUC Acquisition is recorded within the Seven Seas Water reportable segment.

The results of the operations of the acquired AUC assets are included in the Seven Seas Water reportable segment after the date of acquisition.

Alpine Water Systems, LLC

On August 6, 2018, Quench acquired substantially all the assets and assumed certain liabilities of Alpine Water Systems, LLC (“Alpine”), a POU water filtration company based in Las Vegas, Nevada, pursuant to an asset purchase agreement (the “Alpine Acquisition”). The aggregate purchase price of the Alpine Acquisition was $15.0 million, including $14.5 million in cash (including final working capital adjustment of $0.1 million which was received during the three months ended March 31, 2019), $0.4 million payable on August 6, 2020, and $0.1 million of acquisition contingent consideration. The acquisition contingent consideration is recorded at its estimated fair value with the ultimate payout based upon the future performance of the acquired assets. The undiscounted range of outcomes for the acquisition contingent consideration is $0 to $0.3 million. In addition, the asset purchase agreement includes contingent payments with the ultimate payout based upon the future performance of the acquired assets. The contingent payments are automatically forfeited if the employment of certain selling shareholders terminates. The Company has determined that the contingent payments will be post combination compensation expense, which will be accreted to their estimated payout amount of $0.4 million throughout the substantive service period. The undiscounted range of outcomes for the post combination compensation payout amount is $0 to $1.1 million. The assets acquired consist primarily of in-place lease agreements and the related POU systems in the United States and Canada.

Related transaction costs incurred by the Company during the three months ended March 31, 2019 were $0.2 million, which were expensed as incurred within SG&A expenses in the consolidated statements of operations and comprehensive income.

The Quench business completed the asset acquisition to expand its installed base of POU systems.

The following table summarizes the purchase price allocated to the fair value of assets acquired, including intangibles recorded in conjunction with the business combination, and liabilities assumed (in thousands), subject to measurement period adjustments:

Assets acquired:
Trade receivables	$556
Inventory	141
Prepaid expenses and other current assets	153
Property, plant and equipment	1,562
Customer relationships	6,280
Non-compete agreements	1,149
Goodwill	6,006
Total assets acquired	15,847
Liabilities assumed:
Accounts payable and accrued liabilities	(295)
Deferred revenue	(565)
Total liabilities assumed	(860)
Total purchase price	$14,987

As of March 31, 2019, the purchase price allocated to the fair value of assets acquired, including intangibles recorded in conjunction with the business combination, and liabilities assumed remains subject to measurement period adjustments. During the first quarter of 2019, the Company updated its allocation of the purchase price to the assets acquired and liabilities assumed. The assets and liabilities in the purchase price allocation are stated at fair value based on estimates of fair value using available information and making assumptions management believes are reasonable. Intangibles identified and valued related to the transaction include customer relationships and non-compete agreements. The fair value of the customer relationships was determined using the multi-period excess earnings method which is based on the present value of expected cash flows generated by the revenues under the contract with the customer using a discount rate of 13.4%. The fair value of the non-compete agreements was determined using the comparative business valuation method which is based on the present value of potential revenue loss using a discount rate of 13.4%.

The Company determined the weighted average useful life at the date of valuation for the customer relationships and non-compete agreements to be 15 years and 5 years, respectively.

There was not a material impact on the amortization expense recorded during the three months ended March 31, 2019 as a result of the measurement period adjustments made to the purchase price allocation during the three months ended March 31, 2019.

Goodwill is composed of synergies not valued, is deductible for tax purposes and is recorded within the Quench reportable segment.

The results of the operations of the acquired Alpine assets are included in the Quench reportable segment from and after the date of acquisition.

Wa-2 Water Company Ltd.

On March 1, 2018, Quench Canada, Inc., a wholly-owned subsidiary of the Company, acquired substantially all of the water filtration assets and assumed certain liabilities of Wa-2 Water Company Ltd. (“Wa-2”), pursuant to an asset purchase agreement for an aggregate purchase price of $5.1 million in cash, including a final working capital adjustment of approximately $5 thousand which was paid in June 2018 (the “Wa-2 Acquisition”). Approximately $0.3 million of the aggregate purchase price, subject to adjustment, was held in escrow for a period of one year by a third party for seller indemnifications. Wa-2 is a POU water filtration company based in Vancouver, British Columbia. The assets acquired consist primarily of in-place lease agreements and the related POU systems.

Related transaction costs incurred by the Company during the three months ended March 31, 2018 were $0.1 million. There were no related transaction costs incurred by the Company during the three months ended March 31, 2019.

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

As of March 31, 2019, the purchase price allocated to the fair value of assets acquired, including intangibles recorded in conjunction with the business combination, and liabilities assumed is considered final. During the second quarter of 2018, the Company updated its allocation of the purchase price to the assets acquired and liabilities assumed. The assets and liabilities in the purchase price allocation are stated at fair value based on estimates of fair value using available information and making assumptions management believes are reasonable. Intangibles identified and valued related to the transaction include customer relationships, trade names and non-compete agreements. The fair value of the customer relationships was determined using the multi-period excess earnings method which is based on the present value of expected cash flows generated by the revenues under the contract with the customer using a discount rate of 12.9%. The fair value of the trade names was determined using the relief from royalty method which is based on the present value of royalty fees derived from projected revenues using a discount rate of 12.9%. The fair value of the non-compete agreements was determined using the comparative business valuation method which is based on the present value of potential revenue and cash flow loss using a discount rate of 12.9%. The Company determined the weighted average useful life at the date of valuation for the customer relationships, trade names and non-compete agreements to be 20 years, 12 years, and 5 years, respectively.

There was not a material impact on the amortization expense recorded during the three months ended March 31, 2019 as a result of the measurement period adjustments made to the purchase price allocation during 2018.

Goodwill is composed of synergies not valued, is deductible for tax purposes and is recorded within the Quench reporting segment.

The results of the operations of the acquired Wa-2 assets are included in the Quench reportable segment from and after the date of acquisition.

Pro Forma Financial Information

The following unaudited pro forma financial information (in thousands, except for per share amounts) for the Company gives effect to the acquisitions of: (i) PHSI, which occurred on December 18, 2018; (ii) Bluline, which occurred on December 3, 2018; (iii) AUC, which occurred on November 1, 2018; (iv) Alpine, which occurred on August 6, 2018; and (v) Wa-2, which occurred on March 1, 2018, as if each had occurred on January 1, 2018. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred on the date indicated, or that may result in the future.

	Three months ended
	March 31,
	2019	2018
Revenues	$46,562	$44,410
Net loss	$(5,664)	$(10,005)
Loss per share	$(0.21)	$(0.38)

4. Revenue

Disaggregation of Revenue

The following table represents a disaggregation of revenue for the three months ended March 31, 2019 and 2018, along with the reportable segment for each category (in thousands):

	Three Months Ended March 31, 2019
	Seven Seas
	Water	Quench	Total
Bulk water
Water delivery	$8,713	$—	$8,713
Operating and maintenance	5,597	—	5,597
Total bulk water	14,310	—	14,310
Rental
Lease of equipment	3,139	18,668	21,807
Total rental	3,139	18,668	21,807
Financing	972	—	972
Product sales
Construction of plants	1,696	—	1,696
Sale of equipment, coffee and consumables	—	7,777	7,777
Total product sales	1,696	7,777	9,473
Total revenues	$20,117	$26,445	$46,562

	Three Months Ended March 31, 2018
	Seven Seas
	Water	Quench	Total
Bulk water
Water delivery	$8,439	$—	$8,439
Operating and maintenance	5,257	—	5,257
Total bulk water	13,696	—	13,696
Rental
Lease of equipment	—	13,959	13,959
Total rental	—	13,959	13,959
Financing	1,048	—	1,048
Product sales
Construction of plants	—	—	—
Sale of equipment, coffee and consumables	—	3,811	3,811
Total product sales	—	3,811	3,811
Total revenues	$14,744	$17,770	$32,514

Contract Assets and Liabilities

Contract assets include amounts related to our contractual right to consideration for completed performance obligations not yet invoiced. Contract liabilities include payments received in advance of performance under the contract or for differences between the amount billed to a customer and the revenue recognized for the completed performance obligation.

The following table provides information about contract assets and contract liabilities from contracts with customers at March 31, 2019 and December 31, 2018 (in thousands):

	March 31,	December 31,
	2019	2018
Contract assets
Trade receivables, net	$22,578	$21,437
Current portion of long-term receivables	7,099	6,538
Long-term receivables	38,250	40,574
Total contract assets	$67,927	$68,549

Contract liabilities
Deferred revenue, current	$4,298	$3,890
Deferred revenue, non-current	10,741	10,690
Total contract liabilities	$15,039	$14,580

Significant changes in the contract asset and the contract liability balances during the period are as follows (in thousands):

	Three months ended		Three months ended
	March 31, 2019		March 31, 2018
	Contract assets increase/(decrease)	Contract liabilities (increase)/decrease	Contract assets increase/(decrease)	Contract liabilities (increase)/decrease
Revenue recognized that was included in the contract liability balance at January 1, 2018	$—	$4,197	$—	$2,733
Deferred revenue acquired during the period	$—	$—	$—	$(356)

The Company had no asset impairment charges related to contract assets during the three months ended March 31, 2019 and March 31, 2018.

Transaction Price Allocated to Remaining Performance Obligations

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

Remainder of 2019	$48,184
2020	$47,250
2021	$47,098
2022	$45,297
2023	$45,297
Thereafter	$314,342

The amounts presented in the table above primarily consist of bulk water sales and service, service concession arrangements and construction revenues for certain product sales contracts. The amounts presented in the table above do not include the rental of equipment accounted for as operating leases as these are included within the disclosure in Note 6—Leases. The transaction price for bulk water sales and service and service concession arrangements are based on contractual minimum monthly charges and the expected amount of variable consideration related to the amount of water in excess of contractual minimum volumes, if applicable, or the amount of water expected to be supplied and the contractual rates. The remaining performance obligations to be performed generally include the delivery of bulk water or performance of O&M services with revenues being recognized as the remaining performance obligations are delivered to the customer. The transaction price for the construction revenues are based on the contractual price with the customer. The remaining performance obligations to be performed generally include the completed construction of the infrastructure.

5. Fair Value Measurements

At March 31, 2019 and December 31, 2018, the Company had the following assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets:

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

There were no transfers into or out of Level 1, 2 or 3 assets during the three months ended March 31, 2019. Transfers between levels are deemed to have occurred if the lowest level of input were to change.

The Company’s fair value measurements as of March 31, 2019 and December 31, 2018 were as follows (in thousands):

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Asset/	for Identical	Observable	Unobservable
Assets/Liabilities Measured at Fair Value	(Liability)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
As of March 31, 2019
Recurring basis:
Money market funds	$4,089	$4,089	$—	$—
U.S. Treasury securities	$30,080	$30,080	$—	$—
Acquisition contingent consideration	$2,486	$—	$—	$2,486
As of December 31, 2018
Recurring basis:
Money market funds	$42,135	$42,135	$—	$—
Acquisition contingent consideration	$3,109	$—	$—	$3,109

See Note 9—“Commitments and Contingencies” for changes in the estimated fair value and additional information on the acquisition contingent consideration.

6. Leases

Lessee accounting

The Company leases space and operating assets, including offices, office equipment, warehouses, storage yards and storage units under non-cancelable operating leases expiring at various dates with some containing escalation in rent clauses, rent concessions and/or renewal options. Minimum lease payments under operating leases are recognized on a straight-line basis over the term of the lease, including any periods of free rent.

The components of lease cost were as follows (in thousands):

Three Months Ended
March 31, 2019
Lease Cost
Operating lease cost	$717
Short-term lease cost	118
Variable lease cost	4
Total lease cost	$839

The weighted-average remaining lease term and weighted-average discount rate for operating leases as of March 31, 2019 is 8.0 years and 9.9%, respectively. Cash paid for operating leases that are included in the measurement of lease liabilities during the three months ended March 31, 2019 was $0.5 million.

As of March 31, 2019, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Remainder of 2019	$1,668
2020	1,684
2021	1,672
2022	1,561
2023	1,172
Thereafter	5,657
Total future minimum lease payments	13,414
Less imputed lease interest	(4,508)
Total lease liabilities	$8,906

As of December 31, 2018, future minimum lease payments under non‑cancelable operating leases are summarized as follows (in thousands):

2019	$2,097
2020	905
2021	990
2022	856
2023	773
Thereafter	5,117
Total future minimum lease payments	$10,738

Lessor accounting

The components of lease income were as follows (in thousands):

Three Months Ended
March 31, 2019
Lease income: sales-type leases
Profit at lease commencement	$-
Interest income on lease receivables	788
Total lease income: sales-type leases	788
Lease income: operating leases	21,807
Total lease income	$22,595

Future minimum rental revenues to be generated from the leased assets under non-cancelable operating leases are summarized as follows (in thousands):

Remainder of 2019	$43,949
2020	$39,370
2021	$25,633
2022	$16,192
2023	$11,737
Thereafter	$2,931

Included in long-term receivables, current and long-term receivables in the consolidated balance sheets are sales-type lease receivables for the Company’s sales-type leases. As of March 31, 2019, the maturities of the Company’s sales-type lease receivables are as follows (in thousands):

Remainder of 2019	$603
2020	761
2021	600
2022	473
2023	409
Thereafter	—
Total future minimum lease payments	2,846
Less imputed lease interest	(443)
Total sales-type lease receivables	$2,403

7. Share‑Based Compensation

AquaVenture Equity Awards

The AquaVenture Holdings Limited 2016 Share Option and Incentive Plan (the “2016 Plan”) allows for the issuance of incentive share options, non-qualified share options, share appreciation rights, restricted share units, restricted share awards, unrestricted share awards, cash-based awards, performance share awards and dividend equivalent rights to officers, employees, managers, directors and other key persons, including consultants to the Company. The aggregate number of ordinary shares initially authorized for issuance, subject to adjustment upon a change in capitalization, under the 2016 Plan was 5.0 million shares. The shares authorized for issuance increase annually by 4% of the number of ordinary shares issued and outstanding on the immediately preceding December 31. As of March 31, 2019, the number of ordinary shares authorized for issuance under the 2016 Plan was 8.2 million shares.

During the three months ended March 31, 2019, the Company granted an aggregate of 0.4 million restricted share units to employees, non-employee consultants and certain members of the Company’s board of directors. Restricted share units granted to employees and non-employee consultants had a time-based vesting schedule with 25% vesting on the first anniversary of the date of grant and the remaining 75% vesting quarterly over the remaining three years. Restricted share units granted to certain members of the Company’s board of directors vest in full on the first anniversary of the date of the grant. The aggregate grant date fair value of restricted share units granted during the three months ended March 31, 2019 was approximately $7.6 million.

Employee Stock Purchase Plan

Under the 2016 Employee Stock Purchase Plan (“2016 ESPP”), the Company offers eligible employee participants the right to purchase the Company’s ordinary shares at a price equal to the lesser of 85 percent of the closing market price on the first or last day of an established offering period. Based on the timing of the offering period, there were no shares sold to eligible employees under the 2016 ESPP during the three months ended March 31, 2019. Share-based compensation expense is recognized based on the fair value of the employees’ purchase rights under the 2016 ESPP and is amortized on a straight-line basis over the offering period. As of March 31, 2019, the number of ordinary shares authorized for issuance under the 2016 ESPP was 0.9 million.

Independent Directors’ Deferred Compensation Program

Under the Independent Directors' Deferred Compensation Program (the “Deferred Compensation Program”), eligible members of the Company’s board of directors (“Eligible Directors”) are able to defer all or a portion of the cash compensation or equity awards which they are due in the form of phantom share units. Each phantom share unit is the economic equivalent of one ordinary share of the Company. The number of phantom share units credited to the Eligible Director’s deferred account is equal to 120% of the aggregate deferred cash fees that would otherwise be payable on such date divided by the closing price of the Company’s ordinary shares on the award date. No premium is given to the directors for deferral of their equity awards. Phantom share units are settled in ordinary shares upon the earlier of the Eligible Director’s death, disability, separation from the board, sale event, or end of the first full fiscal year after the grant date. The phantom share units issued in lieu of the cash retainers have no vesting period and cannot be forfeited. The phantom share units issued in lieu of the restricted units have a stated vesting period but will then have a deferred delivery once vested.

Share-based compensation expense for the phantom share units issued in lieu of the cash retainers is recognized on the date of grant, while share-based compensation expense for the phantom share units issued in lieu of the restricted units is recognized over the requisite service period, which is typically 12 months.

During the three months ended March 31, 2019, the Company granted approximately 19 thousand phantom shares to Eligible Directors, including 17 thousand phantom shares which vest in full on the first anniversary of the date of the grant and 2 thousand phantom shares that are immediately vested. The aggregate grant date fair value of the awards granted during the three months ended March 31, 2019 was $0.4 million.

During the three months ended March 31, 2019, approximately 9 thousand phantom share units were forfeited pursuant to the terms in the Deferred Compensation Program. During the three months ended March 31, 2019, approximately 4 thousand phantom share units were converted to 4 thousand ordinary shares of the Company pursuant to the terms in the Deferred Compensation Program.

At March 31, 2019, approximately 53 thousand phantom shares remained outstanding.

Share‑Based Compensation Expense

Total share‑based compensation expense recognized for all equity awards during the three months ended March 31, 2019 and 2018 was $1.0 million and $3.3 million, respectively. For the three months ended March 31, 2019, $0.9 million and $0.1 million were recorded in SG&A and cost of revenues, respectively, within the consolidated statements of operations and comprehensive income. For the three months ended March 31, 2018, $3.2 million and $0.1 million were recorded in SG&A and cost of revenues, respectively, within the consolidated statements of operations and comprehensive income.

There was no related tax benefit for the three months ended March 31, 2019 and 2018.

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

The following table provides information for calculating net loss applicable to ordinary shareholders (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2019	2018
Numerator:
Net loss	$(5,664)	$(6,346)

Denominator:
Weighted-average ordinary shares outstanding - basic and diluted	26,865	26,491

Loss per share - basic and diluted	$(0.21)	$(0.24)

Given that the Company had a net loss for the three months ended March 31, 2019 and 2018, the calculation of diluted loss per share is computed using basic weighted average ordinary shares outstanding.

Approximately 4.2 million weighted-average outstanding share awards for the three months ended March 31, 2019 were excluded from the calculation of diluted earnings per share because their effect was antidilutive. Approximately 4.1 million weighted-average outstanding share awards for the three months ended March 31, 2018 were excluded from the calculation of diluted earnings per share because their effect was antidilutive.

9. Commitments and Contingencies

Asset Retirement Obligations

Asset retirement obligation (“ARO”) liabilities, which arise from contractual requirements to perform certain asset retirement activities and is generally recorded when the asset is constructed, are based on the Company’s engineering estimates of future costs to dismantle and remove equipment from a customer’s plant site and to restore the site to a specified condition at the conclusion of a contract. As appropriate, the Company revises certain of its liabilities based on changes in the projected costs for future removal and shipping activities. These revisions, along with accretion expense, are included in cost of revenues in the consolidated statements of operations and comprehensive income.

During the three months ended March 31, 2019 and 2018, the Company recorded accretion expense of $13 thousand and $12 thousand, respectively. In addition, the Company performed certain asset retirement activities and recorded a valuation adjustment of $24 thousand during the three months ended March 31, 2019, which was recorded in cost of revenues in the consolidated statements of operations and comprehensive income. No valuation adjustments were recorded during the three months ended March 31, 2018.

At March 31, 2019 and December 31, 2018, the current portion of the ARO liabilities was $0.6 and $0.7 million, respectively,  which are recorded in accrued liabilities in the consolidated balance sheets. At March 31, 2019 and December 31, 2018, the long‑term portion of the ARO liabilities was $0.5 million and $0.5 million, respectively, which are recorded in other long‑term liabilities in the consolidated balance sheets.

Acquisition Contingent Consideration

Acquisition contingent consideration represents earnouts or additional purchase price that was derived in connection with certain acquisitions.

A reconciliation of the beginning and ending amounts of the acquisition contingent consideration is as follows (in thousands):

Three Months Ended
March 31, 2019
Acquisition contingent consideration at beginning of the period	$3,109
Payments	(670)
Valuation adjustments	9
Interest accretion	38
Acquisition contingent consideration at end of the period	$2,486

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

The Company recorded interest accretion expense within the consolidated statements of operations and comprehensive income of $38 thousand and $0 for the three months ended March 31, 2019 and 2018, respectively. The Company also recorded valuation adjustments of $9 thousand for the change in fair value during the three months ended March 31, 2019, which was composed of (i) $64 thousand which was recorded in SG&A in the consolidated statements of operations and comprehensive income and (ii) $(55) thousand that was part of final purchase price allocation adjustments.

At March 31, 2019 and December 31, 2018, $2.4 million and $2.7 million, respectively, were deemed current and were recorded in accrued liabilities in the consolidated balance sheets. At March 31, 2019 and December 31, 2018, $0.1 million and $0.4 million, respectively, were deemed long-term and were recorded in other long-term liabilities in the consolidated balance sheets.

Litigation, Claims and Administrative Matters

The Company, may, from time to time, be a party to legal proceedings, claims, and administrative matters that arise in the normal course of business. The Company has made accruals with respect to certain of these matters, where appropriate, that are reflected in the consolidated financial statements but are not, individually or in the aggregate, considered material. For other matters for which an accrual has not been made, the Company has not yet determined that a loss is probable or the amount of loss cannot be reasonably estimated. While the ultimate outcome of the matters cannot be determined, the Company currently does not expect that these proceedings and claims, individually or in the aggregate, will have a material effect on its consolidated financial position, results of operations, or cash flows. The outcome of any litigation is inherently uncertain, however, and if decided adversely to the Company, or if the Company determines that settlement of particular litigation is appropriate, the Company may be subject to liability that could have a material adverse effect on its consolidated financial position, results of operations, or cash flows. The Company maintains liability insurance in such amounts and with such coverage and deductibles as management believes is reasonable. The principal liability risks that the Company insures against are customer lawsuits caused by damage or nonperformance, workers’ compensation, personal injury, bodily injury, property damage, directors’ and officers’ liability, errors and omissions, employment practices liability and fidelity losses. There can be no assurance that the Company’s liability insurance will cover any or all events or that the limits of coverage will be sufficient to fully cover all liabilities. As of March 31, 2019, the Company determined there are no matters for which a material loss is reasonably possible or the Company has either determined that the range of loss is not reasonably estimable or that any reasonably estimable range of loss is not material to the consolidated financial statements.

10. Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Cash paid during the period:
Income taxes, net	$876	$746
Interest, net	$6,282	$3,030
Non-Cash Transaction Information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$175	—
Non-cash capital expenditures	$1,264	$184

The components of total ending cash for the periods presented in the consolidated statement of cash flows are as follows (in thousands):

	As of
	March 31,
	2019	2018
Cash and cash equivalents	$47,357	$109,950
Restricted cash, current	—	2,000
Restricted cash, non-current	4,211	4,010
Cash, cash equivalents and restricted cash	$51,568	$115,960

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

The following table provides information by reportable segment and a reconciliation to the consolidated results for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31, 2019
	Seven Seas		Corporate
	Water	Quench	& Other	Total
Revenues:
Bulk water	$14,310	$—	$—	$14,310
Rental	3,139	18,668	—	21,807
Product sales	1,696	7,777	—	9,473
Financing	972	—	—	972
Total revenues	20,117	26,445	—	46,562
Gross profit:
Bulk water	7,728	—	—	7,728
Rental	2,336	9,865	—	12,201
Product sales	293	3,121	—	3,414
Financing	972	—	—	972
Total gross profit	11,329	12,986	—	24,315
Selling, general and administrative expenses	7,300	14,201	1,368	22,869
Income (loss) from operations	4,029	(1,215)	(1,368)	1,446
Other expense, net				(6,509)
Loss before income tax expense				(5,063)
Income tax expense				601
Net loss				$(5,664)
Other information:
Depreciation and amortization	$5,696	$6,262	$—	$11,958
Expenditures for long-lived assets	$4,381	$2,796	$—	$7,177
Amortization of deferred financing fees	$69	$51	$134	$254

	Three Months Ended March 31, 2018
	Seven Seas		Corporate
	Water	Quench	& Other	Total
Revenues:
Bulk water	$13,696	$—	$—	$13,696
Rental	—	13,959	—	13,959
Product sales	—	3,811	—	3,811
Financing	1,048	—	—	1,048
Total revenues	14,744	17,770	—	32,514
Gross profit:
Bulk water	7,189	—	—	7,189
Rental	—	7,503	—	7,503
Product sales	—	1,285	—	1,285
Financing	1,048	—	—	1,048
Total gross profit	8,237	8,788	—	17,025
Selling, general and administrative expenses	7,603	10,719	1,252	19,574
Income (loss) from operations	634	(1,931)	(1,252)	(2,549)
Other expense, net				(3,390)
Loss before income tax expense				(5,939)
Income tax expense				407
Net loss				$(6,346)
Other information:
Depreciation and amortization	$3,564	$4,296	$—	$7,860
Expenditures for long-lived assets	$515	$2,332	$—	$2,847
Amortization of deferred financing fees	$66	$51	$122	$239

12. Significant Concentrations, Risks and Uncertainties

The Company is exposed to interest rate risk resulting from its variable rate loans outstanding that adjust with movements in LIBOR.

For the three months ended March 31, 2019, a significant portion of the Company’s revenues were derived from territories and countries in the Caribbean region. Demand for water in the Caribbean region is impacted by, among other things, levels of rainfall, natural disaster or other catastrophic events, the tourism industry and demand from our industrial clients. Destruction caused by tropical storms and hurricanes, high levels of rainfall, downturn in the level of tourism and demand for real estate could all adversely impact the future performance of the Company as well as cause delays in collections from the Company’s customers.

At March 31, 2019, a significant portion of the Company’s property, plant and equipment is located in the Caribbean region. The Caribbean islands are situated in a geography where tropical storms and hurricanes occur with regularity, especially during certain times of the year. The Company designs its plant facilities to withstand such conditions; however, a major storm could result in plant damage or periods of reduced consumption or unavailability of electricity or source seawater needed to produce water in one or more of our locations. It is the Company’s policy to maintain adequate levels of property and casualty insurance; however, the Company only insures certain of its plants for wind damage.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Operating Results.

The following discussion and analysis of our financial condition and operating results should be read in conjunction with the financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and the related management’s discussion and analysis of our financial condition and operating results included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as amended.  This discussion contains forward‑looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as amended.

Overview

AquaVenture Holdings Limited and its subsidiaries (the “Company”, “AquaVenture”, “we”, “us” and “our”) is a multinational provider of Water as a Service ®, or WAAS ®, solutions that provide our customers with a reliable and cost-effective source of clean drinking water, processed water and wastewater treatment and water reuse solutions primarily under long term contracts that minimize capital investment by the customer. We believe our WAAS business model offers a differentiated value proposition that generates long term customer relationships, recurring revenue, predictable cash flow and attractive rates of return. We generate revenue from our operations in North America, the Caribbean and South America and are pursuing expansion opportunities in North America, the Caribbean, South America, Africa, the Middle East and other select markets.

We deliver our WAAS solutions through two operating platforms: Seven Seas Water and Quench. Seven Seas Water is a multinational provider of desalination, wastewater treatment and water reuse solutions to governmental, municipal (including utility districts), industrial, property developer and hospitality customers. Our desalination solutions provide more than 8.5 billion gallons per year of potable, high purity industrial grade and ultra-pure water (which is water that is treated to meet higher purity standards required for industrial, semiconductor, utility or pharmaceutical applications). Our wastewater treatment and water reuse solutions, which include plants ranging in capacity from 5,000 gallons per day, or GPD, to more than 1.5 million GPD, are provided through approximately 90 leases with customers. Quench is a U.S. based provider of Point of Use, or POU, filtered water systems and related services through direct and indirect sales channels to approximately 50,000 institutional and commercial customers, including more than half of the Fortune 500, throughout the United States and Canada.

Through our Seven Seas Water desalination solutions, we generate recurring revenue through long‑term contracts for the delivery of treated bulk water, generally based on the amount of water we deliver. As of March 31, 2019, the significant majority of our Seven Seas Water revenue is derived from our operations in six different locations:

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

Through our Seven Seas Water wastewater treatment and water reuse solutions, we design, fabricate and install plants that are leased under a contractual term or sold to customers. The wastewater treatment and water reuse solutions offered to customers include scalable modular treatment plants, field-erected plants and temporary bypass plants ranging from 5,000 GPD to more than 1.5 million GPD. These solutions are provided through approximately 90 leases with customers. With the acquisition of AUC Acquisition Holdings (“AUC”) on November 1, 2018, in which we acquired all of the issued and outstanding membership interests of AUC pursuant to a membership interest purchase agreement (the “AUC Acquisition”), we significantly increased our wastewater treatment and water reuse solutions.

We are supported by operation centers in Tampa, Florida and Houston, Texas, which provides business development, engineering, field service support, procurement, accounting, finance and other administrative functions.

Our Quench platform generates recurring revenue from the rental and servicing of POU water filtration systems and related equipment, such as ice and sparkling water machines, and from the contracted maintenance of customer owned equipment. Quench also generates revenue from the sale of coffee and other consumables pursuant to agreements which require customers to purchase a minimum monthly amount in exchange for the use of a coffee brewer. Our annual unit attrition rate at March 31, 2019 was approximately 7.5%, implying an average rental period of more than 12 years. We define “annual unit attrition” as a ratio, the numerator of which is the total number of removals of company-owned and billed rental units during the trailing 12 month period, and the denominator of which is the average number of company-owned and billed rental units during the same 12 month period. Through our direct sales channel, we receive recurring fees for the units we rent or service throughout the life of our customer relationship. In addition, we also receive non-recurring revenue from some customers for the sale of equipment and for certain services, such as the installation, relocation or removal of equipment. Through our indirect sales channel, we receive re-occurring revenue from the sale of equipment, parts and filters to dealers and retailers. We achieve an attractive return on our rental assets due to strong customer retention. We provide our systems and services to a broad mix of industries, including government, education, medical, manufacturing, retail and hospitality, among others. We operate principally throughout the United States and Canada and are supported by a primary operations center in King of Prussia, Pennsylvania.

While we routinely identify and evaluate potential acquisition candidates and engage in discussions and negotiations regarding potential acquisitions there can be no assurance that any of our discussions or negotiations will result in an acquisition. If we enter into definitive agreements, there can be no assurances that all the conditions precedent to completing those acquisitions will be satisfied or waived, or that the acquisitions will be completed. Further, if we make any acquisitions, there can be no assurance that we will be able to operate or integrate any acquired businesses profitably or otherwise successfully implement our expansion strategy.

For the three months ended March 31, 2019, our consolidated revenues were $46.6 million, which represents an increase of 43.2% over consolidated revenues of $32.5 million for the three months ended March 31, 2018. The increases in consolidated revenues for the three months ended March 31, 2019 were composed of increases in our Seven Seas Water segment of 36.4% and increases in our Quench segment of 48.8% over the same period of 2018. The increase in revenue for our Seven Seas Water segment was primarily driven by the inclusion of AUC operations and higher revenues in our USVI and BVI operations. The increase in revenue for our Quench segment was mainly the result of the inclusion of revenues from acquisitions during late 2018, an increase in product sales revenue and an increase in rental revenues due to additional units placed under new leases in excess of unit attrition.

Operating Segments

We have two reportable segments that align with our operating platforms, Seven Seas Water and Quench. The segment determination is supported by, among other factors, the existence of individuals responsible for the operations of each segment and who also report directly to our chief operating decision maker (“CODM”), the nature of the segment’s operations and information presented to our CODM. For the three months ended March 31, 2019, revenues for the Seven Seas Water and Quench segments represented approximately 43% and 57%, respectively, of our consolidated revenues.

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

Components of Revenues and Expenses

For a discussion on our accounting policies as restated in accordance with the adoption, please refer to Note 2—“Summary of Significant Accounting Policies—New Accounting Pronouncements” to the consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to the components of revenues and expenses from those described in “Management’s discussion and analysis of financial condition and results of operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as amended.

Key Factors Affecting Our Performance and Comparability of Results

A number of key factors have affected and will continue to affect our performance and the comparison of our operating results, including matters discussed below and those items described in the section entitled “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as amended, and subsequent filings.

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

Due to the capital-intensive nature of our desalination solutions and the relatively high level of fixed costs such as depreciation and contract cost amortization, our Seven Seas Water business model is characterized by high levels of operating leverage. As a result, significant swings in bulk water production volume could favorably or unfavorably impact profitability more significantly than business models with less operating leverage. We have mitigated the downside risk of declines in bulk water plant production through the inclusion of minimum customer purchase requirements in a majority of our water supply contracts. In the water supply contracts that do not, we have contractual rights to be the exclusive water supplier or our customer must purchase all the water we produce and we must provide volume at a specified percentage of installed capacity. We design our plants to meet or exceed contractual supply requirements but our failure to meet minimum supply requirements could result in penalties that may adversely affect our financial performance.

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

Customer Demand and Certain Other External Factors

For our desalination solutions, we design plant capacity to exceed the minimum purchase requirements contained in our contracts to meet anticipated customer needs and maintain sufficient excess capacity. Our customer’s water demand and our ability to meet that demand can vary among quarters and annual periods for a variety of reasons over which we have little control, including:

•

the timing and length of shutdowns of customer facilities or infrastructure due to factors such as equipment failures, power outages, feedstock interruptions, regular scheduled maintenance and severe weather which can adversely affect customer demand;

•

seasonal fluctuations or downturns in the general economy can be expected to adversely affect demand from customers for whom tourism is a significant economic driver, including our municipal or resort customers;

•

economic cycles or political events may affect the industrial customers we serve, especially those in the energy and mining sectors where volatility in commodity prices or consolidation of capacity could adversely affect customer demand;

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

For our wastewater treatment and water reuse solutions, we utilize a modular design that enables us to expand capacity with increasing customer demand. The plants are designed to treat peak volumes of wastewater produced by our customers. Our customer’s demand for our wastewater treatment and water reuse solutions can vary among quarters and annual periods for a variety of reasons over which we have little control, including:

•	individual developers or customers inability to procure funding to initiate building or expanding certain residential developments;
•	residential development specific construction delays such as weather-related delays, changes in specifications or inability of ancillary contractors to perform works;
•	downturns in the general economy and housing market that can decrease demand for new housing developments thus limiting increases in demand for wastewater treatment;
•	replacement of our solutions by a larger, centralized facility or the connecting of customers to a centralized wastewater treatment or water reuse solution; and

•	potential changes in the regulatory environment that could impede development of further decentralized wastewater treatment systems.

Quench

Attracting New Customers

Our performance will be affected by our ability to continue to attract new customers. We believe that the U.S. commercial water cooler market is underpenetrated by POU water filtration, which, according to a 2016 study by Zenith International, represented only 11.1% by revenue of a $4.2 billion per year market in 2015. We intend to continue to invest in selling and marketing efforts to attract new customers for our filtered water systems, both within our existing geographic territories and in additional targeted territories. Our ability to attract new customers may vary from period to period for several reasons, including the effectiveness of our selling and marketing efforts, our ability to hire and retain salespeople, competitive dynamics, variability in our sales cycle (particularly related to opportunities to serve larger enterprises), the timing of the roll‑out of large‑enterprise orders and general economic conditions.

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

Typically, we rent our systems to customers on multi‑year, automatically‑renewing contracts, and we anticipate extending our relationships with existing customers beyond the initial contract term. Some customers terminate their agreements during the agreement term, typically due to financial constraints, and others cancel at the end of the term. Our annual unit attrition rate at March 31, 2019 was approximately 7.5%, implying an average rental period of more than 12 years. Our ability to retain our existing customer relationships will affect our performance and is affected by a number of factors, including the effectiveness of our retention efforts, the quality of our products and service, our pricing, competitive dynamics in the industry, product availability, and the health of the economy. In addition, the non-recurring revenue from the sale of equipment, coffee and consumables, is less predictable and can change based on fluctuations in demand in a specific period.

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

Quench incurs selling, general and administrative costs to support a national sales force, a widely dispersed installed base of customers, and a high volume of recurring business transactions. A portion of such costs is composed of new customer acquisition costs, such as lead generation expenses and certain sales commissions, which are expensed upfront and recovered over the periods following the execution of a customer contract and any subsequent renewal. Commissions and other costs that are directly related to the negotiation and execution of leases, considered contract acquisition costs, are capitalized and amortized on a straight‑line basis over the contract period. Selling, general and administrative costs also include certain costs to complete business acquisitions, which precede the realization of revenues generated by the acquired new business, and discretionary investments in infrastructure to support our plans for Quench’s future long‑term growth. The timing of these expenditures and their impact relative to the revenues generated can affect our performance and comparability of results.

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

In February 2016, the Financial Accounting Standards Board, or FASB, issued authoritative guidance regarding leases that requires lessees to recognize a lease liability and right of use asset for operating leases, with the exception of short-term leases. In addition, lessor accounting was modified to align, where necessary, with lessee accounting modifications and the authoritative guidance regarding revenue from contracts with customers. During 2018, the FASB issued additional authoritative guidance which, among other things, provided an option to apply transition provisions under the standard at adoption date rather than the earliest comparative period presented as well as added a practical expedient that would permit lessors to not separate non-lease components from the associated lease components if certain conditions are met. These amendments are effective, in conjunction with the new lease standard, for annual reporting periods beginning on or after December 15, 2018, including interim periods within those annual periods.

We adopted this guidance on a modified retrospective basis on January 1, 2019 with the cumulative effect of transition as of the effective date of adoption. For a discussion on the impacts of the authoritative guidance on our financial statements, please refer to Note 2—“Summary of Significant Accounting Policies— Adoption of New Accounting Pronouncements” to the consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q.

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

In March 2019, the FASB issued authoritative guidance regarding targeted changes to lessor accounting. This guidance will be effective for annual reporting periods beginning on or after December 15, 2019, including interim periods within those annual periods, and early adoption is permitted. We are currently evaluating the potential impact of the accounting and disclosure requirements on the consolidated financial statements.

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

There have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as amended, except as follows:

Leases

Lessee accounting

We lease space and operating assets, including offices, office equipment, warehouses, storage yards and storage units under non-cancelable operating leases. We account for these leases in accordance with the authoritative guidance adopted as of January 1, 2019. Please see “Adoption of New Accounting Pronouncements” section above for information regarding this adoption.

At contract inception, we determine if an arrangement is or contains a lease. If the arrangement contains a lease, we recognize a right-of-use asset and an operating lease liability at the lease commencement date. Lease expense for lease payments made is recognized on a straight-line basis over the lease term.

The operating lease liability is initially measured at the present value of the unpaid lease payments at the lease commencement date. The current portion of our operating lease liabilities are recorded within accrued liabilities in the consolidated balance sheets.

The right-of-use asset is initially measured at cost, which is comprised of the initial amount of the operating lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. The right-of-use asset is subsequently measured throughout the lease term at the carrying amount of the operating lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. Right-of-use assets are periodically reviewed for impairment whenever events or changes in circumstances arise. During the three months ended March 31, 2019, we incurred no impairment charges related to right-of-use assets.

Key estimates and judgments in determining both the operating lease liability and right-of-use asset include the determination of (i) the discount rate it uses to discount the unpaid lease payments to present value, (ii) the lease term and (iii) the lease payments.

The discount rate applied to the unpaid lease payments is the interest rate implicit in the lease or, if that rate cannot be readily determined, our incremental borrowing rate. Generally, we cannot determine the interest rate implicit in the lease because we do not have access to the lessor’s estimated residual value or the amount of the lessor’s deferred initial direct costs. Therefore, we generally derive an incremental borrowing rate as the discount rate for the lease. Our incremental borrowing rate for a lease is the rate of interest we would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms.

The lease term for all of our leases includes the noncancelable period of the lease, plus any additional periods covered by either our option to extend (or not to terminate) the lease that we are reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor.

Lease payments included in the measurement of operating lease liabilities are comprised of the following:

•	fixed payments;
•	variable lease payments that depend on an index or rate, initially measured using the index or rate at the lease commencement date; and
•	the exercise price of our option to purchase the underlying asset if we are reasonably certain to exercise the option.

In certain instances, our leases include non-lease components, such as equipment maintenance or common area maintenance. As part of its adoption of authoritative guidance on leases on January 1, 2019, we have not elected the practical expedient to account for the lease and non-lease components as a single lease component and have elected (for all classes of underlying assets) to account for these components separately. We have allocated the consideration in the contract to the lease and non-lease components based on each component's relative standalone price. We determine standalone prices for the lease components based on the prices for which other lessors lease similar assets on a standalone basis. We determine standalone prices for the non-lease components based on the prices that suppliers might charge for those type of services on a standalone basis. If observable standalone prices are not readily available, we estimate the standalone prices maximizing the use of observable information.

We have elected to utilize the short-term lease exemption and not recognize a right-of-use asset and corresponding operating lease liability for leases with expected terms of 12 months or less. We recognize the lease payments associated with its short-term leases on a straight-line basis over the lease term.

Lessor accounting

We generate revenues through the lease of its bulk water facilities, wastewater treatment and water reuse equipment, and filtered water and related systems equipment to customers. In certain instances, we enter into a contract with a  customer but must construct the underlying asset, including bulk water facilities and wastewater treatment and water reuse equipment, prior to its lease.

At the time of contract inception, we determine if an arrangement is or contains a lease.

Customer contracts that contain leases, which can be explicit or implicit in the contract, are generally classified as either operating leases or sales-type leases and can contain both lease and non-lease components, including operating and maintenance services (“O&M”) of the Company-owned equipment. As part of our adoption of authoritative guidance on leases on January 1, 2019, we elected the practical expedient for all classes of underlying assets to not separate the lease and non-lease components if certain conditions are met, including the classification of the lease component as operating and the revenue recognition pattern of both the lease and non-lease components. We will account for the contract with the customer as a combined component under the respective authoritative guidance for the predominant element in the contract, the lease or non-lease component.

For leases classified as sales-type leases, we allocate the transaction price based on the relative standalone selling prices of the identified performance obligations.

If the customer contract contains or is accounted for as a lease, the key estimates and judgments used in accounting for the lease as a lessor include the following: (i) lease term, (ii) the economic life of the underlying leased asset, (iii) determination of lease payments and (iv) determination of the fair value at the time of contract inception and the residual fair value of the underlying leased asset.

The lease term for all of our leases includes the noncancelable period of the lease, plus any additional periods covered by either a lessee option to extend (or not to terminate) the lease that the lessee is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by us. Contracts entered into with customers can include either the option to renew or an auto-renewing provision that results in the automatic extension of the existing contract. In certain instances, key provisions such as the lease payment and term of the renewal are not stated and are subject to renewal.

The economic life of the underlying leased asset is determined to be either the period over which the asset is expected to be economically usable, or where the benefits it can produce exceed the cost to replace or undertake major repairs. In certain instances, the economic life of the underlying leased asset can exceed the useful life we assign.

Lease payments that are accounted for as rental revenue are comprised of the following:

•	fixed payments;
•	variable lease payments that depend on an index or rate, initially measured using the index or rate at the lease commencement date;
•	the exercise price of a lessee option to purchase the underlying asset if the lessee is reasonably certain to exercise the option; and
•	payments for penalties for the termination of a lease if the term reflects the lessee terminating the lease; and

Our leases do not typically include a requirement for the customer to guarantee the residual value of the underlying leased asset. Variable lease payments that do not depend on an index or rate are excluded from the determination of lease payments.

The fair value of the underlying leased asset at contract inception and residual fair value of underlying leased asset at the end of the term of the lease are determined based on the price that would be received to sell an asset in an orderly transaction at the time of valuation. Our risk management strategy for protecting the residual fair value of the underlying assets include our ongoing maintenance during the lease term as well as clauses and other protections within the lease agreements which require the lessee to return the underlying asset in working condition at the end of the lease term.

At contract inception, the we determine the lease classification of the underlying asset. We consider inputs such as the lease term, lease payments, fair value of the underlying asset and residual fair value of the underlying asset when assessing the classification. The discount rate applied to the unpaid lease payments is the interest rate implicit in the lease. The rate implicit in the lease is the rate of interest that, at a given date, causes the aggregate present value of (a) the lease payments and (b) the amount that the we expect to derive from the underlying asset following the end of the lease term to equal the sum of (1) the fair value of the underlying asset minus any related investment tax credit retained and expected to be realized and (2) any deferred initial direct costs we incur.

In certain instances, contracts with customers may also include the option for the customer to purchase the underlying asset at the end of the lease term. When applicable and certain conditions are met, we will incorporate the stated purchase price into the determination of its implied interest rate.

Results of Operations

The operating expenses of the parent, AquaVenture Holdings Limited, are reported separately from the two operating and reportable segments below. See “Operating Segments” located in the “Overview” section above for more information.

The following table sets forth the components of our consolidated statements of operations and comprehensive income for each of the periods presented.

	Three Months Ended
	March 31,
	2019	2018

Revenues:
Bulk water	$14,310	$13,696
Rental	21,807	13,959
Product sales	9,473	3,811
Financing	972	1,048
Total revenues	46,562	32,514
Cost of revenues:
Bulk water	6,582	6,507
Rental	9,606	6,456
Product sales	6,059	2,526
Total cost of revenues	22,247	15,489
Gross profit	24,315	17,025
Selling, general and administrative expenses	22,869	19,574
Income (loss) from operations	1,446	(2,549)
Other expense:
Interest expense, net	(6,560)	(3,250)
Other (expense) income, net	51	(140)
Loss before income tax expense	(5,063)	(5,939)
Income tax expense	601	407
Net loss	$(5,664)	$(6,346)

The following table sets forth the components of our consolidated statements of operations and comprehensive income for each of the periods presented as a percentage of revenue.

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Bulk water	30.7%	42.1%
Rental	46.8%	42.9%
Product sales	20.4%	3.2%
Financing	2.1%	11.8%
Total revenues	100.0%	100.0%
Cost of revenues:
Bulk water	14.1%	20.0%
Rental	20.6%	19.9%
Product sales	13.0%	7.8%
Total cost of revenues	47.7%	47.7%
Gross profit	52.2%	52.4%
Selling, general and administrative expenses	49.1%	60.2%
Income (loss) from operations	3.1%	(7.8)%
Other expense:
Interest expense, net	(14.1)%	(10.0)%
Other (expense) income, net	0.1%	(0.4)%
Loss before income tax expense	(10.9)%	(18.2)%
Income tax expense	1.3%	1.3%
Net loss	(12.2)%	(19.5)%

Comparison of the Three Months Ended March 31, 2019 and 2018

Revenues

The following table presents revenue for each of our two operating segments:

	Three Months Ended
	March 31,		Change
	2019	2018	Dollars	Percent
	(dollars in thousands)
Revenues:
Seven Seas Water
Bulk water	$14,310	$13,696	$614	4.5%
Rental	3,139	—	3,139	NM
Product sales	1,696	—	1,696	NM
Financing	972	1,048	(76)	(7.3)%
Total Seven Seas Water	$20,117	$14,744	$5,373	36.4%

Quench
Rental	$18,668	$13,959	$4,709	33.7%
Product sales	7,777	3,811	3,966	104.1%
Total Quench	$26,445	$17,770	$8,675	48.8%

Total revenues	$46,562	$32,514	$14,048	43.2%

Our total revenues of $46.6 million for the three months ended March 31, 2019 increased $14.0 million, or 43.2%, from $32.5 million for the three months ended March 31, 2018 through a combination of organic and inorganic growth. In calculating organic and inorganic revenue growth, (i) organic growth represents estimated revenue from operations that existed in both the current and comparable periods, and (ii) inorganic growth includes the estimated revenue from acquisitions for the 12 months following an acquisition and any revenue contributions from divested businesses for the months in the prior year period in which the business did not exist in the current year period.

Seven Seas Water revenues for the three months ended March 31, 2019 increased $5.4 million, or 36.4%, compared to the same period of 2018, which were comprised of 34.5% inorganic growth and 1.9% organic growth.  Bulk water revenues increased $0.6 million, or 4.5%, compared to the prior year period, primarily due to: (i) an increase of $0.3 million from our USVI operations due to higher production volumes in the current quarter compared to the same period of 2018; (ii) an increase of $0.2 million in connection with the commencement of our water contract in Anguilla; and (iii) an increase of $0.2 million in our BVI operations driven by increases in the water rate compared to the prior year period. This was partially offset by $0.2 million lower revenue in our Peru operations due to revenue received in the prior year period in connection with non-routine services performed for the customer. Rental revenues and product sales increased $3.1 million and $1.7 million respectively, due to the inclusion of the AUC operation which was acquired in November 2018.

Quench revenues for the three months ended March 31, 2019 increased $8.7 million, or 48.8%, compared to the same period of 2018, and were comprised of 36.7% of inorganic growth and 12.1% organic growth. Partially offsetting this increase was $1.1 million lower revenue due to the divestiture of the Atlas High Purity Solutions business in October 2018. Rental revenues increased $4.7 million, or 33.7%, compared to the prior year period, which was comprised of 26.6% inorganic growth from acquisitions and 7.1% of organic growth due to additional units placed under new leases in excess of unit attrition. Product sales increased $4.0 million compared to the same period of 2018, which included $2.9 million of inorganic growth primarily due to the acquisitions of PHSI and Bluline in December 2018, and $1.1 million of organic growth driven by higher indirect dealer equipment sales and coffee sales.

Cost of revenues, gross profit and gross margin

The following table presents the major components of cost of revenues, gross profit and gross margin for our two operating segments:

	Three Months Ended
	March 31,		Change
	2019	2018	Percent
Gross Margin:
Seven Seas Water
Bulk water	54.0%	52.5%	1.5%
Rental	74.4%	—%	NM
Product sales	17.3%	—%	NM
Financing	100.0%	100.0%	—%
Total Seven Seas Water	56.3%	55.9%	0.4%

Quench
Rental	52.8%	53.8%	(1.0)%
Product sales	40.1%	33.7%	6.4%
Total Quench	49.1%	49.5%	(0.4)%

Total gross margin	52.2%	52.4%	(0.2)%

Total gross margin for the three months ended March 31, 2019 decreased 20 basis points to 52.2% from 52.4% for the same period in 2018.

Seven Seas Water gross margin for the three months ended March 31, 2019 increased 40 basis points to 56.3% compared to 55.9% in the prior year period. Bulk water gross margin of 54.0% increased 150 basis points compared to 52.5% in the prior year period primarily due to lower cost as a percentage of revenue in our Curacao operations due to lower production volumes in relation to the minimum purchase requirement and higher revenues in our BVI operations without a commensurate increase in costs, partially offset by a lower gross margin in Trinidad due to an adverse effect on production volumes caused by higher seasonal levels of organic material in the source water. Rental and product sales gross margin of 74.4% and 17.3%, respectively, for the three months ended March 31, 2019 had no comparative period as both related to the acquisition of the AUC operations in November 2018. Financing gross margin is 100% but causes a decrease to the overall gross margin compared to the prior year period as a result of the lower relative contribution of financing revenues to overall revenues.

Quench gross margin for the three months ended March 31, 2019 decreased 40 basis points to 49.1% from 49.5% for the same period of 2018, primarily due to a decrease in rental gross margin, partially offset by an increase in product sales gross margin. Rental gross margin for the first quarter of 2019 was 52.8%, a decrease of 100 basis points from 53.8% in the prior year period, primarily due to an increase in filtration and parts expenses due to the timing of annual maintenance on equipment on lease and higher freight expense, partially offset by lower compensation and benefits as a percentage of revenues due to continued leveraging of the platform. Product sales gross margin increased to 40.1% for the three months ended March 31, 2019 from 33.7% in the prior year period, primarily driven by the higher-margin indirect dealer equipment sales in connection with the PHSI Acquisition.

Selling, general and administrative expenses

The following table presents the components of SG&A expenses for our two operating segments:

	Three Months Ended
	March 31,		Change
	2019	2018	Dollars	Percent
	(dollars in thousands)
Selling, General and Administrative Expenses:
Seven Seas Water	$7,300	$7,603	$(303)	(4.0)%
Quench	14,201	10,719	3,482	32.5%
Corporate and Other	1,368	1,252	116	9.3%
Total selling, general and administrative expenses	$22,869	$19,574	$3,295	16.8%

Total SG&A expenses for the three months ended March 31, 2019 increased $3.3 million, or 16.8%, compared to the same period of 2018.

Seven Seas Water SG&A expenses for the three months ended March 31, 2019 decreased $0.3 million to $7.3 million compared to the prior year period. The decrease was primarily due to a decrease of $1.5 million in share-based compensation expense driven by the completion of the vesting of certain equity grants made in connection with our initial public offering in 2016, partially offset by an increase of $1.2 million in amortization expense of definite lived intangible assets primarily due to the acquisition of the AUC business in November 2018. Seven Seas Water SG&A expenses as a percentage of revenue were 36.3% for the three months ended March 31, 2019, a decline compared to 51.6% for the same period of 2018.

Quench SG&A expenses for the three months ended March 31, 2019 increased $3.5 million to $14.2 million over the prior year period. The increase was primarily due to $1.2 million higher compensation and benefits expense primarily driven by increased headcount from the inclusion of staff added from certain acquisitions, $1.2 million higher amortization expense primarily related to an increase in intangible assets from recent acquisitions, and a $0.2 million increase in loss on disposal of assets. Partially offsetting this increase was a $0.5 million decrease in share-based compensation expense driven by the completion of the vesting of certain equity grants made in connection with our initial public offering. Quench SG&A expenses as a percentage of revenue were 53.7% for the three months ended March 31, 2019, a decline compared to 60.3% for the same period of 2018.

Corporate and Other SG&A expenses for the three months ended March 31, 2019 increased $0.1 million compared to the same period of 2018.

Commencing on December 18, 2018, the Company initiated a restructuring of the PHSI organization which included the reduction of headcount for PHSI executive management and other employee positions determined to be duplicative with those at Quench. Certain of the positions were backfilled with additional positions at Quench depending on the needs of the business. The net effect of the restructuring will allow Quench to recognize synergies of reduced employee costs subsequent to the PHSI Acquisition. The restructuring was determined to be a post-combination transaction. During the three months ended March 31, 2019, the Company incurred an incremental restructuring-related charge related to severance, termination benefits and related taxes of $0.1 million which was recorded within SG&A expenses in the consolidated statements of operations and comprehensive income. As of March 31, 2019 and December 31, 2018, the Company had accrued approximately $0.5 million and $0.8 million, respectively, within accrued liabilities on the consolidated balance sheets. Remaining severance payments are expected to be made during 2019. The Company expects to incur an additional charge of $0.1 million during the second quarter of 2019.

Other expense

	Three Months Ended
	March 31,		Change
	2019	2018	Dollars	Percent
	(dollars in thousands)
Interest expense, net	$(6,560)	$(3,250)	$(3,310)	101.8%
Other expense, net	51	(140)	191	(136.4)%
Total other expense	$(6,509)	$(3,390)	$(3,119)	92.0%

Interest expense, net for the three months ended March 31, 2019 increased $3.3 million compared to the prior year period. The increase was primarily due to incremental borrowings of $150 million in connection with expansion of our senior secured credit agreement in November and December and higher interest rates compared to the prior year period.

Other expense, net for the three months ended March 31, 2019 increased $0.2 million compared to the prior year period, primarily due to favorable changes in foreign exchange rates.

Income tax expense

	Three Months Ended
	March 31,		Change in
	2019	2018	Dollars
	(dollars in thousands)
Income tax expense (benefit)	$601	$407	$194
Effective tax rate	(11.9)%	(6.9)%

We operate through multiple legal entities in a variety of domestic and international jurisdictions, some of which do not impose an income tax. Within these jurisdictions, our operations generate a mix of income and losses, which cannot be offset when calculating income tax expense or benefit for each legal entity. Income tax benefits are not recorded for losses generated in jurisdictions where either the jurisdictions do not impose an income tax, or we do not believe it is more likely than not that we will realize the benefit of such losses.

For the three months ended March 31, 2019, we incurred a consolidated pre-tax loss of $5.1 million, which was composed of: (i) an aggregate of $7.0 million of pre-tax losses in jurisdictions which either do not impose an income tax or we do not believe it is more likely than not that we will realize the benefit of such losses and (ii) an aggregate of $1.9 million of pre-tax income in taxable jurisdictions. For the three months ended March 31, 2018, we incurred a consolidated pre-tax loss of $5.9 million, which was composed of: (i) an aggregate of $7.6 million of pre-tax losses in jurisdictions which either do not impose an income tax or we do not believe it is more likely than not that we will realize the benefit of such losses and (ii) an aggregate of $1.7 million of pre-tax income in taxable jurisdictions.

Income tax expense for the three months ended March 31, 2019 and 2018 was $0.6 million and $0.4 million, respectively. Income tax expense for the three months ended March 31, 2019 and 2018 was composed of a current tax expense of $0.5 million and $0.6 million, respectively, and deferred tax expense (benefit) of $0.1 million and $(0.2) million, respectively. The increase in income tax expense for the three months ended March 31, 2019 as compared to the same period in 2018 was due to: (i) an increase in tax expense in certain jurisdictions due to either the release of a valuation allowance in the prior year period or the existence of a valuation allowance in the prior year period which was subsequently released during the third quarter of 2018 and (ii) and increase in tax expense resulting from companies acquired during the second half of 2018. These increases were partially offset by a decrease in current tax expense related to lower withholding taxes payable in certain jurisdictions.

Cash paid for income taxes was $0.9 million and $0.7 million during the three months ended March 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

Overview

As of March 31, 2019 and December 31, 2018, our principal sources of liquidity on a consolidated basis were cash and cash equivalents (excluding restricted cash) of $47.4 million and  $56.6 million, respectively,  which were held for working capital, investment and general corporate purposes. In addition, as of both March 31, 2019 and December 31, 2018,  we had an aggregate of $4.2 million, respectively, of restricted cash related to debt service reserve funds and minimum balance requirements for one of our borrowings. Our working capital as of March 31, 2019 was $62.7 million   compared to $64.6 million as of December 31, 2018.

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

Our expected future liquidity and capital requirements consist principally of:

•	capital expenditures and investments in infrastructure under concession arrangements related to maintaining or expanding our existing operations;

•	development of new projects and new markets;

•	inventory;

•	acquisitions;

•	costs and expenses relating to our ongoing business operations; and

•	debt service requirements on our existing and future debt.

Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, as well as future acquisitions, will depend on our future operating performance which, in turn, will be subject to general economic, financial, business, competitive, political, legislative, regulatory and other conditions, many of which are beyond our control.

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

With respect to our Seven Seas Water segment, unless cash balances are expected to be redeployed for further growth opportunities in the same jurisdiction, our distribution policy is to efficiently distribute cash from our international operating subsidiaries to our non-U.S. intermediate holding companies for redeployment in the manner intended to optimize our return on invested capital.  However, one of our subsidiaries, as of March 31, 2019, has a loan agreement that restricts distributions to related parties in the event certain financial or nonfinancial covenants are not met, which could reduce our ability to redeploy cash. Distributions are typically in the form of principal and interest payments on intercompany loans, repayment of intercompany advances or other intercompany arrangements, including billings from our Tampa operations center, and dividends. When considering the amount and timing of such distributions, our Seven Seas Water operating subsidiaries must maintain sufficient funds for future capital investment, debt service and general working capital purposes.

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

Cash Flows

The following table summarizes our cash flows for the periods:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cash (used in) provided by operating activities	$(429)	$5,084
Cash used in investing activities	(7,166)	(9,500)
Cash used in financing activities	(1,616)	(1,976)
Effect of exchange rates on cash, cash equivalents and restricted cash	8	(7)
Net change in cash, cash equivalents and restricted cash	$(9,203)	$(6,399)

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

Cash (used in) provided by operations during the three months ended March 31, 2019 and 2018 was $(0.4) million and $5.1 million, respectively. The decrease in cash flow from operations was primarily due higher cash interest expense of approximately $3.3 million relating to incremental borrowings of $150 million in connection with the expansion of our senior secured credit agreement in November and December and higher operating cash outflows of approximately $1.0 million relating to the adoption of the new lease accounting guidance which requires certain cash outflows to be categorized in operating activities.

Investing Activities

Cash used in investing activities during the three months ended March 31, 2019 and 2018 was $7.2 million and $9.5 million, respectively. The decrease in cash used in investing activities was primarily attributable to the completion of acquisitions of $6.7 million during the three months ended March 31, 2018. This was partially offset by an increase in capital expenditures during the three months ended March 31, 2019 as compared to the prior year period.

During the three months ended March 31, 2019 and 2018, there were $4.4 million and $0.5 million, respectively, of capital expenditures by Seven Seas Water for new plants, plant expansions and capacity upgrades and $2.8 million and $2.3 million, respectively, of capital expenditures for Quench to support growth and its existing operations.

Financing Activities

Cash used in financing activities during the three months ended March 31, 2019 and March 31, 2018 was $1.6 million and $2.0 million, respectively. This $0.4 million decrease is primarily attributable to an increase in cash proceeds of $1.5 million from the exercise of stock options partially offset by the $0.7 million increase in payments of acquisition contingent consideration.

Our long‑term debt is summarized in the table below and further described in the sections that follow. As of March 31, 2019 and December 31, 2018, long‑term debt included the following (in thousands):

	March 31,	December 31,
	2019	2018
Corporate Credit Agreement	$300,000	$300,000
BVI Loan Agreement	19,101	20,468
Vehicle financing	1,932	1,842
Total face value of long-term debt	$321,033	$322,310

Face value of long-term debt, current	$6,613	$6,536
Less: Current portion of unamortized debt discounts and deferred financing fees	(39)	(42)
Current portion of long-term debt, net of debt discounts and deferred financing fees	$6,574	$6,494

Face value of long-term debt, non-current	$314,420	$315,774
Less: Non-current portion of unamortized debt discounts and deferred financing fees	(2,308)	(2,559)
Long-term debt, net of debt discounts and deferred financing fees	$312,112	$313,215

Corporate Credit Agreement

On August 4, 2017, AquaVenture Holdings Limited, AquaVenture Holdings Peru S.A.C., an indirect wholly-owned subsidiary of the Company, and Quench USA, Inc., a wholly-owned subsidiary of the Company, (collectively the “Borrowers”), entered into a $150.0 million senior secured credit agreement (the “Corporate Credit Agreement”) with a syndicate of lenders. The Corporate Credit Agreement is non-amortizing, matures in August 2021 and, at the time it was incurred, bore interest at LIBOR plus 6.0% with a LIBOR floor of 1.0%. Interest only payments are due quarterly with principal due in full upon maturity.

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

As of March 31, 2019, the weighted average interest rate was 8.1%.

The Corporate Credit Agreement is guaranteed by AquaVenture Holdings Limited along with certain subsidiaries and contains financial and nonfinancial covenants. The financial covenants include minimum interest coverage ratio and maximum leverage ratio requirements, as defined in the Corporate Credit Agreement, and are calculated using consolidated financial information of AquaVenture Holdings Limited excluding the results of AquaVenture (BVI) Holdings Limited and its subsidiary Seven Seas Water (BVI) Limited. In addition, the Corporate Credit Agreement contains customary negative covenants limiting, among other things, indebtedness, investments, liens, dispositions of assets, restricted payments (including dividends), transactions with affiliates, prepayments of indebtedness, capital expenditures, changes in nature of business and amendments to documents. We were in compliance with, or received waivers for breaches of, all such covenants as of March 31, 2019.

We may prepay in whole or in part, the outstanding principal and accrued unpaid interest under the Corporate Credit Agreement. The prepayment fee requirement has expired on the original $150.0 million borrowing. The Corporate Credit Agreement is collateralized by certain of the assets of the Borrowers and stated guarantors.

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

As of March 31, 2019, the weighted‑average interest rate was 5.6%. Seven Seas Water (BVI) Ltd. may prepay the principal amounts of the loans prior to the maturity date, in whole or in part.

The BVI Loan Agreement includes both financial and nonfinancial covenants, limits the amount of additional indebtedness that Seven Seas Water (BVI) Ltd. can incur and places annual limits on capital expenditures for this subsidiary. The BVI Loan Agreement also places restrictions on distributions made by Seven Seas Water (BVI) Ltd. which is only permitted to make distributions to shareholders and affiliates of AquaVenture Holdings Limited if specified debt service coverage and loan life coverage ratios are met and it is in compliance with all loan covenants. The BVI Loan Agreement contains a number of negative covenants restricting, among other things, indebtedness, investments, liens, dispositions of assets, restricted payments (including dividends), mergers and acquisitions, accounting changes, transactions with affiliates, prepayments of indebtedness, capital expenditures, and changes in nature of business and joint ventures. In addition, Seven Seas Water (BVI) Ltd is subject to quarterly financial covenant compliance, including minimum debt service and loan life coverage ratios, and must maintain a minimum debt service reserve fund and a maintenance reserve fund with the bank in addition to other minimum balance requirements as set forth in the agreement. Seven Seas Water (BVI) Ltd. was in compliance with, or received waivers for breaches of, all such covenants as of March 31, 2019.

Other Debt

We finance our vehicles primarily under three‑year terms with interest rates per annum ranging from 3.4% to 4.5%.

Contractual Obligations and Other Commitments

Please refer to Note 9—“Commitments and Contingencies” to the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for more information. There were no material changes to our contractual obligations during the three months ended March 31, 2019 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as amended. For a complete discussion of our contractual obligations, please refer to our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as amended.

Off‑Balance Sheet Arrangements

At March 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off‑balance sheet arrangements or other contractually narrow or limited purposes.

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

Interest Rate Risk

We had cash and cash equivalents totaling $47.4 million as of March 31, 2019.  This amount was invested primarily in demand deposits with domestic and international banks, money market accounts, and U.S. Treasury bills. The cash and cash equivalents are held for investment and working capital purposes. Our cash deposits are maintained for capital preservation purposes. We do not enter into investments for trading or speculative purposes. As of March 31, 2019, we had variable rate loans outstanding of $204.1 million that adjust with interest rate movements in LIBOR except when interest rate floors apply. Accordingly, we are subject to interest rate risk to the extent that LIBOR changes. A hypothetical 100 bps increase in our interest rates in effect at March 31, 2019 would have a $2.0 million increase to our interest expense on an annualized basis. A hypothetical 100 bps decrease in our interest rates in effect at March 31, 2019 would have a $2.0 million decrease to our interest expense on an annualized basis. We believe our mixture of fixed rate and variable rate loans helps reduce our overall exposure to interest rate risk.

Foreign Exchange Risk

The U.S. dollar is our functional currency and for the three months ended March 31, 2019,  approximately 3% of our consolidated revenues were denominated or paid in a foreign currency. We utilize these payments, in large part, to help minimize our exposure to foreign exchange risk related to payment obligations we may incur in a local currency related to labor, construction, consumables or materials costs, manufacturing of inventory, or if our procurement orders are denominated in a currency other than U.S. dollars. If any of these local currencies change in value versus the U.S. dollar, our cost in U.S. dollars would change which could adversely affect our results of operations. We do not currently hedge our foreign currency exchange risk. However, we believe that our strategy to carefully manage the exposure to foreign currencies as well as ensure that a majority of our revenues are denominated in the U.S. dollar, helps reduce our overall exposure to foreign exchange risk.

.

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

As of March 31, 2019, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our principal executive officer and principal financial officer have concluded, based upon the evaluation described above, that, as of March 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

In connection with the adoption of guidance regarding leases, we have implemented additional preventative and detective controls around the recording and disclosure of leases, including but not limited to the accumulation of accurate information, review of critical assumptions, the calculation of right-of-use assets and lease liabilities for the period and the completeness and accuracy of new disclosure requirements. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2019 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, as of March 31, 2019, we were not party to any legal proceedings that we would expect to have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of any such outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

The matters discussed in this Quarterly Report on Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances, over many of which we have little or no control. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as amended, and in subsequent filings as well as risks and uncertainties discussed elsewhere in this Quarterly Report on Form 10-Q, could cause actual results to differ materially from those in the forward-looking statements. There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as amended.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)Exhibits:

The exhibits listed are filed, furnished or incorporated by reference as part of this report.

Exhibit Number	Description
10.1

Amendment to Employment Letter dated January 1, 2019 from AquaVenture Holdings Limited and Seven Seas Water Corporation to Douglas R. Brown (filed as Exhibit 10.1 to AquaVenture Holdings Limited’s Form 8-K filed on April 18, 2019) (SEC File No. 001-37903)

10.2

Amended and Restated Employment Agreement dated as of January 1, 2019 by and among AquaVenture Holdings Limited, Quench USA, Inc. and Anthony Ibarguen (filed as Exhibit 10.2 to AquaVenture Holdings Limited’s Form 8-K filed on April 18, 2019) (SEC File No. 001-37903)

10.3	Key Executive Severance Plan (filed as Exhibit 10.3 to AquaVenture Holdings Limited’s Form 8-K filed on April 18, 2019) (SEC File No. 001-37903)
10.4

Form of employee non-competition, non-solicitation, confidentiality and assignment agreement entered into by AquaVenture Holdings Limited and each of Messrs. Brown, Muller and Krohg (filed as Exhibit 10.4 to AquaVenture Holdings Limited’s Form 8-K filed on April 18, 2019) (SEC File No. 001-37903)

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

†    Filed herewith.

*  The certification furnished in Exhibit 32.1 hereto is deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AquaVenture Holdings Limited

Date: May 8, 2019	By:	/s/ LEE S. MULLER
Lee S. Muller
Chief Financial Officer (Principal Financial Officer)