Form 10-Q
period 2019-06-30
AquaVenture Holdings Ltd
filed 2019-08-07
CIK 1422841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June  30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The total number of ordinary shares outstanding as of August 5, 2019 was 31,717,305.

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE  30, 2019

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless otherwise specified, references in this report to the “Company”, “AquaVenture”, “we”, “us” and “our” refer to AquaVenture Holdings Limited and its subsidiaries.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us up to, and including, the date of this document. We expressly disclaim any obligation to update any such forward-looking statements to reflect events or circumstances that arise after the date hereof. Such forward-looking statements are subject to risks, uncertainties and other important factors which could cause our actual results to differ materially from those discussed herein.

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

Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” set forth under Part I, Item 1A of the Annual Report on Form 10-K,  for the fiscal year ended December 31, 2018,  as amended, as updated by our subsequent filings with the SEC. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	June 30,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$41,312	$56,618
Trade receivables, net of allowances of $956 and $1,034, respectively	23,962	21,437
Inventory	17,810	15,496
Current portion of long-term receivables	7,251	6,538
Prepaid expenses and other current assets	10,066	8,272
Total current assets	100,401	108,361
Property, plant and equipment, net	153,726	150,064
Construction in progress	17,089	15,427
Right-of-use assets	9,285	—
Restricted cash	4,249	4,153
Long-term receivables	36,379	40,574
Other assets	9,652	6,251
Deferred tax asset	4,370	4,191
Intangible assets, net	196,472	205,443
Goodwill	190,846	190,999
Total assets	$722,469	$725,463
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$8,451	$8,235
Accrued liabilities	20,912	25,116
Current portion of long-term debt	7,058	6,494
Deferred revenue	3,884	3,890
Total current liabilities	40,305	43,735
Long-term debt	311,109	313,215
Deferred tax liability	18,548	18,465
Other long-term liabilities	12,953	13,450
Operating lease liabilities, non-current	8,383	—
Total liabilities	391,298	388,865
Commitments and contingencies (see Note 9)
Shareholders' Equity
Ordinary shares, no par value, 250,000 shares authorized; 26,985 and 26,780 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	585,603	582,127
Accumulated other comprehensive income	(185)	(421)
Accumulated deficit	(254,247)	(245,108)
Total shareholders' equity	331,171	336,598
Total liabilities and shareholders' equity	$722,469	$725,463

See accompanying notes to the unaudited condensed consolidated financial statements.

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Bulk water	$15,614	$14,360	$29,924	$28,056
Rental	22,567	14,821	44,374	28,780
Product sales	12,269	4,249	21,742	8,060
Financing	937	1,015	1,909	2,063
Total revenues	51,387	34,445	97,949	66,959
Cost of revenues:
Bulk water	6,941	6,743	13,523	13,250
Rental	10,047	6,654	19,653	13,110
Product sales	7,827	2,842	13,886	5,368
Total cost of revenues	24,815	16,239	47,062	31,728
Gross profit	26,572	18,206	50,887	35,231
Selling, general and administrative expenses	22,869	19,289	45,738	38,863
Income (loss) from operations	3,703	(1,083)	5,149	(3,632)
Other expense:
Interest expense, net	(6,508)	(3,354)	(13,068)	(6,604)
Other expense, net	(199)	(152)	(148)	(292)
Loss before income tax expense	(3,004)	(4,589)	(8,067)	(10,528)
Income tax expense	471	332	1,072	739
Net loss	(3,475)	(4,921)	(9,139)	(11,267)
Other comprehensive income:
Foreign currency translation adjustment	116	(107)	236	(190)
Comprehensive loss	$(3,359)	$(5,028)	$(8,903)	$(11,457)

Loss per share – basic and diluted	$(0.13)	$(0.19)	$(0.34)	$(0.42)

Weighted-average shares outstanding – basic and diluted	26,949	26,550	26,907	26,521

See accompanying notes to the unaudited condensed consolidated financial statements.

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(IN THOUSANDS)

	Ordinary Shares
			Additional	Accumulated Other	Accumulated
	Shares	Amount	Paid-In Capital	Comprehensive Income	Deficit	Total
Balance, December 31, 2018	26,780	$—	$582,127	$(421)	$(245,108)	$336,598
Issuance for share-based compensation, net of shares withheld to cover minimum tax withholdings	72	—	(620)	—	—	(620)
Exercise of options	82	—	1,472	—	—	1,472
Share-based compensation expense	—	—	1,011	—	—	1,011
Net loss	—	—	—	—	(5,664)	(5,664)
Foreign currency translation adjustment	—	—	—	120	—	120
Balance, March 31, 2019	26,934	$—	$583,990	$(301)	$(250,772)	$332,917
Employee Share Purchase Plan	10	—	177	—	—	177
Issuance for share-based compensation, net of shares withheld to cover minimum tax withholdings	19	—	(150)	—	—	(150)
Exercise of options	22	—	311	—	—	311
Share-based compensation expense	—	—	1,275	—	—	1,275
Net loss	—	—	—	—	(3,475)	(3,475)
Foreign currency translation adjustment	—	—	—	116	—	116
Balance, June 30, 2019	26,985	$—	$585,603	$(185)	$(254,247)	$331,171

	Ordinary Shares
			Additional	Accumulated Other	Accumulated
	Shares	Amount	Paid-In Capital	Comprehensive Income	Deficit	Total
Balance, December 31, 2017	26,482	$—	$568,593	$(17)	$(224,380)	$344,196
Issuance for share-based compensation, net of shares withheld to cover minimum tax withholdings	19	—	(112)	—	—	(112)
Exercise of options	2	—	15	—	—	15
Share-based compensation expense	—	—	3,283	—	—	3,283
Net loss	—	—	—	—	(6,346)	(6,346)
Foreign currency translation adjustment	—	—	—	(83)	—	(83)
Balance, March 31, 2018	26,503	$—	$571,779	$(100)	$(230,726)	$340,953
Employee Share Purchase Plan	10	—	132	—	—	132
Issuance for share-based compensation, net of shares withheld to cover minimum tax withholdings	59	—	(91)	—	—	(91)
Exercise of options	8	—	71	—	—	71
Share-based compensation expense	—	—	3,366	—	—	3,366
Net loss	—	—	—	—	(4,921)	(4,921)
Foreign currency translation adjustment	—	—	—	(107)	—	(107)
Balance, June 30, 2018	26,580	$—	$575,257	$(207)	$(235,647)	$339,403

See accompanying notes to the unaudited condensed consolidated financial statements.

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(9,139)	$(11,267)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,536	16,051
Share-based compensation expense	2,286	6,649
Provision for bad debts	435	473
Deferred income tax provision	(91)	(300)
Provision for inventory	120	106
Loss on disposal of assets	752	938
Amortization of deferred financing fees	512	475
Adjustment to acquisition contingent consideration	136	—
Other	85	25
Change in operating assets and liabilities:
Trade receivables	(2,892)	2,964
Inventory	(2,420)	(1,878)
Prepaid expenses and other current assets	(1,269)	77
Long-term receivable	3,717	3,108
Right-of-use assets	834	—
Other assets	(5,577)	(1,671)
Current liabilities	(4,964)	(2,195)
Operating lease liabilities, non-current	(609)	—
Long-term liabilities	94	216
Net cash provided by operating activities	6,546	13,771
Cash flows from investing activities:
Capital expenditures	(16,935)	(7,215)
Net cash paid for acquisition of assets or business	(1,175)	(12,457)
Other	21	16
Net cash used in investing activities	(18,089)	(19,656)
Cash flows from financing activities:
Payments of long-term debt	(3,285)	(3,369)
Payment of deferred financing fees	—	(71)
Payments of secured borrowings	(196)	—
Payments of acquisition contingent consideration	(1,389)	—
Proceeds from exercise of stock options	1,783	86
Shares withheld to cover minimum tax withholdings on equity awards	(770)	(203)
Proceeds from the issuance of Employee Share Purchase Plan shares	177	132
Net cash used in financing activities	(3,680)	(3,425)
Effect of exchange rates on cash, cash equivalents and restricted cash	13	(12)
Change in cash, cash equivalents and restricted cash	(15,210)	(9,322)
Cash, cash equivalents and restricted cash at beginning of period	60,771	122,359
Cash, cash equivalents and restricted cash at end of period	$45,561	$113,037

See accompanying notes to the unaudited condensed consolidated financial statements.

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

1. Description of the Business

AquaVenture Holdings Limited is a British Virgin Islands (“BVI”) company that was formed on June 17, 2016.  AquaVenture Holdings Limited and its subsidiaries (collectively, “AquaVenture” or the “Company”) provides its customers Water‑as‑a‑Service® (“WAAS  ®”) solutions through two operating platforms: Seven Seas Water and Quench. Both operations are critical to AquaVenture, which is headquartered in the BVI.

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

Quench offers WAAS solutions by providing bottleless filtered water coolers and related services through direct and indirect sales channels. Through its direct sales channel, Quench primarily rents and services point-of-use (“POU”) units to institutional and commercial customers. Quench’s typical initial rental contract ranges from two to four years in duration and contains an automatic renewal provision. Quench’s indirect sales channel provides POU systems, filters, parts and services to a  network of approximately 250 dealers and retailers.

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

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, certain information and footnotes normally required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as amended.  In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the Company’s unaudited condensed consolidated balance sheet as of June 30, 2019, the unaudited condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2019 and 2018, the unaudited condensed consolidated statements of changes in equity for the three and six months ended June 30, 2019 and 2018, and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2019 and 2018. The unaudited condensed consolidated balance sheet as of December 31, 2018 was based on the audited consolidated balance sheet as of December 31, 2018, as presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as amended, but restated for adoption of new accounting guidance which is further explained in the “Adoption of New Accounting Pronouncements” section below.

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

The right-of-use asset is initially measured at cost, which is comprised of the initial amount of the operating lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. The right-of-use asset is subsequently measured throughout the lease term at the carrying amount of the operating lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. Right-of-use assets are periodically reviewed for impairment whenever events or changes in circumstances arise. During the three and six months ended June  30, 2019, the Company had incurred no impairment charges related to right-of-use assets.

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

Lease payments that are accounted for as rental revenue are comprised of the following:

•	fixed payments;
•	variable lease payments that depend on an index or rate, initially measured using the index or rate at the lease commencement date;
•	the exercise price of a lessee option to purchase the underlying asset if the lessee is reasonably certain to exercise the option; and
•	payments for penalties for the termination of a lease if the term reflects the lessee terminating the lease.

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

Contracts with customers to construct desalination and wastewater treatment and water reuse equipment and facilities typically include a single performance obligation. Construction and equipment revenues are recognized over time, using the input method based on cost incurred, which typically begins at the later of commencement of the construction or at the time the infrastructure is, or is deemed to be, transferred to the customer with revenue being fully recognized upon the completion of the infrastructure. Billings to the customer to construct desalination and wastewater treatment and water reuse equipment and facilities can occur at contractual intervals throughout the construction period, at the time the equipment or facility is deemed transferred to the customer, or, in the case of sales-type leases, as stated within the rental agreement. The transaction price is based on the contractual price with the customer.

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

Contract acquisition costs, net as of June 30, 2019 and December 31, 2018 were $4.5 million and $3.7 million, respectively, and were recorded in other assets in the consolidated balance sheets.

Contract Fulfillment Costs. Costs incurred by the Company to fulfill a contract with a customer are capitalized when the costs generate or enhance resources that will be used in satisfying future performance obligations of the contract and the costs are expected to be recovered. Capitalized contract fulfillment costs generally include contracted services, direct labor, materials, and allocable overhead directly related to resources required to fulfill the contract, including shipping and installation activities. Contract fulfillment costs are amortized over the period the costs are expected to contribute directly or indirectly to future cash flows, which is generally over the contract term, on a basis consistent with the transfer of good or services to the customer to which the costs relate.

Contract fulfillment costs, net as of June 30, 2019 and December 31, 2018 were $4.3 million and $1.5 million, respectively, and were recorded in other assets in the consolidated balance sheets.

Total contract costs amortization expense for the three and six months ended June  30, 2019 were $1.2 million and $2.1 million, respectively. Total contract cost amortization expense for the three and six months ended June 30, 2018 were $0.6 million and $1.3 million respectively.

Contract costs are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company had no impairment charges related to contract costs during the three and six months ended June 30, 2019 and 2018.

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

New Accounting Pronouncements to be Adopted

In June 2016, the FASB issued authoritative guidance regarding implementation of measurement of credit losses on financial instruments. This guidance will be effective for annual reporting periods beginning on or after December 15, 2019, including interim periods within those annual periods, and early adoption is permitted. The Company is currently evaluating the potential impact of the accounting and disclosure requirements on the consolidated financial statements.

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

3. Business Combinations and Asset Acquisitions

Business Combinations

Pure Health Solutions, Inc.

On December 18, 2018, Quench USA, Inc. (“Quench”), a wholly-owned subsidiary of AquaVenture Holdings Limited, acquired all of the issued and outstanding shares of Pure Health Solutions, Inc. (“PHSI”) pursuant to a stock purchase agreement (the “PHSI Acquisition”). PHSI, which is based outside of Chicago, is a leading provider of filtered water coolers and related services through direct and indirect sales channels. The Company paid approximately $56.6 million, in the aggregate, which included approximately $39.1 million of cash related to the purchase price of PHSI, net of adjustments to reduce the purchase price by $1.6 million, and approximately $17.5 million of cash accounted for as a post-combination payoff of factored contract liabilities which had been classified as a secured borrowing. The factored contract liabilities were adjusted to fair value as of the acquisition date based on the present value of the factored contract liabilities using a discount rate of approximately 7% and any penalties associated with the payoff.

Acquisition-related costs incurred by the Company during the three and six months ended June  30, 2019 were $0.1 million and $0.1 million, respectively, which were expensed as incurred within selling, general and administrative (“SG&A”) expenses in the consolidated statements of operations and comprehensive income.

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

The following table summarizes the preliminary purchase price allocated to the fair value of assets acquired, including intangibles recorded in conjunction with the business combination and liabilities assumed (in thousands):

Assets acquired:
Cash and cash equivalents	$260
Trade receivables	1,167
Inventory	2,606
Prepaid expenses and other current assets	447
Property, plant and equipment	6,410
Deferred tax asset	108
Identified intangible assets	31,550
Goodwill	20,000
Total assets acquired	62,548
Liabilities assumed:
Accounts payable and accrued liabilities	(22,652)
Deferred revenue	(329)
Other long-term liabilities	(450)
Total liabilities assumed	(23,431)
Total purchase price	$39,117

As of June  30, 2019, the purchase price allocated to the fair value of assets acquired, including intangibles recorded in conjunction with the business combination, and liabilities assumed remains preliminary. The preliminary purchase price allocation has been developed based on estimates of fair values using the historical financial statements of PHSI prior to the acquisition along with assumptions made by management. Although the Company does not expect the final allocation to vary significantly, there may be adjustments made to the preliminary purchase price allocation that could result in changes to the preliminary fair values allocated, assigned useful lives and associated amortization recorded. The assets and liabilities in the preliminary purchase price allocation are stated at fair value based on estimates of fair value using available information and making assumptions management believes are reasonable. Intangibles identified and valued related to the transaction include customer relationships, trade names and non-compete agreements. The final valuation of the intangibles identified is dependent upon certain valuation and other studies that have not yet been finalized. Accordingly, the preliminary purchase price allocation is subject to further adjustment as additional information becomes available and as additional analyses and final valuations are completed. There can be no assurances that these additional analyses and final valuations will not result in material changes to the estimates of fair value set forth above.

The estimated weighted average useful life for customer relationships, trade names, and non-compete agreements is 20 years, 12 years, and 5 years, respectively.

There was no impact on the amortization expense recorded during the three and six months ended June 30, 2019 as a result of the measurement period adjustments made to the purchase price allocation during the second quarter of 2019.

Goodwill is composed of the acquired workforce and synergies not valued and is not deductible for tax purposes. Goodwill for the PHSI Acquisition is recorded within the Quench reportable segment.

The results of the operations of the acquired PHSI assets are included in the Quench reportable segment after the date of the PHSI Acquisition.

The Company identified certain liabilities, including tax matters that existed prior to December 18, 2018. The Company believes the liabilities are indemnified pursuant to the stock purchase agreement for the PHSI Acquisition. As a result, as of the date of acquisition, the Company recorded a liability in the amount of $0.8 million, which was recorded in accrued liabilities, and a corresponding indemnification receivable in the amount of $0.8 million, which was recorded in prepaids and other current assets in the consolidated balance sheet. The amounts were reflected within the preliminary purchase price allocation.

Commencing on December 18, 2018, the Company initiated a restructuring of the PHSI organization which included the reduction of headcount for PHSI executive management and other employee positions determined to be duplicative with those at Quench (the “PHSI Restructuring Plan”). Certain of the positions were backfilled with additional positions at Quench depending on the needs of the business. The expected net effect of the restructuring will allow Quench to recognize synergies of reduced employee costs subsequent to the PHSI Acquisition. The restructuring was determined to be a post-combination transaction. During the three and six months ended June  30, 2019, the Company incurred an incremental restructuring-related charge related to severance, termination benefits and related taxes of $0.1 million and $0.1 million, respectively, which was recorded within SG&A expenses in the consolidated statements of operations and comprehensive income. As of June 30, 2019 and December 31, 2018, the Company had accrued approximately $0.2 million and $0.8 million, respectively, within accrued liabilities on the consolidated balance sheets. The Company completed the PHSI Restructuring Plan during the second quarter of 2019.

FB Global Development, Inc., d/b/a Bluline

On December 3, 2018, Quench acquired substantially all the assets and assumed certain liabilities of FB Global Development, Inc., d/b/a Bluline (“Bluline”) pursuant to an asset purchase agreement (the “Bluline Acquisition”). Bluline, based in South Florida, is a provider of filtered water coolers and related services through direct and indirect sales channels. The aggregate purchase price, subject to working capital adjustments, of the Bluline Acquisition was $2.5 million in cash and a  $0.3 million payable to the seller which is expected to be paid in full by December 2019.

There were no acquisition-related costs incurred by the Company during the three and six months ended June 30, 2019.

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

As of June 30, 2019, the purchase price allocated to the fair value of assets acquired, including intangibles recorded in conjunction with the Bluline Acquisition, and liabilities assumed remains preliminary. The preliminary purchase price allocation has been developed based on estimates of fair values using the historical financial statements of Bluline prior to the acquisition along with assumptions made by management. Although the Company does not expect the final allocation to vary significantly, there may be adjustments made to the preliminary purchase price allocation that could result in changes to the preliminary fair values allocated, assigned useful lives and associated amortization recorded. The assets and liabilities in the preliminary purchase price allocation are stated at fair value based on estimates of fair value using available information and making assumptions management believes are reasonable. Intangibles identified and valued related to the transaction include customer relationships and non-compete agreements.

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

Acquisition-related costs incurred by the Company during the three and six months ended June 30, 2019 were $0.1 million and $0.1 million, respectively, which were expensed as incurred within SG&A expenses in the consolidated statements of operations and comprehensive income.

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

As of June 30, 2019, the purchase price allocated to the fair value of assets acquired, including intangibles, recorded in conjunction with the AUC Acquisition remains preliminary. Intangibles identified and valued related to the transaction include customer relationships, trade names, non-compete agreements and backlog. The final valuation of certain property, plant and equipment and the intangibles identified are dependent upon certain valuations and other studies that have not yet been finalized. Accordingly, the preliminary purchase price allocation is subject to further adjustment as additional information becomes available and as additional analyses and final valuations are completed. There can be no assurances that these additional analyses and final valuations will not result in material changes to the estimates of fair value set forth above. The estimated fair value of the property, plant and equipment was determined using the acquired book values of those assets. The estimated fair value of the customer relationships was determined using the multi-period excess earnings method which is based on the present value of expected cash flows generated by the revenues under the contract with the customer. The estimated fair value of the trade names was determined using the relief from royalty method which is based on the present value of royalty fees derived from projected revenues. The estimated fair value of the non-compete agreements was determined using the comparative business valuation method which is based on the present value of potential revenue and cash flow loss. The estimated fair value of the backlog, which represents revenues and the related profit for contracts executed but not yet completed, was determined using the multi-period excess earnings method.

The Company determined the weighted average useful life at the date of valuation for the customer relationships, trade names, non-compete agreements and backlog is 20 years, 15 years, 4.9 years, and 0.7 years, respectively.

There was not a material impact on the amortization expense recorded during the three and six months ended June 30, 2019 as a result of the measurement period adjustments made to the purchase price allocation during the first quarter of 2019.

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

Acquisition-related costs incurred by the Company during the three and six months ended June 30, 2019 were $0.1 million and $0.1 million, respectively, which were expensed as incurred within SG&A expenses in the consolidated statements of operations and comprehensive income.

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

The purchase price allocated to the fair value of assets acquired, including intangibles, and liabilities assumed recorded in conjunction with the Alpine Acquisition is considered final. During the first quarter of 2019, the Company updated its allocation of the purchase price to the assets acquired and liabilities assumed. The assets and liabilities in the purchase price allocation are stated at fair value based on estimates of fair value using available information and making assumptions management believes are reasonable. Intangibles identified and valued related to the transaction include customer relationships and non-compete agreements. The fair value of the customer relationships was determined using the multi-period excess earnings method which is based on the present value of expected cash flows generated by the revenues under the contract with the customer using a discount rate of 13.4%. The fair value of the non-compete agreements was determined using the comparative business valuation method which is based on the present value of potential revenue loss using a discount rate of 13.4%.

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

Acquisition-related costs incurred by the Company during the three and six months ended June 30, 2018 were $9 thousand and $86 thousand, respectively. There were no acquisition-related costs incurred by the Company during the three and six months ended June 30, 2019.

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

The purchase price allocated to the fair value of assets acquired, including intangibles, and liabilities assumed recorded in conjunction with the Wa-2 Acquisition is considered final. During the second quarter of 2018, the Company updated its allocation of the purchase price to the assets acquired and liabilities assumed. The assets and liabilities in the purchase price allocation are stated at fair value based on estimates of fair value using available information and making assumptions management believes are reasonable. Intangibles identified and valued related to the transaction include customer relationships, trade names and non-compete agreements. The fair value of the customer relationships was determined using the multi-period excess earnings method which is based on the present value of expected cash flows generated by the revenues under the contract with the customer using a discount rate of 12.9%. The fair value of the trade names was determined using the relief from royalty method which is based on the present value of royalty fees derived from projected revenues using a discount rate of 12.9%. The fair value of the non-compete agreements was determined using the comparative business valuation method which is based on the present value of potential revenue and cash flow loss using a discount rate of 12.9%.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues	$51,387	$47,077	$97,949	$91,305
Net loss	$(3,475)	$(6,733)	$(9,139)	$(17,083)
Loss per share	$(0.13)	$(0.25)	$(0.34)	$(0.63)

Asset Acquisitions

The following acquisition did not meet the definition of a business combination, so the Company accounted for this transaction as an asset acquisition. In an asset acquisition, goodwill is not recognized, but rather any excess consideration transferred over the fair value of the net assets acquired is allocated on a relative fair value basis to the identifiable net assets. In addition, acquisition-related costs are capitalized and allocated to the net assets acquired on a relative fair value basis.

Aguaman, Inc.

On June 1, 2019, Quench acquired substantially all of the assets and assumed certain liabilities of Aguaman, Inc. (“Aguaman”), a POU water filtration company based in Miami, Florida, pursuant to an asset purchase agreement. The aggregate purchase price for this acquisition was $1.5 million, including $1.1 million in cash and $0.4 million acquisition contingent consideration payable to the seller on or before the one year anniversary of the transaction. The acquisition contingent consideration is recorded at its estimated fair value with the ultimate payout based upon the future performance of the acquired assets and the resolution of certain matters as set forth in the asset purchase agreement. The undiscounted range of outcomes for the acquisition contingent considerations is $0 to $0.4 million. The assets acquired consist primarily of in-place lease agreements and the related POU systems in the United States.

The revenues and related expenses from the acquired in-place lease agreements are included in the Quench reportable segment from the date of acquisition. The Quench business completed the Aguaman acquisition to expand its installed base of POU systems in the United States.

Acquisition-related costs incurred by the Company in connection with this acquisition during both the three and six months ended June 30, 2019 were $0.1 million.

The following table summarizes the preliminary amounts for the Aguaman acquisition which were allocated to the fair value of aggregated net assets acquired (in thousands):

Trade receivables	$62
Property, plant and equipment	49
Inventory	6
Customer relationships	1,464
Deferred revenue	(37)
Net assets acquired	$1,544

The assets in the purchase price allocation are stated at fair value based on estimates of fair value using available information and making assumptions management believes are reasonable. The customer relationships were valued using an excess earnings approach, which is based on the present value of expected cash flows generated by the revenues under the contract with the customer. The weighted average useful life of the acquired customer relationships is approximately 12 years from the date of acquisition.

4. Revenue

Disaggregation of Revenue

The following table represents a disaggregation of revenue for the three months ended June 30, 2019 and 2018, along with the reportable segment for each category (in thousands):

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Seven Seas			Seven Seas
	Water	Quench	Total	Water	Quench	Total
Bulk water
Water delivery	$9,729	$—	$9,729	$9,092	$—	$9,092
Operating and maintenance	5,885	—	5,885	5,268	—	5,268
Total bulk water	15,614	—	15,614	14,360	—	14,360
Rental
Lease of equipment	3,570	18,997	22,567	—	14,821	14,821
Total rental	3,570	18,997	22,567	—	14,821	14,821
Product sales
Construction of plants	2,735	—	2,735	—	—	—
Sale of equipment, coffee and consumables	—	9,534	9,534	—	4,249	4,249
Total product sales	2,735	9,534	12,269	—	4,249	4,249
Financing	937	—	937	1,015	—	1,015
Total revenues	$22,856	$28,531	$51,387	$15,375	$19,070	$34,445

The following table represents a disaggregation of revenue for the six months ended June 30, 2019 and 2018, along with the reportable segment for each category (in thousands):

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Seven Seas			Seven Seas
	Water	Quench	Total	Water	Quench	Total
Bulk water
Water delivery	$18,442	$—	$18,442	$17,531	$—	$17,531
Operating and maintenance	11,482	—	11,482	10,525	—	10,525
Total bulk water	29,924	—	29,924	28,056	—	28,056
Rental
Lease of equipment	6,709	37,665	44,374	—	28,780	28,780
Total rental	6,709	37,665	44,374	—	28,780	28,780
Product sales
Construction of plants	4,431	—	4,431	—	—	—
Sale of equipment, coffee and consumables	—	17,311	17,311	—	8,060	8,060
Total product sales	4,431	17,311	21,742	—	8,060	8,060
Financing	1,909	—	1,909	2,063	—	2,063
Total revenues	$42,973	$54,976	$97,949	$30,119	$36,840	$66,959

Contract Assets and Liabilities

Contract assets include amounts related to our contractual right to consideration for completed performance obligations not yet invoiced. Contract liabilities include payments received in advance of performance under the contract or for differences between the amount billed to a customer and the revenue recognized for the completed performance obligation.

The following table provides information about contract assets and contract liabilities from contracts with customers at June 30, 2019 and December 31, 2018 (in thousands):

	June 30,	December 31,
	2019	2018
Contract assets
Trade receivables, net	$23,962	$21,437
Current portion of long-term receivables	7,251	6,538
Long-term receivables	36,379	40,574
Total contract assets	$67,592	$68,549

Contract liabilities
Deferred revenue, current	$3,884	$3,890
Deferred revenue, non-current	11,048	10,690
Total contract liabilities	$14,932	$14,580

Significant changes in the contract asset and the contract liability balances during the three months ended June 30, 2019 and 2018 are as follows (in thousands):

	Three months ended		Three months ended
	June 30, 2019		June 30, 2018
	Contract assets increase/(decrease)	Contract liabilities (increase)/decrease	Contract assets increase/(decrease)	Contract liabilities (increase)/decrease
Revenue recognized that was included in the contract liability balance at the beginning of respective period	$—	$1,733	$—	$304
Deferred revenue acquired during the period	$—	$(37)	$—	$(23)

Significant changes in the contract asset and the contract liability balances during the six months ended June 30, 2019 and 2018 are as follows (in thousands):

	Six months ended		Six months ended
	June 30, 2019		June 30, 2018
	Contract assets increase/(decrease)	Contract liabilities (increase)/decrease	Contract assets increase/(decrease)	Contract liabilities (increase)/decrease
Revenue recognized that was included in the contract liability balance at the beginning of respective period	$—	$4,509	$—	$3,037
Deferred revenue acquired during the period	$—	$(37)	$—	$(379)

The Company had no asset impairment charges related to contract assets during the three and six months ended June 30, 2019 and 2018.

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

Remainder of 2019	$34,366
2020	$47,341
2021	$47,189
2022	$45,274
2023	$45,274
Thereafter	$314,133

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

5. Fair Value Measurements

At June 30, 2019 and December 31, 2018, the Company had the following assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets:

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

There were no transfers into or out of Level 1, 2 or 3 assets during the three and six months ended June 30, 2019. Transfers between levels are deemed to have occurred if the lowest level of input were to change.

The Company’s fair value measurements as of June 30, 2019 and December 31, 2018 were as follows (in thousands):

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Asset/	for Identical	Observable	Unobservable
Assets/Liabilities Measured at Fair Value	(Liability)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
As of June 30, 2019
Recurring basis:
Money market funds	$22,711	$22,711	$—	$—
U.S. Treasury securities	$221	$221	$—	$—
Acquisition contingent consideration	$(2,310)	$—	$—	$(2,310)
As of December 31, 2018
Recurring basis:
Money market funds	$42,135	$42,135	$—	$—
Acquisition contingent consideration	$(3,109)	$—	$—	$(3,109)

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

The components of lease cost were as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Lease Cost
Operating lease cost	$654	$1,371
Short-term lease cost	132	250
Variable lease cost	4	8
Total lease cost	$790	$1,629

The weighted-average remaining lease term and weighted-average discount rate for operating leases as of June 30, 2019 is 7.7 years and 10.1%, respectively. Cash paid for operating leases that are included in the measurement of lease liabilities during the six months ended June 30, 2019 was $1.0 million.

As of June 30, 2019, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Remainder of 2019	$1,244
2020	2,023
2021	2,012
2022	1,895
2023	1,498
Thereafter	5,840
Total future minimum lease payments	14,512
Less imputed lease interest	(4,689)
Total lease liabilities	$9,823

As of December 31, 2018, future minimum lease payments under non‑cancelable operating leases are summarized as follows (in thousands):

2019	$2,097
2020	905
2021	990
2022	856
2023	773
Thereafter	5,117
Total future minimum lease payments	$10,738

Lessor accounting

The components of lease income were as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Lease income: sales-type leases
Profit at lease commencement	$—	$—
Interest income on lease receivables	47	98
Total lease income: sales-type leases	47	98
Lease income: operating leases	22,566	44,373
Total lease income	$22,613	$44,471

Future minimum rental revenues to be generated from the leased assets under non-cancelable operating leases are summarized as follows (in thousands):

Remainder of 2019	$32,916
2020	$43,227
2021	$28,071
2022	$17,402
2023	$12,175
Thereafter	$3,880

Included in long-term receivables, current and long-term receivables in the consolidated balance sheets are sales-type lease receivables for the Company’s sales-type leases. As of June 30, 2019, the maturities of the Company’s sales-type lease receivables are as follows (in thousands):

Remainder of 2019	$380
2020	761
2021	602
2022	470
2023	415
Thereafter	—
Total future minimum lease payments	2,628
Less imputed lease interest	(369)
Total sales-type lease receivables	$2,259

7. Share‑Based Compensation

AquaVenture Equity Awards

The AquaVenture Holdings Limited 2016 Share Option and Incentive Plan (the “2016 Plan”) allows for the issuance of incentive share options, non-qualified share options, share appreciation rights, restricted share units, restricted share awards, unrestricted share awards, cash-based awards, performance share awards and dividend equivalent rights to officers, employees, managers, directors and other key persons, including consultants to the Company. The aggregate number of ordinary shares initially authorized for issuance, subject to adjustment upon a change in capitalization, under the 2016 Plan was 5.0 million shares. The shares authorized for issuance increase annually by 4% of the number of ordinary shares issued and outstanding on the immediately preceding December 31. As of June 30, 2019, the number of ordinary shares authorized for issuance under the 2016 Plan was 8.2 million shares.

During the six months ended June 30, 2019, the Company granted an aggregate of 0.4 million restricted share units to employees, non-employee consultants and certain members of the Company’s board of directors. Restricted share units granted to employees and non-employee consultants typically have a time-based vesting schedule with 25% vesting on the first anniversary of the date of grant and the remaining 75% vesting quarterly over the remaining three years. Restricted share units granted to certain members of the Company’s board of directors typically vest in full on the first anniversary of the date of the grant. The aggregate grant date fair value of restricted share units granted during the six months ended June 30, 2019 was approximately $8.2 million.

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

During the six months ended June 30, 2019, the Company granted approximately 20 thousand phantom shares to Eligible Directors, including 17 thousand phantom shares which vest in full on the first anniversary of the date of the grant and 3 thousand phantom shares that are immediately vested. The aggregate grant date fair value of the awards granted during the six months ended June 30, 2019 was $0.5 million.

During the six months ended June 30, 2019, approximately 9 thousand phantom share units were forfeited pursuant to the terms in the Deferred Compensation Program. During the six months ended June 30, 2019, approximately 4 thousand phantom share units were converted to 4 thousand ordinary shares of the Company pursuant to the terms in the Deferred Compensation Program.

At June 30, 2019, approximately 55 thousand phantom shares remained outstanding.

Employee Share Purchase Plan

Under the 2016 Employee Share Purchase Plan (“2016 ESPP”), the Company offers eligible employee participants the right to purchase the Company’s ordinary shares at a price equal to the lesser of 85 percent of the closing market price on the first or last day of an established offering period. Under the 2016 ESPP,  10 thousand ordinary shares were sold to eligible employees during the six months ended June 30, 2019. Share-based compensation expense is recognized based on the fair value of the employees’ purchase rights under the 2016 ESPP and is amortized on a straight-line basis over the offering period. The shares authorized for issuance under the 2016 ESPP increase annually on January 1, through 2021, by the lesser of: (i) 1 % percent of the number of shares issued and outstanding on the immediately preceding December 31, (ii) 200,000 shares, or (iii) such number of shares as determined by the administrator of the 2016 ESPP.  As of June 30, 2019, the number of ordinary shares authorized for issuance under the 2016 ESPP was 0.9 million.

Share‑Based Compensation Expense

Total share‑based compensation expense recognized for all equity awards during the three months ended June 30, 2019 and 2018 was $1.3 million and $3.4 million, respectively. For the three months ended June 30, 2019, $1.2 million and $0.1 million were recorded in SG&A and cost of revenues, respectively, within the consolidated statements of operations and comprehensive income. For the three months ended June 30, 2018, $3.3 million and $0.1 million were recorded in SG&A and cost of revenues, respectively, within the consolidated statements of operations and comprehensive income.

Total share‑based compensation expense recognized for all equity awards during the six months ended June 30, 2019 and 2018 was $2.3 million and $6.6 million, respectively. For the six months ended June 30, 2019, $2.2 million and $0.1 million were recorded in SG&A and cost of revenues, respectively, within the consolidated statements of operations and comprehensive income. For the six months ended June 30, 2018, $6.5 million and $0.1 million were recorded in SG&A and cost of revenues, respectively, within the consolidated statements of operations and comprehensive income.

There was no related tax benefit for the three or six months ended June 30, 2019 and 2018.

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

The following table provides information for calculating net loss applicable to ordinary shareholders (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(3,475)	$(4,921)	$(9,139)	$(11,267)

Denominator:
Weighted-average ordinary shares outstanding - basic and diluted	26,949	26,550	26,907	26,521

Loss per share - basic and diluted	$(0.13)	$(0.19)	$(0.34)	$(0.42)

Given that the Company had a net loss for the three and six months ended June 30, 2019 and 2018, the calculation of diluted loss per share is computed using basic weighted average ordinary shares outstanding.

Approximately 4.2 million weighted-average outstanding share awards for both the three and six months ended June 30, 2019, respectively, were excluded from the calculation of diluted earnings per share because their effect was antidilutive. Approximately 4.2 million and 4.1 million weighted-average outstanding share awards for the three and six months ended June 30, 2018, respectively, were excluded from the calculation of diluted earnings per share because their effect was antidilutive.

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

During the three months ended June 30, 2019 and 2018, the Company recorded accretion expense of $13 thousand and $13 thousand, respectively. During the six months ended June 30, 2019 and 2018, the Company recorded accretion expense of $26 thousand and $25 thousand, respectively. During the six months ended June 30, 2019, the Company performed certain asset retirement activities upon the conclusion of one of its contracts. The Company recorded a valuation adjustment of $0 and $24 thousand during the three and six months ended June  30, 2019, respectively, which were recorded in cost of revenues in the consolidated statements of operations and comprehensive income. No valuation adjustments were recorded during the three and six months ended June 30, 2018.

At June 30, 2019 and December 31, 2018, the current portion of the ARO liabilities was $0.6 million and $0.7 million, respectively,  which are recorded in accrued liabilities in the consolidated balance sheets. At June 30, 2019 and December 31, 2018, the long‑term portion of the ARO liabilities was $0.5 million and $0.5 million, respectively, which are recorded in other long‑term liabilities in the consolidated balance sheets.

Acquisition Contingent Consideration

Acquisition contingent consideration represents earnouts or additional purchase price that was derived in connection with certain acquisitions.

A reconciliation of the beginning and ending amounts of the acquisition contingent consideration is as follows (in thousands):

Six Months Ended
June 30, 2019
Acquisition contingent consideration at beginning of the period	$3,109
Acquired during the period	368
Payments	(1,389)
Valuation adjustments	136
Interest accretion	86
Acquisition contingent consideration at end of the period	$2,310

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

The Company recorded interest accretion expense within the consolidated statements of operations and comprehensive income of $48 thousand and $0 for the three months ended June 30, 2019 and 2018, respectively. The Company also recorded valuation adjustments of $127 thousand for the change in fair value during the three months ended June 30, 2019, which was recorded in SG&A in the consolidated statements of operations and comprehensive income.  There were no valuation adjustments for the three months ended June 30, 2018.

The Company recorded interest accretion expense within the consolidated statements of operations and comprehensive income of $86 thousand and $0 for the six months ended June 30, 2019 and 2018, respectively. The Company also recorded valuation adjustments of $136 thousand for the change in fair value during the six months ended June 30, 2019, which was composed of (i) $191 thousand which was recorded in SG&A in the consolidated statements of operations and comprehensive income and (ii) $(55) thousand that was part of final purchase price allocation adjustments. There were no valuation adjustments for the six months ended June 30, 2018.

At June 30, 2019 and December 31, 2018, $2.3 million and $2.7 million, respectively, were deemed current and were recorded in accrued liabilities in the consolidated balance sheets. At June 30, 2019 and December 31, 2018, $0 and $0.4 million, respectively, were deemed long-term and were recorded in other long-term liabilities in the consolidated balance sheets.

Litigation, Claims and Administrative Matters

The Company, may, from time to time, be a party to legal proceedings, claims, and administrative matters that arise in the normal course of business. The Company has made accruals with respect to certain of these matters, where appropriate, that are reflected in the consolidated financial statements but are not, individually or in the aggregate, considered material. For other matters for which an accrual has not been made, the Company has not yet determined that a loss is probable or the amount of loss cannot be reasonably estimated. While the ultimate outcome of the matters cannot be determined, the Company currently does not expect that these proceedings and claims, individually or in the aggregate, will have a material effect on its consolidated financial position, results of operations, or cash flows. The outcome of any litigation is inherently uncertain, however, and if decided adversely to the Company, or if the Company determines that settlement of particular litigation is appropriate, the Company may be subject to liability that could have a material adverse effect on its consolidated financial position, results of operations, or cash flows. The Company maintains liability insurance in such amounts and with such coverage and deductibles as management believes is reasonable. The principal liability risks that the Company insures against are customer lawsuits caused by damage or nonperformance, workers’ compensation, personal injury, bodily injury, property damage, directors’ and officers’ liability, errors and omissions, employment practices liability and fidelity losses. There can be no assurance that the

Company’s liability insurance will cover any or all events or that the limits of coverage will be sufficient to fully cover all liabilities. As of June 30, 2019, the Company determined there are no matters for which a material loss is reasonably possible or the Company has either determined that the range of loss is not reasonably estimable or that any reasonably estimable range of loss is not material to the consolidated financial statements.

10. Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Six Months Ended
	June 30,
	2019	2018
Cash paid during the period:
Income taxes, net	$953	$1,376
Interest, net	$12,527	$6,186
Non-Cash Transaction Information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,388	$—
Non-cash capital expenditures	$3,967	$602
Unpaid offering costs	$255	$—

The components of total ending cash for the periods presented in the consolidated statement of cash flows are as follows (in thousands):

	As of
	June 30,
	2019	2018
Cash and cash equivalents	$41,312	$107,402
Restricted cash, current	—	2,000
Restricted cash, non-current	4,249	3,635
Cash, cash equivalents and restricted cash	$45,561	$113,037

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

The following table provides information by reportable segment and a reconciliation to the consolidated results for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30, 2019				Three Months Ended June 30, 2018
	Seven Seas		Corporate		Seven Seas		Corporate
	Water	Quench	& Other	Consolidated	Water	Quench	& Other	Consolidated
Revenues:
Bulk water	$15,614	$—	$—	$15,614	$14,360	$—	$—	$14,360
Rental	3,570	18,997	—	22,567	—	14,821	—	14,821
Product sales	2,735	9,534	—	12,269	—	4,249	—	4,249
Financing	937	—	—	937	1,015	—	—	1,015
Total revenues	22,856	28,531	—	51,387	15,375	19,070	—	34,445
Gross profit:
Bulk water	8,673	—	—	8,673	7,617	—	—	7,617
Rental	2,601	9,919	—	12,520	—	8,167	—	8,167
Product sales	433	4,009	—	4,442	—	1,407	—	1,407
Financing	937	—	—	937	1,015	—	—	1,015
Total gross profit	12,644	13,928	—	26,572	8,632	9,574	—	18,206
Selling, general and administrative expenses	7,318	14,397	1,154	22,869	7,142	11,188	959	19,289
Income (loss) from operations	5,326	(469)	(1,154)	3,703	1,490	(1,614)	(959)	(1,083)
Other expense, net				(6,707)				(3,506)
Loss before income tax expense				(3,004)				(4,589)
Income tax expense				471				332
Net loss				$(3,475)				$(4,921)
Other information:
Depreciation and amortization	$5,902	$6,676	$—	$12,578	$3,675	$4,516	$—	$8,191
Expenditures for long-lived assets	$6,042	$3,716	$—	$9,758	$350	$4,018	$—	$4,368
Amortization of deferred financing fees	$74	$50	$134	$258	$64	$50	$122	$236

The following table provides information by reportable segment and a reconciliation to the consolidated results for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30, 2019				Six Months Ended June 30, 2018
	Seven Seas		Corporate		Seven Seas		Corporate
	Water	Quench	& Other	Consolidated	Water	Quench	& Other	Consolidated
Revenues:
Bulk water	$29,924	$—	$—	$29,924	$28,056	$—	$—	$28,056
Rental	6,709	37,665	—	44,374	—	28,780	—	28,780
Product sales	4,431	17,311	—	21,742	—	8,060	—	8,060
Financing	1,909	—	—	1,909	2,063	—	—	2,063
Total revenues	42,973	54,976	—	97,949	30,119	36,840	—	66,959
Gross profit:
Bulk water	16,401	—	—	16,401	14,806	—	—	14,806
Rental	4,937	19,784	—	24,721	—	15,670	—	15,670
Product sales	726	7,130	—	7,856	—	2,692	—	2,692
Financing	1,909	—	—	1,909	2,063	—	—	2,063
Total gross profit	23,973	26,914	—	50,887	16,869	18,362	—	35,231
Selling, general and administrative expenses	14,618	28,598	2,522	45,738	14,745	21,907	2,211	38,863
Income (loss) from operations	9,355	(1,684)	(2,522)	5,149	2,124	(3,545)	(2,211)	(3,632)
Other expense, net				(13,216)				(6,896)
Loss before income tax expense				(8,067)				(10,528)
Income tax expense				1,072				739
Net loss				$(9,139)				$(11,267)
Other information:
Depreciation and amortization	$11,598	$12,938	$—	$24,536	$7,239	$8,812	$—	$16,051
Expenditures for long-lived assets	$10,423	$6,512	$—	$16,935	$865	$6,350	$—	$7,215
Amortization of deferred financing fees	$143	$101	$268	$512	$130	$101	$244	$475

12. Significant Concentrations, Risks and Uncertainties

The Company is exposed to interest rate risk resulting from its variable rate loans outstanding that adjust with movements in LIBOR.

For the three and six months ended June 30, 2019, a significant portion of the Company’s revenues were derived from territories and countries in the Caribbean region. Demand for water in the Caribbean region is impacted by, among other things, levels of rainfall, natural disaster or other catastrophic events, the tourism industry and demand from our industrial clients. Destruction caused by tropical storms and hurricanes, high levels of rainfall, downturn in the level of tourism and demand for real estate could all adversely impact the future performance of the Company as well as cause delays in collections from the Company’s customers.

At June 30, 2019, a significant portion of the Company’s property, plant and equipment is located in the Caribbean region. The Caribbean islands are situated in a geography where tropical storms and hurricanes occur with regularity, especially during certain times of the year. The Company designs its plant facilities to withstand such conditions; however, a major storm could result in plant damage or periods of reduced consumption or unavailability of electricity or source seawater needed to produce water in one or more of our locations. It is the Company’s policy to maintain adequate levels of property and casualty insurance; however, the Company only insures certain of its plants for wind damage.

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

13. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the unaudited condensed consolidated financial statements for the period ended June 30, 2019. The subsequent events included the following:

•

On July 10, 2019, the Company made a public offering of 4,715,000 ordinary shares, including 615,000 ordinary shares issued upon the underwriters’ full exercise of their option to purchase additional shares, at a public offering price of $16.88 per share. The aggregate net proceeds received by the Company from the offering were approximately $75 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

•

On July 15, 2019, Quench acquired substantially all of the assets and assumed certain liabilities of Carolina Pure Water Systems, LLC (“Carolina Pure”), a POU water filtration company based in Raleigh, North Carolina, pursuant to an asset purchase agreement. The estimated aggregate purchase price for this acquisition was $7.3 million, which included approximately $4.6 million of cash related to the purchase price of Carolina Pure, subject to adjustments, $0.5 million payable on the one year anniversary of the transaction, subject to adjustments and approximately $2.2 million of cash accounted for as a post-combination payoff of factored contract liabilities which had been accounted for as a secured borrowing. The assets acquired consist primarily of in-place lease agreements and the related POU systems in the United States.

Due primarily to the timing of the acquisition and the complexities involved with determining fair value of assets acquired, the Company has not yet completed the allocation of the net assets acquired.

The revenues and related expenses from the acquired in-place lease agreements will be included in the Quench reportable segment from the date of acquisition. The Quench business completed the acquisition of Carolina Pure to expand its installed base of POU systems in the United States.

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

We deliver our WAAS solutions through two operating platforms: Seven Seas Water and Quench. Seven Seas Water is a multinational provider of desalination, wastewater treatment and water reuse solutions to governmental, municipal (including utility districts), industrial, property developer and hospitality customers. Our desalination solutions provide more than 8.5 billion gallons per year of potable, high purity industrial grade and ultra-pure water (which is water that is treated to meet higher purity standards required for industrial, semiconductor, utility or pharmaceutical applications). Our wastewater treatment and water reuse solutions, which include plants ranging in capacity from 5,000 gallons per day, or GPD, to more than 1.5 million GPD, are provided through 97 leases with customers. Quench is a U.S. based provider of Point of Use, or POU, filtered water systems and related services through direct and indirect sales channels to approximately 50,000 institutional and commercial customers, including more than half of the Fortune 500, throughout the United States and Canada.

Through our Seven Seas Water desalination solutions, we generate recurring revenue through long‑term contracts for the delivery of treated bulk water, generally based on the amount of water we deliver. As of June 30, 2019, the significant majority of our Seven Seas Water revenue is derived from our operations in six different locations:

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

On June 28, 2019, we received formal notice from Curacao Refinery Utilities B.V. ("CRU") that it is exercising its right to purchase our desalination facilities pursuant to the terms of the existing water supply agreement. The existing water supply agreement with CRU began in December 2008, with the Company providing water from a desalination plant with an initial design capacity of 0.5 million gallons per day under a 5-year contract. This agreement has been amended several times, resulting in both expanded water production to the current design capacity of 4.9 million gallons per day and an extended contract expiration date of December 31, 2019. In addition, pursuant to the terms of the existing water supply agreement, the contract expiration date will be extended to December 31, 2022 if CRU's contract with Refineria di Korsou ("RdK"), the owner of the refinery, is extended as a result of negotiations by RdK with the current operator of the refinery, Petroleos de Venezuela, S.A. The terms of the contractual buy-out right require payment to be made at the contract expiration date. The applicable buy-out amount, if the buyout right is consummated by CRU, will be $3.5 million if made on December 31, 2019 or, if CRU's contract with RdK is extended, $2.5 million if made on December 31, 2022. For the three and six months ended June 30, 2019, our revenue under this water supply agreement was $2.0 million and $3.9 million, respectively, or 3.8% and 4.0% of our total consolidated revenue, respectively.

Through our Seven Seas Water wastewater treatment and water reuse solutions, we design, fabricate and install plants that are leased under a contractual term or sold to customers. The wastewater treatment and water reuse solutions offered to customers include scalable modular treatment plants, field-erected plants and temporary bypass plants ranging from 5,000 GPD to more than 1.5 million GPD. These solutions are provided through 97 leases with customers. With the acquisition of AUC Acquisition Holdings (“AUC”) on November 1, 2018, in which we acquired all of the issued and outstanding membership interests of AUC pursuant to a membership interest purchase agreement (the “AUC Acquisition”), we significantly increased our wastewater treatment and water reuse solutions.

We are supported by operation centers in Tampa, Florida and Houston, Texas, which provides business development, engineering, field service support, procurement, accounting, finance and other administrative functions.

Our Quench platform generates recurring revenue from the rental and servicing of POU water filtration systems and related equipment, such as ice and sparkling water machines, and from the contracted maintenance of customer owned equipment. Quench also generates revenue from the sale of coffee and other consumables pursuant to agreements which require customers to purchase a minimum monthly amount in exchange for the use of a coffee brewer. Our annual unit attrition rate at June 30, 2019 was less than 7.5%, implying an average rental period of more than 12 years. We define “annual unit attrition” as a ratio, the numerator of which is the total number of removals of company-owned and billed rental units during the trailing 12 month period, and the denominator of which is the average number of company-owned and billed rental units during the same 12 month period. Through our direct sales channel, we receive recurring fees for the units we rent or service throughout the life of our customer relationship. In addition, we also receive non-recurring revenue from some customers for the sale of equipment and for certain services, such as the installation, relocation or removal of equipment. Through our indirect sales channel, we receive re-occurring revenue from the sale of equipment, parts and filters to dealers and retailers. We achieve an attractive return on our rental assets due to strong customer retention. We provide our systems and services to a broad mix of industries, including government, education, medical, manufacturing, retail and hospitality, among others. We operate principally throughout the United States and Canada and are supported by a primary operations center in King of Prussia, Pennsylvania.

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

For the three months ended June 30, 2019, our consolidated revenues were $51.4 million, which represents an increase of 49.2% over consolidated revenues of $34.4 million for the three months ended June 30, 2018. The increases in consolidated revenues for the three months ended June 30, 2019 were composed of increases in our Seven Seas Water segment of 48.7% and increases in our Quench segment of 49.6% over the same period of 2018. The increase in revenue for our Seven Seas Water segment was primarily driven by the inclusion of AUC operations, the commencement of our water contract in Anguilla and higher revenues in our USVI operations. The increase in revenue for our Quench segment was mainly the result of the inclusion of revenues from acquisitions during late 2018, an increase in product sales revenue and an increase in rental revenues due to additional units placed under new leases in excess of unit attrition.

For the six months ended June 30, 2019, our consolidated revenues were $97.9 million, which represents an increase of 46.3% over consolidated revenues of $67.0 million for the six months ended June 30, 2018. The increases in consolidated revenues for the six months ended June 30, 2019 were composed of increases in our Seven Seas Water segment of 42.7% and increases in our Quench segment of 49.2% over the same period of 2018. The increase in revenue for our Seven Seas Water segment was primarily driven by the inclusion of AUC operations, the commencement of our water contract in Anguilla and higher revenues in our USVI operations. The increase in revenue for our Quench segment was mainly the result of the inclusion of revenues from acquisitions during late 2018, an increase in product sales revenue and an increase in rental revenues due to additional units placed under new leases in excess of unit attrition.

Operating Segments

We have two reportable segments that align with our operating platforms, Seven Seas Water and Quench. The segment determination is supported by, among other factors, the existence of individuals responsible for the operations of each segment and who also report directly to our chief operating decision maker (“CODM”), the nature of the segment’s operations and information presented to our CODM. For both the three and six months ended June 30, 2019, revenues for the Seven Seas Water and Quench segments represented approximately 44% and 56%, respectively, of our consolidated revenues.

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

Typically, we rent our systems to customers on multi‑year, automatically‑renewing contracts, and we anticipate extending our relationships with existing customers beyond the initial contract term. Some customers terminate their agreements during the agreement term, typically due to financial constraints, and others cancel at the end of the term. Our annual unit attrition rate at June 30, 2019 was less than 7.5%, implying an average rental period of more than 12 years. Our ability to retain our existing customer relationships will affect our performance and is affected by a number of factors, including the effectiveness of our retention efforts, the quality of our products and service, our pricing, competitive dynamics in the industry, product availability, and the health of the economy. In addition, the non-recurring revenue from the sale of equipment, coffee and consumables, is less predictable and can change based on fluctuations in demand in a specific period.

Strategic Acquisitions

The POU water filtration industry is highly fragmented, with a large number of local competitors and several larger regional operators. Quench has completed 14 acquisitions since our initial public offering, of which 11 have occurred since the beginning of 2018. We believe our recent acquisition activity is indicative of the opportunity for future inorganic growth.

Through our indirect sales channel, we offer POU systems to a  network of approximately 250 dealers and retailers predominantly in North America. The indirect sales channel expands our participation in the growing POU market domestically and internationally. In addition, the channel enhances our ability to develop, source and manufacture innovative, exclusive coolers and purification offerings. Lastly, the channel offers us the opportunity to develop deeper relationships with POU dealers that has led to several acquisitions to date and could lead to future acquisitions.

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

Quench incurs selling, general and administrative costs to support a North American sales force, a widely dispersed installed base of customers, and a high volume of recurring business transactions. A portion of such costs is composed of new customer acquisition costs, such as lead generation expenses and certain sales commissions, which are expensed upfront and recovered over the periods following the execution of a customer contract and any subsequent renewal. Commissions and other costs that are directly related to the negotiation and execution of leases, considered contract acquisition costs, are capitalized and amortized on a straight‑line basis over the contract period. Selling, general and administrative costs also include certain costs to complete business acquisitions, which precede the realization of revenues generated by the acquired new business, and discretionary investments in infrastructure to support our plans for Quench’s future long‑term growth. The timing of these expenditures and their impact relative to the revenues generated can affect our performance and comparability of results.

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

New Accounting Pronouncements to be Adopted

In June 2016, the FASB issued authoritative guidance regarding implementation of measurement of credit losses on financial instruments. This guidance will be effective for annual reporting periods beginning on or after December 15, 2019, including interim periods within those annual periods, and early adoption is permitted. We are currently evaluating the potential impact of the accounting and disclosure requirements on the consolidated financial statements.

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

Lessor accounting

We generate revenues through the lease of our bulk water facilities, wastewater treatment and water reuse equipment, and filtered water and related systems equipment to customers. In certain instances, we enter into a contract with a customer but must construct the underlying asset, including bulk water facilities and wastewater treatment and water reuse equipment, prior to its lease.

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

Lease payments that are accounted for as rental revenue are comprised of the following:

•	fixed payments;
•	variable lease payments that depend on an index or rate, initially measured using the index or rate at the lease commencement date;
•	the exercise price of a lessee option to purchase the underlying asset if the lessee is reasonably certain to exercise the option; and
•	payments for penalties for the termination of a lease if the term reflects the lessee terminating the lease.

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

The following table sets forth the components of our consolidated statements of operations and comprehensive income for each of the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Revenues:
Bulk water	$15,614	$14,360	$29,924	$28,056
Rental	22,567	14,821	44,374	28,780
Product sales	12,269	4,249	21,742	8,060
Financing	937	1,015	1,909	2,063
Total revenues	51,387	34,445	97,949	66,959
Cost of revenues:
Bulk water	6,941	6,743	13,523	13,250
Rental	10,047	6,654	19,653	13,110
Product sales	7,827	2,842	13,886	5,368
Total cost of revenues	24,815	16,239	47,062	31,728
Gross profit	26,572	18,206	50,887	35,231
Selling, general and administrative expenses	22,869	19,289	45,738	38,863
Income (loss) from operations	3,703	(1,083)	5,149	(3,632)
Other expense:
Interest expense, net	(6,508)	(3,354)	(13,068)	(6,604)
Other expense, net	(199)	(152)	(148)	(292)
Loss before income tax expense	(3,004)	(4,589)	(8,067)	(10,528)
Income tax expense	471	332	1,072	739
Net loss	$(3,475)	$(4,921)	$(9,139)	$(11,267)

The following table sets forth the components of our consolidated statements of operations and comprehensive income for each of the periods presented as a percentage of revenue.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Bulk water	30.4%	41.7%	30.6%	41.9%
Rental	43.9%	43.0%	45.3%	43.0%
Product sales	23.9%	12.4%	22.2%	12.0%
Financing	1.8%	2.9%	1.9%	3.1%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Bulk water	13.5%	19.6%	13.8%	19.8%
Rental	19.6%	19.3%	20.1%	19.6%
Product sales	15.2%	8.3%	14.2%	8.0%
Total cost of revenues	48.3%	47.2%	48.1%	47.4%
Gross profit	51.7%	52.9%	52.0%	52.6%
Selling, general and administrative expenses	44.5%	56.0%	46.7%	58.0%
Income (loss) from operations	7.2%	(3.1)%	5.3%	(5.4)%
Other expense:
Interest expense, net	(12.7)%	(9.7)%	(13.3)%	(9.9)%
Other expense, net	(0.4)%	(0.4)%	(0.2)%	(0.4)%
Loss before income tax expense	(5.9)%	(13.2)%	(8.2)%	(15.7)%
Income tax expense	0.9%	1.0%	1.1%	1.1%
Net loss	(6.8)%	(14.2)%	(9.3)%	(16.8)%

Comparison of the Three Months Ended June 30, 2019 and 2018

Revenues

The following table presents revenue for each of our two operating segments:

	Three Months Ended
	June 30,		Change
	2019	2018	Dollars	Percent
	(dollars in thousands)
Revenues:
Seven Seas Water
Bulk water	$15,614	$14,360	$1,254	8.7%
Rental	3,570	—	3,570	NM
Product sales	2,735	—	2,735	NM
Financing	937	1,015	(78)	(7.7)%
Total Seven Seas Water	$22,856	$15,375	$7,481	48.7%

Quench
Rental	18,997	14,821	4,176	28.2%
Product sales	9,534	4,249	5,285	124.4%
Total Quench	$28,531	$19,070	$9,461	49.6%

Total revenues	$51,387	$34,445	$16,942	49.2%

Our total revenues of $51.4 million for the three months ended June 30, 2019 increased $17.0 million, or 49.2%, from $34.4 million for the three months ended June 30, 2018 through a combination of organic and inorganic growth. In calculating organic and inorganic revenue growth, (i) organic growth represents estimated revenue from operations that existed in both the current and comparable periods, and (ii) inorganic growth includes the estimated revenue from acquisitions for the 12 months following an acquisition and any revenue contributions from divested businesses for the months in the prior year period in which the business did not exist in the current year period.

Seven Seas Water revenues for the three months ended June 30, 2019 increased $7.5 million, or 48.7%, compared to the same period of 2018, which were comprised of 43.9% inorganic growth and 4.8% organic growth. Bulk water revenues increased $1.3 million, or 8.7%, compared to the prior year period, primarily due to an increase of $0.7 million from our USVI operations due to higher production volumes in the current quarter compared to the same period of 2018 and an increase of $0.4 million in connection with the commencement of our water contract in Anguilla which began in October 2018. Rental revenues and product sales increased $3.6 million and $2.7 million, respectively, due to the inclusion of the AUC operations which were acquired in November 2018.

Quench revenues for the three months ended June 30, 2019 increased $9.5 million, or 49.6%, compared to the same period of 2018, which were comprised of 34.6% of inorganic net growth and 15.0% organic growth. The prior year period included $1.1 million of revenue from the Atlas High Purity Solutions business which was divested in October 2018. Rental revenues increased $4.2 million, or 28.2%, compared to the prior year period, which was comprised of 21.6% inorganic net growth from acquisitions and 6.6% of organic growth due to additional units placed under new leases in excess of unit attrition. Product sales increased $5.3 million compared to the same period of 2018, which included $3.5 million of inorganic net growth primarily due to the acquisitions of PHSI and Bluline in December 2018, and $1.8 million of organic growth driven by higher indirect dealer equipment sales and coffee sales.

Cost of revenues, gross profit and gross margin

The following table presents the major components of cost of revenues, gross profit and gross margin for our two operating segments:

	Three Months Ended
	June 30,
	2019	2018	Percent
Gross Margin:
Seven Seas Water
Bulk water	55.5%	53.0%	2.5%
Rental	72.9%	—%	NM
Product sales	15.8%	—%	NM
Financing	100.0%	100.0%	—%
Total Seven Seas Water	55.3%	56.1%	(0.8)%

Quench
Rental	52.2%	55.1%	(2.9)%
Product sales	42.0%	33.1%	8.9%
Total Quench	48.8%	50.2%	(1.4)%

Total gross margin	51.7%	52.9%	(1.2)%

Total gross margin for the three months ended June 30, 2019 decreased 120 basis points to 51.7% from 52.9% for the same period in 2018.

Seven Seas Water gross margin for the three months ended June 30, 2019 decreased 80 basis points to 55.3% compared to 56.1% in the prior year period. Bulk water gross margin of 55.5% increased 250 basis points compared to 53.0% in the prior year period primarily due to higher revenues in our USVI and BVI operations without a commensurate increase in costs, partially offset by a lower gross margin in St. Maarten due to the timing of performing certain repairs and maintenance activities. Rental and product sales gross margin of 72.9% and 15.8%, respectively, for the three months ended June 30, 2019 had no comparative period as both related to the acquisition of the AUC operations in November 2018. Financing gross margin is 100% as the revenues have no corresponding costs.

Quench gross margin for the three months ended June 30, 2019 decreased 140 basis points to 48.8% from 50.2% for the same period of 2018. Rental gross margin for the second quarter of 2019 was 52.2%, a decrease from 55.1% in the prior year period, primarily due to an increase in depreciation and amortization expense as a percentage of revenues related to additional units placed on lease and higher freight expense, partially offset by lower compensation and benefits as a percentage of revenues due to continued leveraging of the platform achieved through increased customer density. Product sales gross margin increased to 42.0% for the three months ended June 30, 2019 from 33.1% in the prior year period, primarily driven by the higher-margin indirect PHSI dealer equipment sales.

Selling, general and administrative expenses

The following table presents the components of SG&A expenses for our two operating segments:

	Three Months Ended
	June 30,		Change
	2019	2018	Dollars	Percent
	(dollars in thousands)
Selling, General and Administrative Expenses:
Seven Seas Water	$7,318	$7,142	$176	2.5%
Quench	14,397	11,188	3,209	28.7%
Corporate and Other	1,154	959	195	20.3%
Total selling, general and administrative expenses	$22,869	$19,289	$3,580	18.6%

Total SG&A expenses for the three months ended June 30, 2019 increased $3.6 million, or 18.6%, compared to the same period of 2018.

Seven Seas Water SG&A expenses of $7.3 million for the three months ended June 30, 2019 remained relatively flat compared to the prior year period. The current quarter reflected an increase of $1.2 million in amortization expense of definite-lived intangible assets and $0.2 million higher compensation and benefits expense, both of which were primarily due to the acquisition of the AUC operations in November 2018. Offsetting this was a decrease of $1.5 million in share-based compensation expense driven by the completion of the vesting of certain equity grants made in connection with our initial public offering in 2016. Seven Seas Water SG&A expenses as a percentage of revenue were 32.0% for the three months ended June 30, 2019, a decline from 46.5% for the same period of 2018.

Quench SG&A expenses for the three months ended June 30, 2019 increased $3.2 million to $14.4 million compared to the prior year period. The increase was driven by $1.2 million higher amortization expense primarily related to an increase in intangible assets from recent acquisitions, $0.9 million higher acquisition-related expenses primarily due to adjustments associated with purchase consideration recorded for acquired employees, $0.8 million higher compensation and benefits primarily driven by increased headcount from the inclusion of staff added from certain acquisitions and a $0.5 million increase in general expenses related to the expansion of our operations. Partially offsetting this increase was a $0.5 million decrease in share-based compensation expense driven by the completion of the vesting of certain equity grants made in connection with our initial public offering in 2016. Quench SG&A expenses as a percentage of revenue were 50.5% for the three months ended June 30, 2019, a decline from 58.7% for the same period of 2018.

Corporate and Other SG&A expenses for the three months ended June 30, 2019 increased $0.2 million compared to the same period of 2018, primarily due to higher professional fees in connection with corporate activities including capital raising.

Commencing on December 18, 2018, the Company initiated a restructuring of the PHSI organization which included the reduction of headcount for PHSI executive management and other employee positions determined to be duplicative with those at Quench  (the “PHSI Restructuring Plan”). Certain of the positions were backfilled with additional positions at Quench depending on the needs of the business. The expected net effect of the restructuring will allow Quench to recognize synergies of reduced employee costs subsequent to the PHSI Acquisition. The restructuring was determined to be a post-combination transaction. During the three months ended June 30, 2019, the Company incurred an incremental restructuring-related charge related to severance, termination benefits and related taxes of $0.1 million, which was recorded within SG&A expenses in the consolidated statements of operations and comprehensive income. As of June 30, 2019 and December 31, 2018, the Company had accrued approximately $0.2 million and $0.8 million, respectively, within accrued liabilities on the consolidated balance sheets. The Company completed the PHSI Restructuring Plan during the second quarter of 2019.

Other expense

	Three Months Ended
	June 30,		Change
	2019	2018	Dollars	Percent
	(dollars in thousands)
Interest expense, net	$(6,508)	$(3,354)	$(3,154)	94.0%
Other expense, net	(199)	(152)	(47)	30.9%
Total other expense	$(6,707)	$(3,506)	$(3,201)	91.3%

Interest expense, net for the three months ended June 30, 2019 increased $3.2 million compared to the prior year period. The increase was primarily due to incremental borrowings of $150 million in connection with expansions of our senior secured credit agreement in November and December 2018.

Other expense, net of $0.2 million for the three months ended June 30, 2019 remained relatively flat compared to the prior year period.

Income tax expense

	Three Months Ended
	June 30,		Change in
	2019	2018	Dollars
	(dollars in thousands)
Income tax expense (benefit)	$471	$332	$139
Effective tax rate	(15.7)%	(7.2)%

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

For the three months ended June 30, 2019, we incurred a consolidated pre-tax loss of $3.0 million, which was composed of: (i) an aggregate of $3.5 million of pre-tax losses in jurisdictions which either do not impose an income tax or we do not believe it is more likely than not that we will realize the benefit of such losses and (ii) an aggregate of $0.5 million of pre-tax income in taxable jurisdictions. For the three months ended June 30, 2018, we incurred a consolidated pre-tax loss of $4.6 million, which was composed of: (i) an aggregate of $6.2 million of pre-tax losses in jurisdictions which either do not impose an income tax or we do not believe it is more likely than not that we will realize the benefit of such losses and (ii) an aggregate of $1.6 million of pre-tax income in taxable jurisdictions.

Income tax expense for the three months ended June 30, 2019 and 2018 was $0.5 million and $0.3 million, respectively. Income tax expense for the three months ended June 30, 2019 and 2018 was composed of a current tax expense of $0.6 million and $0.5 million, respectively, and deferred tax benefit of $0.1 million and $0.2 million, respectively. The increase in income tax expense for the three months ended June 30, 2019 as compared to the same period in 2018 was primarily due to: (i) an increase of a deferred tax liability for an indefinite-lived asset; (ii) an increase in tax expense related to higher withholding taxes payable in certain jurisdictions; (iii) and an increase in tax expense in a certain jurisdiction due to the existence of a valuation allowance in the prior year period which was subsequently released during the third quarter of 2018. These increases were partially offset by a decrease in deferred tax expense related to lower pretax book income in certain jurisdictions.

Cash paid for income taxes was $0.1 million and $0.4 million during the three months ended June 30, 2019 and 2018, respectively.

Comparison of the Six Months Ended June 30, 2019 and 2018

Revenues

The following table presents revenue for each of our two operating segments:

	Six Months Ended
	June 30,		Change
	2019	2018	Dollars	Percent
	(dollars in thousands)
Revenues:
Seven Seas Water
Bulk water	$29,924	$28,056	$1,868	6.7%
Rental	6,709	—	6,709	NM
Product sales	4,431	—	4,431	NM
Financing	1,909	2,063	(154)	(7.5)%
Total Seven Seas Water	$42,973	$30,119	$12,854	42.7%

Quench
Rental	$37,665	$28,780	$8,885	30.9%
Product sales	17,311	8,060	9,251	114.8%
Total Quench	$54,976	$36,840	$18,136	49.2%

Total revenues	$97,949	$66,959	$30,990	46.3%

Our total revenues of $97.9 million for the six months ended June 30, 2019 increased $31.0 million, or 46.3%, compared to the same period of 2018.

Seven Seas Water revenues for the six months ended June 30, 2019 increased $12.9 million, or 42.7%, compared to the same period of 2018, which were comprised of 39.3% inorganic growth and 3.4% organic growth.  Bulk water revenues increased $1.9 million, or 6.7%, compared to the prior year period, primarily due to: (i) an increase of $1.0 million from our USVI operations and $0.3 million from our St. Maarten operations due to higher production volumes compared to the same period of 2018; (ii) an increase of $0.6 million in connection with the commencement of our water contract in Anguilla; and (iii) an increase of $0.3 million in our BVI operations driven by increases in the water rate compared to the prior year period. This was partially offset by $0.3 million lower revenue in our Peru operations primarily due to revenue received in the prior year period in connection with non-routine services performed for the customer. Rental revenues and product sales increased $6.7 million and $4.4 million, respectively, due to the inclusion of the AUC operations which were acquired in November 2018.

Quench revenues for the six months ended June 30, 2019 increased $18.1 million, or 49.2%, compared to the same period of 2018, which were comprised of 35.6% of inorganic net growth and 13.6% organic growth. The prior year period included $2.3 million of revenue from the Atlas High Purity Solutions business that was divested in October 2018. Rental revenues increased $8.9 million, or 30.9%, compared to the prior year period, which was comprised of 24.0% inorganic net growth from acquisitions and 6.9% of organic growth due to additional units placed under new leases in excess of unit attrition. Product sales increased $9.3 million compared to the same period of 2018, which included $6.5 million of inorganic net growth primarily due to the acquisitions of PHSI and Bluline in December 2018, and $2.8 million of organic growth driven by higher indirect dealer equipment sales and coffee sales.

Cost of revenues, gross profit and gross margin

The following table presents the major components of cost of revenues, gross profit and gross margin for our two operating segments:

	Six Months Ended
	June 30,		Change
	2019	2018	Percent
Gross Margin:
Seven Seas Water
Bulk water	54.8%	52.8%	2.0%
Rental	73.6%	—%	NM
Product sales	16.4%	—%	NM
Financing	100.0%	100.0%	—%
Total Seven Seas Water	55.8%	56.0%	(0.2)%

Quench
Rental	52.5%	54.4%	(1.9)%
Product sales	41.2%	33.4%	7.8%
Total Quench	49.0%	49.8%	(0.8)%

Total gross margin	52.0%	52.6%	(0.6)%

Total gross margin for the six months ended June 30, 2019 decreased 60 basis points to 52.0% from 52.6% for the same period in 2018.

Seven Seas Water gross margin for the six months ended June 30, 2019 decreased 20 basis points to 55.8% compared to 56.0% in the prior year period. Bulk water gross margin of 54.8% increased 200 basis points compared to 52.8% in the prior year period primarily due to higher revenues in our BVI and USVI operations without a commensurate increase in costs and lower cost as a percentage of revenue in our Curacao operations due to lower production volumes in relation to the minimum purchase requirement. Rental and product sales gross margin of 73.6% and 16.4%, respectively, for the six months ended June 30, 2019 had no comparative period as both related to the acquisition of the AUC operations in November 2018.

Quench gross margin for the six months ended June 30, 2019 decreased 80 basis points to 49.0% from 49.8% for the same period of 2018. Rental gross margin for the first half of 2019 was 52.5%, a decrease from 54.4% in the prior year period, primarily due to an increase in depreciation and amortization expense as a percentage of revenue related to additional units placed on lease, higher filtration and parts expenses due to the timing of annual maintenance on equipment on lease, and higher freight expense. Partially offsetting this was lower compensation and benefits as a percentage of revenues due to continued leveraging of the platform primarily achieved through increased customer density. Product sales gross margin increased to 41.2% for the six months ended June 30, 2019 from 33.4% in the prior year period, primarily driven by the higher-margin indirect PHSI dealer equipment sales.

Selling, general and administrative expenses

The following table presents the components of SG&A expenses for our two operating segments:

	Six Months Ended
	June 30,		Change
	2019	2018	Dollars	Percent
	(dollars in thousands)
Selling, General and Administrative Expenses:
Seven Seas Water	$14,618	$14,745	$(127)	(0.9)%
Quench	28,598	21,907	6,691	30.5%
Corporate and Other	2,522	2,211	311	14.1%
Total selling, general and administrative expenses	$45,738	$38,863	$6,875	17.7%

Total SG&A expenses for the six months ended June 30, 2019 increased $6.9 million, or 17.7%, compared to the same period of 2018.

Seven Seas Water SG&A expenses of $14.6 million for the six months ended June 30, 2019 remained relatively flat compared to the prior year period. The current period reflected a decrease of $2.9 million in share-based compensation expense driven by the completion of the vesting of certain equity grants made in connection with our initial public offering in 2016, partially offset by an increase of $2.4 million in amortization expense of definite lived intangible assets primarily due to the acquisition of the AUC operations in November 2018. Seven Seas Water SG&A expenses as a percentage of revenue were 34.0% for the six months ended June 30, 2019, a decline from 49.0% for the same period of 2018.

Quench SG&A expenses for the six months ended June 30, 2019 increased $6.7 million to $28.6 million compared to the prior year period. The increase was driven by $2.4 million higher amortization expense primarily related to an increase in intangible assets from recent acquisitions, $2.1 million higher compensation and benefits primarily driven by increased headcount from the inclusion of staff added from certain acquisitions, $1.0 million higher acquisition-related expenses primarily due to adjustments associated with purchase consideration recorded for acquired employees, and a $0.9 million increase in general expenses primarily to support the expansion of our operations. Partially offsetting this increase was a $1.1 million decrease in share-based compensation expense driven by the completion of the vesting of certain equity grants made in connection with our initial public offering in 2016. Quench SG&A expenses as a percentage of revenue were 52.0% for the six months ended June 30, 2019, a decline from 59.5% for the same period of 2018.

Corporate and Other SG&A expenses for the six months ended June 30, 2019 increased $0.3 million compared to the same period of 2018, primarily due to higher professional fees in connection with corporate activities including capital raising.

During the six months ended June 30, 2019, the Company incurred an incremental restructuring-related charge in connection with the PHSI Restructuring Plan related to severance, termination benefits and related taxes of $0.1 million, which was recorded within SG&A expenses in the consolidated statements of operations and comprehensive income. The Company completed the PHSI Restructuring Plan during the second quarter of 2019.

Other expense

	Six Months Ended
	June 30,		Change
	2019	2018	Dollars	Percent
	(dollars in thousands)
Interest expense, net	$(13,068)	$(6,604)	$(6,464)	97.9%
Other expense, net	(148)	(292)	144	(49.3)%
Total other expense	$(13,216)	$(6,896)	$(6,320)	91.6%

Interest expense, net for the six months ended June 30, 2019 increased $6.5 million compared to the prior year period. The increase was primarily due to incremental borrowings of $150 million in connection with expansion of our senior secured credit agreement in November and December 2018.

Other expense, net for the six months ended June 30, 2019 remained relatively flat compared to the prior year period.

Income tax expense

	Six Months Ended
	June 30,		Change in
	2019	2018	Dollars
	(dollars in thousands)
Income tax expense (benefit)	$1,072	$739	$333
Effective tax rate	(13.3)%	(7.0)%

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

For the six months ended June 30, 2019, we incurred a consolidated pre-tax loss of $8.1 million, which was composed of: (i) an aggregate of $10.6 million of pre-tax losses in jurisdictions which either do not impose an income tax or we do not believe it is more likely than not that we will realize the benefit of such losses and (ii) an aggregate of $2.5 million of pre-tax income in taxable jurisdictions. For the six months ended June 30, 2018, we incurred a consolidated pre-tax loss of $10.5 million, which was composed of: (i) an aggregate of $13.8 million of pre-tax losses in jurisdictions which either do not impose an income tax or we do not believe it is more likely than not that we will realize the benefit of such losses and (ii) an aggregate of $3.3 million of pre-tax income in taxable jurisdictions.

Income tax expense for the six months ended June 30, 2019 and 2018 was $1.1 million and $0.7 million, respectively. Income tax expense for the six months ended June 30, 2019 and 2018 was composed of a current tax expense of $1.2 million and $1.0 million, respectively, and deferred tax benefit of $0.1 million and $0.3 million, respectively. The increase in income tax expense for the six months ended June 30, 2019 as compared to the same period in 2018 was primarily due to an increase of a deferred tax liability for an indefinite-lived asset and an increase in tax expense in certain jurisdictions due to the existence of a valuation allowance in the prior year period which was subsequently released during the third quarter of 2018. These increases were partially offset by a decrease in deferred tax expense related to lower pretax book income in certain jurisdictions.

Cash paid for income taxes was $1.0 million and $1.4 million during the six months ended June 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

Overview

As of June 30, 2019 and December 31, 2018, our principal sources of liquidity on a consolidated basis were cash and cash equivalents (excluding restricted cash) of $41.3 million and $56.6 million, respectively, which were held for working capital, investment and general corporate purposes. In addition, as of both June 30, 2019 and December 31, 2018, we had an aggregate of $4.2 million, respectively, of restricted cash related to debt service reserve funds and minimum balance requirements for one of our borrowings. Our working capital as of June 30, 2019 was $60.1 million compared to $64.6 million as of December 31, 2018.

In July 2019, we completed the sale of 4.7 million ordinary shares at a public offering price of $16.88 per share. We received net proceeds of approximately $75 million, after deducting underwriting discounts and commissions and offering expenses.

Our cash and cash equivalents are held by our holding company and our subsidiaries primarily in demand deposits with domestic and international banks, money market accounts and U.S. Treasury bills. We utilize a combination of equity financing and corporate and project debt financing through international commercial banks and other financial institutions to fund our cash needs and the growth of our business. Our debt financing arrangements contain financial covenants and provisions which govern distributions by the borrowers and may limit our ability to transfer cash among us and our subsidiaries. Based on our current level of operations, we believe our cash flow from operations and available cash will be adequate to meet the future liquidity needs of our current operations for at least the next twelve months.

Our expected future liquidity and capital requirements consist principally of:

•	capital expenditures and investments in infrastructure related to maintaining or expanding our existing operations;

•	development of new projects and new markets;

•	inventory;

•	acquisitions;

•	costs and expenses relating to our ongoing business operations; and

•	debt service requirements on our existing and future debt.

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

With respect to our Seven Seas Water segment, unless cash balances are expected to be redeployed for further growth opportunities in the same jurisdiction, our distribution policy is to efficiently distribute cash from our international operating subsidiaries to our non-U.S. intermediate holding companies for redeployment in the manner intended to optimize our return on invested capital.  However, one of our subsidiaries, as of June 30, 2019, has a loan agreement that restricts distributions to related parties in the event certain financial or nonfinancial covenants are not met, which could reduce our ability to redeploy cash. Distributions are typically in the form of principal and interest payments on intercompany loans, repayment of intercompany advances or other intercompany arrangements, including billings from our Tampa operations center, and dividends. When considering the amount and timing of such distributions, our Seven Seas Water operating subsidiaries must maintain sufficient funds for future capital investment, debt service and general working capital purposes.

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

Cash Flows

The following table summarizes our cash flows for the periods:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Cash provided by operating activities	$6,546	$13,771
Cash used in investing activities	(18,089)	(19,656)
Cash used in financing activities	(3,680)	(3,425)
Effect of exchange rates on cash, cash equivalents and restricted cash	13	(12)
Net change in cash, cash equivalents and restricted cash	$(15,210)	$(9,322)

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

Cash provided by operations during the six months ended June 30, 2019 and 2018 was $6.5 million and $13.8 million, respectively. The decrease in cash flow from operations was primarily due to higher cash interest expense related to incremental borrowings of $150 million in connection with the expansions of our senior secured credit agreement in November and December of 2018 and higher operating cash outflows related to the adoption of the new lease accounting guidance which requires certain cash outflows to be categorized in operating activities. Also impacting operating cash flows is the increase in receivables, inventory and contract costs resulting from recent higher Quench sales volume during the first half of 2019.

Investing Activities

Cash used in investing activities during the six months ended June 30, 2019 and 2018 was $18.1 million and $19.7 million, respectively. The decrease in cash used in investing activities was primarily attributable to the completion of $12.5 million of acquisitions during the six months ended June 30, 2018. This was partially offset by an increase in capital expenditures during the six months ended June 30, 2019 as compared to the prior year period.

During the six months ended June 30, 2019 and 2018, there were $10.4 million and $0.9 million, respectively, of capital expenditures by Seven Seas Water for new plants, plant expansions and capacity upgrades and $6.5 million and $6.4 million, respectively, of capital expenditures for Quench to support growth and its existing operations.

Financing Activities

Cash used in financing activities during the six months ended June 30, 2019 and June 30, 2018 was $3.7 million and $3.4 million, respectively.  This $0.3 million decrease is primarily attributable to a $1.4 million increase in payments of acquisition contingent consideration and $0.6 million increase in employee taxes paid as a result of vested RSUs, which was partially offset by an increase in net cash proceeds of $1.7 million from the exercise of stock options.

Our long‑term debt is summarized in the table below and further described in the sections that follow. As of June 30, 2019 and December 31, 2018, long‑term debt included the following (in thousands):

	June 30,	December 31,
	2019	2018
Corporate Credit Agreement	$300,000	$300,000
BVI Loan Agreement	17,705	20,468
Vehicle financing	2,544	1,842
Total face value of long-term debt	$320,249	$322,310

Face value of long-term debt, current	$7,094	$6,536
Less: Current portion of unamortized debt discounts and deferred financing fees	(36)	(42)
Current portion of long-term debt, net of debt discounts and deferred financing fees	$7,058	$6,494

Face value of long-term debt, non-current	$313,155	$315,774
Less: Non-current portion of unamortized debt discounts and deferred financing fees	(2,046)	(2,559)
Long-term debt, net of debt discounts and deferred financing fees	$311,109	$313,215

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

As of June 30, 2019, the weighted average interest rate was 7.9%.

The Corporate Credit Agreement is guaranteed by AquaVenture Holdings Limited along with certain subsidiaries and contains financial and nonfinancial covenants. The financial covenants include minimum interest coverage ratio and maximum leverage ratio requirements, as defined in the Corporate Credit Agreement, and are calculated using consolidated financial information of AquaVenture Holdings Limited excluding the results of AquaVenture (BVI) Holdings Limited and its subsidiary Seven Seas Water (BVI) Limited. In addition, the Corporate Credit Agreement contains customary negative covenants limiting, among other things, indebtedness, investments, liens, dispositions of assets, restricted payments (including dividends), transactions with affiliates, prepayments of indebtedness, capital expenditures, changes in nature of business and amendments to documents. As of June 30, 2019, we were in compliance with, or received waivers for breaches of, all such covenants.

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

As of June 30, 2019, the weighted‑average interest rate was 5.3%. Seven Seas Water (BVI) Ltd. may prepay the principal amounts of the loans prior to the maturity date, in whole or in part.

The BVI Loan Agreement includes both financial and nonfinancial covenants, limits the amount of additional indebtedness that Seven Seas Water (BVI) Ltd. can incur and places annual limits on capital expenditures for this subsidiary. The BVI Loan Agreement also places restrictions on distributions made by Seven Seas Water (BVI) Ltd. which is only permitted to make distributions to shareholders and affiliates of AquaVenture Holdings Limited is in compliance with all loan covenants and if specified debt service coverage and loan life coverage ratios have been met. The BVI Loan Agreement contains a number of negative covenants restricting, among other things, indebtedness, investments, liens, dispositions of assets, restricted payments (including dividends), mergers and acquisitions, accounting changes, transactions with affiliates, prepayments of indebtedness, capital expenditures, and changes in nature of business and joint ventures. In addition, Seven Seas Water (BVI) Ltd is subject to quarterly financial covenant compliance, including minimum debt service and loan life coverage ratios, and must maintain a minimum debt service reserve fund and a maintenance reserve fund with the bank in addition to other minimum balance requirements as set forth in the agreement. As of June 30, 2019, Seven Seas Water (BVI) Ltd. was in compliance with, or received waivers for breaches of, all such covenants.

Other Debt

We finance our vehicles primarily under three‑year terms with interest rates ranging from 3.4% to 4.5% per annum.

Contractual Obligations and Other Commitments

Please refer to Note 9—“Commitments and Contingencies” to the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for more information. There were no material changes to our contractual obligations during the six months ended June 30, 2019 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as amended. For a complete discussion of our contractual obligations, please refer to our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as amended.

Off‑Balance Sheet Arrangements

At June 30, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off‑balance sheet arrangements or other contractually narrow or limited purposes.

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

Interest Rate Risk

We had cash and cash equivalents totaling $41.3 million as of June 30, 2019. This amount was invested primarily in demand deposits with domestic and international banks, money market accounts, and U.S. Treasury bills. The cash and cash equivalents are held for investment and working capital purposes. Our cash deposits are maintained for capital preservation purposes. We do not enter into investments for trading or speculative purposes. As of June 30, 2019, we had variable rate loans outstanding of $202.7 million that adjust with interest rate movements in LIBOR except when interest rate floors apply. Accordingly, we are subject to interest rate risk to the extent that LIBOR, or any successor thereto, changes. A hypothetical 100 bps increase in our interest rates in effect at June 30, 2019 would have a $2.0 million increase to our interest expense on an annualized basis. A hypothetical 100 bps decrease in our interest rates in effect at June 30, 2019 would have a $2.0 million decrease to our interest expense on an annualized basis. We believe our mixture of fixed rate and variable rate loans helps reduce our overall exposure to interest rate risk. See “Reforms to and uncertainty regarding the London InterBank Offered Rate (“LIBOR”) may adversely affect our business, financial condition, ability to refinance loans and results of operations” in Part II, Item IA. Risk Factors.

Foreign Exchange Risk

For both the three and six months ended June 30, 2019, approximately 3% of our consolidated revenues were denominated or paid in a foreign currency. To help minimize our exposure to foreign exchange risk, we utilize payments collected in local currencies other than the U.S. dollar for payment obligations we may incur in the same local currency related to labor, construction, consumables or materials costs, manufacturing of inventory, or if our procurement orders are denominated in a currency other than U.S. dollars. If any of these local currencies change in value versus the U.S. dollar, our cost in U.S. dollars would change which could adversely affect our results of operations. We do not currently hedge our foreign currency exchange risk. However, we believe that our strategy to carefully manage the exposure to foreign currencies as well as ensure that a majority of our revenues are denominated in the U.S. dollar, helps reduce our overall exposure to foreign exchange risk.

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

As of June 30, 2019, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our principal executive officer and principal financial officer have concluded, based upon the evaluation described above, that, as of June 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2019 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, as of June 30, 2019, we were not party to any legal proceedings that we would expect to have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of any such outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

The matters discussed in this Quarterly Report on Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances, over many of which we have little or no control. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as amended, and in subsequent filings as well as risks and uncertainties discussed elsewhere in this Quarterly Report on Form 10-Q, could cause actual results to differ materially from those in the forward-looking statements. Other than the risk factors mentioned below, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as amended.

Risks Related to our Business

In Curaçao, our customer is dependent on Petróleos de Venezuela S.A., or PDVSA (the state-owned oil company of Venezuela), and any financial or other issues our customer experiences with PDVSA could adversely affect our results of operations and financial condition. Further, our water sales agreement is currently scheduled to terminate on December 31, 2019, unless extended, and our customer has provided notice that it is exercising its right to purchase our Curacao desalination facilities, either of which will adversely impact the revenues, results of operations and cash flows of our Seven Seas Water business.

Our desalination facility in Curaçao sells industrial quality water to Curaçao Refinery Utilities B.V. ("CRU"), a government owned utility that provides utility services to a refinery owned by Refineria di Korsou ("RdK") that is leased to PDVSA. Any financial or other issues RdK experiences with PDVSA could adversely affect our results of operations and financial condition.

The current term of this water sales agreement expires at the end of 2019, but pursuant to the terms of the existing water supply agreement will be extended to the end of 2022 if our customer's contract with RdK is extended as a result of negotiations by RdK with PDVSA.

There can be no assurances that our customer will extend the lease of the refinery to PDVSA or that this water sales agreement will be extended or renewed, whether or not our customer is successful in securing a new tenant for the refinery. The expiration of this water sales agreement would materially reduce the revenues, results of operations and cash flows of our Seven Seas Water business.

In addition, on June 28, 2019, we received formal notice from CRU that it is exercising its right to purchase our desalination facilities pursuant to the terms of the existing water supply agreement. The terms of the contractual buy-out right require payment to be made at the contract expiration date. The applicable buy-out amount, if the buyout right is consummated by CRU, will be $3.5 million if made on December 31, 2019 or, if CRU's contract with RdK is extended, $2.5 million if made on December 31, 2022. For the year ended December 31, 2018, our revenue under this water supply agreement was $7.7 million, or 5.3% of our total consolidated revenue. For the three and six months ended June 30, 2019, our revenue under this water supply agreement was $2.0 million and $3.9 million, respectively, or 3.8% and 4.0% of our total consolidated revenue, respectively. The expiration of this water supply agreement and purchase of the desalination facilities will adversely impact the revenues, results of operations and cash flows of our Seven Seas Water business.

Reforms to and uncertainty regarding the London InterBank Offered Rate (“LIBOR”) may adversely affect our business, financial condition, ability to refinance loans and results of operations.

The United Kingdom Financial Conduct Authority announced in July 2017 that it will no longer persuade or require banks to submit rates for LIBOR after 2021. This announcement, in conjunction with financial benchmark reforms more generally and changes in the interbank lending markets, have resulted in uncertainty about the future of LIBOR and certain other rates or indices which have historically been used as interest rate “benchmarks” in financial contracts, including, but not limited to, credit facilities, interest rate swap agreements and interest rate cap agreements. Also, certain of the water supply agreements of our Seven Seas Water desalination business include adjustments based on LIBOR and other benchmarks. These actions and uncertainties may have the effect of triggering future changes in the rules or methodologies used to calculate benchmarks or lead to the discontinuation or unavailability of benchmarks. In addition, there can be no assurance that we and other market participants will be adequately prepared for an actual discontinuation of benchmarks, including LIBOR, that existing payment obligations, assets and liabilities based on or linked to benchmarks will transition successfully to alternative reference rates or benchmarks or of the timing of adoption and degree of integration of such alternative reference rates or benchmarks in the markets. The discontinuation of benchmarks, including LIBOR, may have an unpredictable impact on the contractual mechanics of financial contracts (including, but not limited to, interest rates to be paid to or by us) and certain of our water supply agreements, require renegotiation of outstanding water supply agreements, financial assets and liabilities, cause significant disruption to financial markets that are relevant to our business, increase the risk of litigation, yield increased expenses related to the transition to alternative reference rates or benchmarks, and/or interfere with our ability to refinance loans, among other adverse consequences. In addition, any transition from current benchmarks may alter the Company’s risk profiles and models, valuation tools, cost of financing and effectiveness of hedging strategies. Reforms to and uncertainty regarding transitions from current benchmarks may adversely affect our business, financial condition or results of operations.

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

AquaVenture Holdings Limited

Date: August 7, 2019	By:	/s/ LEE S. MULLER
Lee S. Muller
Chief Financial Officer (Principal Financial Officer)