Form 10-Q
period 2019-09-30
AquaVenture Holdings Ltd
filed 2019-11-06
CIK 1422841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The total number of ordinary shares outstanding as of November 4, 2019 was 31,739,691.

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER  30, 2019

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

Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” set forth under Part I, Item 1A of the Annual Report on Form 10-K for the fiscal year ended December 31, 2018,  as amended, as updated by our subsequent filings with the SEC, including the section entitled “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	September 30,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$109,520	$56,618
Trade receivables, net of allowances of $1,109 and $1,034, respectively	24,441	21,437
Inventory	18,330	15,496
Current portion of long-term receivables	7,403	6,538
Prepaid expenses and other current assets	8,846	8,272
Total current assets	168,540	108,361
Property, plant and equipment, net	162,458	150,064
Construction in progress	21,346	15,427
Right-of-use assets	10,982	—
Restricted cash	4,268	4,153
Long-term receivables	34,468	40,574
Other assets	11,006	6,251
Deferred tax asset	4,473	4,191
Intangible assets, net	180,395	205,443
Goodwill	199,194	190,999
Total assets	$797,130	$725,463
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$7,881	$8,235
Accrued liabilities	21,487	25,116
Current portion of long-term debt	7,269	6,494
Deferred revenue	4,621	3,890
Total current liabilities	41,258	43,735
Long-term debt	310,307	313,215
Deferred tax liability	18,036	18,465
Other long-term liabilities	13,650	13,450
Operating lease liabilities, non-current	10,090	—
Total liabilities	393,341	388,865
Commitments and contingencies (see Note 9)
Shareholders' Equity
Ordinary shares, no par value, 250,000 shares authorized; 31,722 and 26,780 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	662,225	582,127
Accumulated other comprehensive income	(252)	(421)
Accumulated deficit	(258,184)	(245,108)
Total shareholders' equity	403,789	336,598
Total liabilities and shareholders' equity	$797,130	$725,463

See accompanying notes to the unaudited condensed consolidated financial statements.

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Bulk water	$14,992	$14,626	$44,916	$42,682
Rental	24,286	16,261	68,660	45,041
Product sales	12,769	4,952	34,511	13,012
Financing	900	985	2,809	3,048
Total revenues	52,947	36,824	150,896	103,783
Cost of revenues:
Bulk water	6,958	6,771	20,481	20,021
Rental	11,245	7,130	30,898	20,240
Product sales	8,271	3,256	22,157	8,624
Total cost of revenues	26,474	17,157	73,536	48,885
Gross profit	26,473	19,667	77,360	54,898
Selling, general and administrative expenses	23,518	20,826	69,256	59,689
Income (loss) from operations	2,955	(1,159)	8,104	(4,791)
Other expense:
Interest expense, net	(6,214)	(3,396)	(19,282)	(10,000)
Other expense, net	(233)	(228)	(381)	(520)
Loss before income tax expense	(3,492)	(4,783)	(11,559)	(15,311)
Income tax expense (benefit)	445	(2,051)	1,517	(1,312)
Net loss	(3,937)	(2,732)	(13,076)	(13,999)
Other comprehensive income:
Foreign currency translation adjustment	(67)	106	169	(84)
Comprehensive loss	$(4,004)	$(2,626)	$(12,907)	$(14,083)

Loss per share – basic and diluted	$(0.13)	$(0.10)	$(0.46)	$(0.53)

Weighted-average shares outstanding – basic and diluted	31,201	26,590	28,354	26,544

See accompanying notes to the unaudited condensed consolidated financial statements.

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(IN THOUSANDS)

	Ordinary Shares
			Additional	Accumulated Other	Accumulated
	Shares	Amount	Paid-In Capital	Comprehensive Income	Deficit	Total
Balance, December 31, 2018	26,780	$—	$582,127	$(421)	$(245,108)	$336,598
Issuance for share-based compensation, net of shares withheld to cover minimum tax withholdings	72	—	(620)	—	—	(620)
Exercise of options	82	—	1,472	—	—	1,472
Share-based compensation expense	—	—	1,011	—	—	1,011
Net loss	—	—	—	—	(5,664)	(5,664)
Foreign currency translation adjustment	—	—	—	120	—	120
Balance, March 31, 2019	26,934	$—	$583,990	$(301)	$(250,772)	$332,917
Employee Share Purchase Plan	10	—	177	—	—	177
Issuance for share-based compensation, net of shares withheld to cover minimum tax withholdings	19	—	(150)	—	—	(150)
Exercise of options	22	—	311	—	—	311
Share-based compensation expense	—	—	1,275	—	—	1,275
Net loss	—	—	—	—	(3,475)	(3,475)
Foreign currency translation adjustment	—	—	—	116	—	116
Balance, June 30, 2019	26,985	$—	$585,603	$(185)	$(254,247)	$331,171
Issuance for share-based compensation, net of shares withheld to cover minimum tax withholdings	20	—	(135)	—	—	(135)
Exercise of options	2	—	29	—	—	29
Share-based compensation expense	—	—	1,323	—	—	1,323
Issuance of ordinary shares, net of issuance costs	4,715	—	75,405	—	—	75,405
Net loss	—	—	—	—	(3,937)	(3,937)
Foreign currency translation adjustment	—	—	—	(67)	—	(67)
Balance, September 30, 2019	31,722	$—	$662,225	$(252)	$(258,184)	$403,789

	Ordinary Shares
			Additional	Accumulated Other	Accumulated
	Shares	Amount	Paid-In Capital	Comprehensive Income	Deficit	Total
Balance, December 31, 2017	26,482	$—	$568,593	$(17)	$(224,380)	$344,196
Issuance for share-based compensation, net of shares withheld to cover minimum tax withholdings	19	—	(112)	—	—	(112)
Exercise of options	2	—	15	—	—	15
Share-based compensation expense	—	—	3,283	—	—	3,283
Net loss	—	—	—	—	(6,346)	(6,346)
Foreign currency translation adjustment	—	—	—	(83)	—	(83)
Balance, March 31, 2018	26,503	$—	$571,779	$(100)	$(230,726)	$340,953
Employee Share Purchase Plan	10	—	132	—	—	132
Issuance for share-based compensation, net of shares withheld to cover minimum tax withholdings	59	—	(91)	—	—	(91)
Exercise of options	8	—	71	—	—	71
Share-based compensation expense	—	—	3,366	—	—	3,366
Net loss	—	—	—	—	(4,921)	(4,921)
Foreign currency translation adjustment	—	—	—	(107)	—	(107)
Balance, June 30, 2018	26,580	$—	$575,257	$(207)	$(235,647)	$339,403
Issuance for share-based compensation, net of shares withheld to cover minimum tax withholdings	20	—	(104)	—	—	(104)
Share-based compensation expense	—	—	3,353	—	—	3,353
Net loss	—	—	—	—	(2,732)	(2,732)
Foreign currency translation adjustment	—	—	—	106	—	106
Balance, September 30, 2018	26,600	$—	$578,506	$(101)	$(238,379)	$340,026

See accompanying notes to the unaudited condensed consolidated financial statements.

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(13,076)	$(13,999)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	39,454	24,761
Share-based compensation expense	3,609	10,002
Provision for bad debts	813	695
Deferred income tax provision	(260)	(2,882)
Provision for inventory	184	253
Loss on disposal of assets	1,554	1,506
Amortization of deferred financing fees	765	712
Accretion of and adjustments to acquisition contingent consideration	251	—
Other	12	38
Change in operating assets and liabilities:
Trade receivables	(3,616)	236
Inventory	(3,970)	(1,407)
Prepaid expenses and other current assets	(16)	142
Long-term receivables	5,200	4,596
Right-of-use assets	1,288	—
Other assets	(8,524)	(2,643)
Current liabilities	(4,161)	(253)
Operating lease liabilities	(120)	—
Long-term liabilities	824	291
Net cash provided by operating activities	20,211	22,048
Cash flows from investing activities:
Capital expenditures	(28,639)	(12,930)
Net cash paid for acquisition of assets or business	(7,941)	(27,097)
Other	331	16
Net cash used in investing activities	(36,249)	(40,011)
Cash flows from financing activities:
Payments of long-term debt	(5,074)	(4,975)
Payment of deferred financing fees	—	(71)
Payments of secured borrowings	(372)	—
Payments of acquisition contingent consideration	(2,033)	—
Proceeds from exercise of stock options	1,812	86
Shares withheld to cover minimum tax withholdings on equity awards	(905)	(307)
Proceeds from the issuance of Employee Share Purchase Plan shares	177	132
Proceeds from issuance of ordinary shares, net of issuance costs	75,438	—
Net cash provided by (used in) financing activities	69,043	(5,135)
Effect of exchange rates on cash, cash equivalents and restricted cash	12	(7)
Change in cash, cash equivalents and restricted cash	53,017	(23,105)
Cash, cash equivalents and restricted cash at beginning of period	60,771	122,359
Cash, cash equivalents and restricted cash at end of period	$113,788	$99,254

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

Quench primarily operates throughout the United States and Canada. Quench is supported by a primary operations center in King of Prussia, Pennsylvania, which provides marketing and business development, field service and supply chain support, customer care and administrative functions.

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

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, certain information and footnotes normally required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as amended. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the Company’s unaudited condensed consolidated balance sheet as of September 30, 2019, the unaudited condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2019 and 2018, the unaudited condensed consolidated statements of changes in equity for the three and nine months ended September 30, 2019 and 2018, and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018. The unaudited condensed consolidated balance sheet as of December 31, 2018 was based on the audited consolidated balance sheet as of December 31, 2018, as presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as amended, but restated for adoption of new accounting guidance which is further explained in the “Adoption of New Accounting Pronouncements” section below.

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

The right-of-use asset is initially measured at cost, which is comprised of the initial amount of the operating lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. The right-of-use asset is subsequently measured throughout the lease term at the carrying amount of the operating lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. Right-of-use assets are periodically reviewed for impairment whenever events or changes in circumstances arise. During the three and nine months ended September 30, 2019, the Company had incurred no impairment charges related to right-of-use assets.

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

If the customer contract contains or is accounted for as a lease, the key estimates and judgments used by the Company in accounting for the lease as a lessor include the following: (i) lease term, (ii) the economic life of the underlying leased asset, (iii) determination of lease payments and (iv) determination of the fair value at the time of contract inception and the residual value of the underlying leased asset.

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

The fair value of the underlying leased asset at contract inception and residual value of underlying leased asset at the end of the term of the lease are determined based on the price that would be received to sell an asset in an orderly transaction at the time of valuation. The Company’s risk management strategy for protecting the residual value of the underlying assets include the ongoing maintenance by the Company during the lease term as well as clauses and other protections within the lease agreements which require the lessee to return the underlying asset in working condition at the end of the lease term.

At contract inception, the Company determines the lease classification of the underlying asset. The Company considers inputs such as the lease term, lease payments, fair value of the underlying asset and residual value of the underlying asset when assessing the classification. The discount rate applied to the unpaid lease payments is the interest rate implicit in the lease. The rate implicit in the lease is the rate of interest that, at a given date, causes the aggregate present value of (a) the lease payments and (b) the amount that the Company expects to derive from the underlying asset following the end of the lease term to equal the sum of (1) the fair value of the underlying asset minus any related investment tax credit retained and expected to be realized by the Company and (2) any deferred initial direct costs of the Company.

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

Certain contracts with customers which require the construction of facilities to provide bulk water to a specific customer include two performance obligations, including an implicit lease for the bulk water facilities and bulk water services, and a non-lease component related to O&M services. The implicit lease performance obligation is generally accounted for as an operating lease as a result of the provisions of the contract. As the bulk water services are deemed to be the more predominant element, the Company considers the arrangement to be a combined bulk water component. The calculated transaction price can include, if applicable, contractual minimum monthly charges and the expected amount of variable consideration to the extent it is probable that a significant reversal of the cumulative revenues will not occur. The variable consideration generally includes the amount of water in excess of contractual minimum volumes, if applicable, or the amount of water expected to be supplied and contractually established rates. The revenue recognition pattern for both the lease and non-lease components are the same, with revenues being recognized ratably over the contract period as water is delivered to the customer. Revenues generated from both the lease and non-lease performance obligations are recorded as bulk water revenue within the consolidated statements of operations and comprehensive income.

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

The transaction price allocated to the construction of infrastructure performance obligation is recognized as product sales within the consolidated statements of operations and comprehensive income. Product sales are recognized over time, using the input method based on cost incurred, which typically begins at commencement of the construction with revenue being fully recognized upon the completion of the infrastructure as control of the infrastructure is, or is deemed to be, transferred to the customer. In addition, service concession contracts typically include a difference in timing of when control is, or is deemed to be, transferred and the collection of cash receipts, which are collected over the term of the entire arrangement. The timing difference could result in a significant financing component for the construction performance obligations if determined to be a material component of the transaction price. If a significant financing component is identified, the future cash flows included in the transaction price allocated to the construction performance obligations are discounted using a discount rate comparable to a market-based borrowing rate specific to both the customer and terms of the contract. The resulting present value of the allocated future cash flows is recorded as construction revenue with a related long-term receivable as control of the infrastructure is, or is deemed to be, transferred to the customer while the discount amount is considered to be the significant financing component. Future cash flows received from the customer related to the construction performance obligations are bifurcated between principal repayment of the long-term receivable and the imputed interest income related to the customer financing. The interest income is recorded as financing revenue within the consolidated statements of operations and comprehensive income as providing financing to our customers is a core component of our business model.

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

For all leases originated on or after January 1, 2019, subsequent to the adoption of authoritative guidance on leases, the incremental costs incurred by the Company to originate contracts with customers are capitalized as contract acquisition costs. Contract acquisition costs, which generally include commissions and other costs that are only incurred as a result of obtaining a contract, are capitalized when the incremental costs are expected to be recovered over the contract period. All other costs incurred regardless of obtaining a contract are expensed as incurred. Contract acquisition costs are amortized over the period the costs are expected to contribute directly or indirectly to future cash flows, which is generally over the initial contract term, on a basis consistent with the transfer of goods or services to the customer to which the costs relate.

Contract acquisition costs, net as of September 30, 2019 and December 31, 2018 were $4.8 million and $3.7 million, respectively, and were recorded in other assets in the consolidated balance sheets.

Contract Fulfillment Costs. Costs incurred by the Company to fulfill a contract with a customer are capitalized when the costs generate or enhance resources that will be used in satisfying future performance obligations of the contract and the costs are expected to be recovered. Capitalized contract fulfillment costs generally include contracted services, direct labor, materials, and allocable overhead directly related to resources required to fulfill the contract, including shipping and installation activities. Contract fulfillment costs are amortized over the period the costs are expected to contribute directly or indirectly to future cash flows, which is generally over the initial contract term, on a basis consistent with the transfer of good or services to the customer to which the costs relate.

Contract fulfillment costs, net as of September 30, 2019 and December 31, 2018 were $5.4 million and $1.5 million, respectively, and were recorded in other assets in the consolidated balance sheets.

Total contract costs amortization expense for the three and nine months ended September 30, 2019 were $1.5 million and $3.6 million, respectively. Total contract cost amortization expense for the three and nine months ended September 30, 2018 were $0.7 million and $2.0 million respectively.

Contract costs are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company had no impairment charges related to contract costs during the three and nine months ended September 30, 2019 and 2018.

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

In August 2018, the FASB issued authoritative guidance regarding implementation costs incurred in a cloud computing arrangement that is a service contract. This guidance will be effective for annual reporting periods beginning on or after December 15, 2019, including interim periods within those annual periods, and early adoption is permitted. The Company is currently evaluating the potential impact of the disclosure requirements on the consolidated financial statements.

In August 2018, the FASB issued authoritative guidance regarding the disclosure requirements for fair value measurements. This guidance will be effective for annual reporting periods beginning on or after December 15, 2019, including interim periods within those annual periods, and early adoption is permitted. The Company is currently evaluating the potential impact of the accounting and disclosure requirements on the consolidated financial statements.

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

Acquisition-related costs incurred by the Company related to the PHSI Acquisition during the three and nine months ended September 30, 2019 were $0 and $0.1 million, respectively, which were expensed as incurred within selling, general and administrative (“SG&A”) expenses in the consolidated statements of operations and comprehensive income.

The Quench business completed the PHSI Acquisition to expand its installed base of POU systems and to be able to participate more broadly in the global POU market through the PHSI dealer network. In addition, the PHSI Acquisition enhances Quench’s ability to develop, source and manufacture exclusive coolers and purification offerings. Lastly, it offers us the opportunity to develop relationships with POU dealers that could lead to future acquisitions.

The following table summarizes the preliminary purchase price allocated to the fair value of assets acquired, including intangibles recorded in conjunction with the business combination and liabilities assumed (in thousands):

Assets acquired:
Cash and cash equivalents	$260
Trade receivables	1,167
Inventory	1,603
Prepaid expenses and other current assets	447
Property, plant and equipment	6,945
Deferred tax asset	108
Customer relationships	21,409
Trade names	2,360
Non-compete agreements	1,776
Goodwill	26,473
Total assets acquired	62,548
Liabilities assumed:
Accounts payable and accrued liabilities	(22,652)
Deferred revenue	(329)
Other long-term liabilities	(450)
Total liabilities assumed	(23,431)
Total purchase price	$39,117

As of September 30, 2019, the purchase price allocated to the fair value of assets acquired, including intangibles, recorded in conjunction with the PHSI Acquisition remained preliminary and is subject to further adjustment as additional information becomes available and as additional analyses and final valuations are completed. There can be no assurances that these additional analyses and final valuations will not result in material changes to the estimates of fair value set forth above. During the third quarter of 2019, the Company updated its preliminary allocation of the purchase price to the assets acquired and liabilities assumed. The assets and liabilities in the purchase price allocation are stated at fair value based on estimates of fair value using available information and making assumptions management believes are reasonable. Intangibles identified and valued related to the transaction include customer relationships, trade names and non-compete agreements. The fair value of the customer relationships was determined using the multi-period excess earnings method which is based on the present value of expected cash flows generated by the revenues under the contract with the customer using a discount rate of 15.8%. The fair value of the trade names was determined using the relief from royalty method which is based on the present value of royalty fees derived from projected revenues using a discount rate of 15.8%. The fair value of the non-compete agreements was determined using the comparative business valuation method which is based on the present value of potential revenue loss using a discount rate of 15.8%.

The estimated weighted average useful life for customer relationships, trade names, and non-compete agreements is 15 years, 12 years, and 5 years, respectively.

As a result of the measurement period adjustments made to the purchase price allocation during the third quarter of 2019, the Company recorded additional amortization expense, as reflected in SG&A, of $1.1 million. For both the three and nine months ended September 30, 2019, the Company’s loss from operations and net loss in the consolidated statements of operations were approximately $1.1 million higher as a result of the measurement period adjustments. For both the three and nine months ended September 30, 2019, the Company’s net loss per share increased by $0.04 per share as a result of the measurement period adjustments.

Goodwill is composed of the acquired workforce and synergies not valued and is not deductible for tax purposes. Goodwill for the PHSI Acquisition is recorded within the Quench reportable segment.

The results of the operations of the acquired PHSI assets are included in the Quench reportable segment after the date of the PHSI Acquisition.

The Company identified certain liabilities, including tax matters that existed prior to December 18, 2018. The Company believes the liabilities are indemnified pursuant to the stock purchase agreement for the PHSI Acquisition. As a result, as of the date of acquisition, the Company recorded a liability in the amount of $0.8 million, which was recorded in accrued liabilities, and a corresponding indemnification receivable in the amount of $0.8 million, which was recorded in prepaids and other current assets in the consolidated balance sheet. The amounts were reflected within the purchase price allocation.

Commencing on December 18, 2018, the Company initiated a restructuring of the PHSI organization which included the reduction of headcount for PHSI executive management and other employee positions determined to be duplicative with those at Quench (the “PHSI Restructuring Plan”). Certain of the positions were backfilled with additional positions at Quench depending on the needs of the business. The expected net effect of the restructuring will allow Quench to recognize synergies of reduced employee costs subsequent to the PHSI Acquisition. The restructuring was determined to be a post-combination transaction. During the three and nine months ended September 30, 2019, the Company incurred an incremental restructuring-related charge related to severance, termination benefits and related taxes of $0 and $0.1 million, respectively, which was recorded within SG&A expenses in the consolidated statements of operations and comprehensive income. As of September 30, 2019 and December 31, 2018, the Company had accrued approximately $0.1 million and $0.8 million, respectively, within accrued liabilities on the consolidated balance sheets. The Company completed the PHSI Restructuring Plan during the second quarter of 2019.

FB Global Development, Inc., d/b/a Bluline

On December 3, 2018, Quench acquired substantially all the assets and assumed certain liabilities of FB Global Development, Inc., d/b/a Bluline (“Bluline”) pursuant to an asset purchase agreement (the “Bluline Acquisition”). Bluline, based in South Florida, is a provider of filtered water coolers and related services through direct and indirect sales channels. The aggregate purchase price, subject to adjustments, of the Bluline Acquisition was $2.5 million in cash and a $0.3 million payable to the seller which is expected to be paid in full by December 2019.

There were no acquisition-related costs incurred by the Company related to the Blueline Acquisition during the three and nine months ended September 30, 2019.

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

The following table summarizes the purchase price allocated to the fair value of assets acquired, including intangibles recorded in conjunction with the business combination, and liabilities assumed (in thousands):

Assets acquired:
Trade receivables	$90
Inventory	345
Property, plant and equipment	331
Customer relationships	1,292
Non-compete agreements	170
Goodwill	645
Total assets acquired	2,873
Liabilities assumed:
Deferred revenue	(10)
Total liabilities assumed	(10)
Total purchase price	$2,863

The purchase price allocated to the fair value of assets acquired, including intangibles, and liabilities assumed recorded in conjunction with the Bluline Acquisition is considered final. The assets and liabilities in the purchase price allocation are stated at fair value based on estimates of fair value using available information and making assumptions management believes are reasonable. Intangibles identified and valued related to the transaction include customer relationships and non-compete agreements. The fair value of the customer relationships were developed using the multi-period excess earnings method which is based on the present value of expected cash flows generated by the revenues under the contract with the customer using a weighted average discount rate of 20.0%. The fair value of the non-compete agreements was determined using the comparative business valuation method which is based on the present value of potential revenue loss using a weighted average discount rate of 20.0%.

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

Acquisition-related costs incurred by the Company related to the AUC Acquisition during the three and nine months ended September 30, 2019 were $0 and $0.1 million, respectively, which were expensed as incurred within SG&A expenses in the consolidated statements of operations and comprehensive income.

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

The following table summarizes the purchase price allocated to the fair value of assets acquired, including intangibles recorded in conjunction with the business combination, and liabilities assumed (in thousands):

Assets acquired:
Cash and cash equivalents	$849
Trade receivables	1,763
Inventory	2,642
Current portion of long-term receivables	521
Prepaid expenses and other current assets	1,673
Property, plant and equipment	39,848
Other assets	25
Long-term receivables	306
Customer relationships	31,740
Trade names	2,680
Non-compete agreements	2,090
Backlog	870
Goodwill	64,940
Total assets acquired	149,947
Liabilities assumed:
Accounts payable and accrued liabilities	(4,286)
Deferred revenue	(1,021)
Other long-term liabilities	(1,706)
Deferred tax liability	(12,034)
Total liabilities assumed	(19,047)
Total purchase price	$130,900

The purchase price allocated to the fair value of assets acquired, including intangibles, and liabilities assumed recorded in conjunction with the AUC Acquisition is considered final. During the third quarter of 2019, the Company updated its allocation of the purchase price to the assets acquired and liabilities assumed. The fair value of the property, plant and equipment was determined using a combination of the indirect cost approach, direct cost approach and market approach, depending on asset type. The assets and liabilities (excluding property, plant and equipment) in the purchase price allocation are stated at fair value based on estimates of fair value using available information and making assumptions management believes are reasonable. Intangibles identified and valued related to the transaction include customer relationships, trade names, non-compete agreements and backlog. The fair value of customer relationships was determined using the multi-period excess earnings method which is based on the present value of expected cash flows generated by the revenues under the contract with the customer using a discount rate of 10.9%. The fair value of the trade names was determined using the relief from royalty method which is based on the present value of royalty fees derived from projected revenues using a discount rate of 10.9%. The fair value of the non-compete agreements was determined using the comparative business valuation method which is based on the present value of potential revenue loss using a discount rate of 10.9%. The fair value of the backlog, which represents revenues and the related profit for contracts executed but not yet completed, was determined using the multi-period excess earnings method which is based on the present value of expected cash flows generated by the revenues under the contract with the customer using a discount rate of 10.9%.

The Company determined the weighted average useful life at the date of valuation for the customer relationships, trade names, non-compete agreements and backlog is 19 years, 15 years, 4.9 years, and 0.7 years, respectively.

As a result of the measurement period adjustments made to the purchase price allocation during the third quarter of 2019, the Company recorded additional depreciation expense of $0.7 million, as reflected in cost of revenues, and a reduction of amortization expense of $0.1 million, as reflected in SG&A. For both the three and nine months ended September 30, 2019, the Company’s loss from operations and net loss in the consolidated statements of operations were approximately $0.6 million higher as a result of the measurement period adjustments. For both the three and nine months ended September 30, 2019, the Company’s net loss per share increased by $0.02 per share as a result of the measurement period adjustments.

Goodwill is composed of the acquired workforce and synergies not valued and is not deductible for tax purposes. Goodwill for the AUC Acquisition is recorded within the Seven Seas Water reportable segment.

The results of the operations of the acquired AUC assets are included in the Seven Seas Water reportable segment after the date of acquisition.

Alpine Water Systems, LLC

On August 6, 2018, Quench acquired substantially all the assets and assumed certain liabilities of Alpine Water Systems, LLC (“Alpine”), a POU water filtration company based in Las Vegas, Nevada, pursuant to an asset purchase agreement (the “Alpine Acquisition”). The aggregate purchase price of the Alpine Acquisition was $15.0 million, including $14.5 million in cash (including final working capital adjustment of $0.1 million which was received during the three months ended March 31, 2019), $0.4 million payable on August 6, 2020, and $0.1 million of acquisition contingent consideration. The acquisition contingent consideration is recorded at its estimated fair value with the ultimate payout based upon the future performance of the acquired assets. The undiscounted range of outcomes for the acquisition contingent consideration is $0 to $0.3 million. In addition, the asset purchase agreement includes contingent payments with the ultimate payout based upon the future performance of the acquired assets. The contingent payments are automatically forfeited if the employment of certain selling shareholders terminates. The Company has determined that the contingent payments will be post-combination compensation expense, which will be accreted to their estimated payout amount of $0.4 million throughout the substantive service period. The undiscounted range of outcomes for the post-combination compensation payout amount is $0 to $1.1 million. Payments related to the final acquisition contingent consideration and post-combination expense were made during the third quarter of 2019. The assets acquired consist primarily of in-place lease agreements and the related POU systems in the United States and Canada.

Acquisition-related costs incurred by the Company related to the Alpine Acquisition during the three and nine months ended September 30, 2019 were $0 and $0.1 million, respectively, which were expensed as incurred within SG&A expenses in the consolidated statements of operations and comprehensive income.

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

Wa-2 Water Company Ltd.

On March 1, 2018, Quench Canada, Inc., a wholly-owned subsidiary of the Company, acquired substantially all of the water filtration assets and assumed certain liabilities of Wa-2 Water Company Ltd. (“Wa-2”), pursuant to an asset purchase agreement for an aggregate purchase price of $5.1 million in cash, including a final working capital adjustment of approximately $5 thousand which was paid in June 2018 (the “Wa-2 Acquisition”). Approximately $0.3 million of the aggregate purchase price was held in escrow for a period of one year by a third party for seller indemnifications. Wa-2 is a POU water filtration company based in Vancouver, British Columbia. The assets acquired consist primarily of in-place lease agreements and the related POU systems.

Acquisition-related costs incurred by the Company related to the Wa-2 Acquisition during the three and nine months ended September 30, 2018 were $9 thousand and $86 thousand, respectively. There were no acquisition-related costs incurred by the Company during the three and nine months ended September 30, 2019.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues	$52,947	$48,986	$150,896	$140,290
Net loss	$(3,937)	$(3,566)	$(13,076)	$(20,344)
Loss per share	$(0.13)	$(0.13)	$(0.46)	$(0.77)

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

Carolina Pure Water Systems, LLC

On July 15, 2019, Quench acquired substantially all of the assets and assumed certain liabilities of Carolina Pure Water Systems, LLC (“Carolina Pure”), a POU water filtration company based in Raleigh, North Carolina, pursuant to an asset purchase agreement. The aggregate purchase price, subject to adjustments, was $7.3 million, which included approximately $6.8 million of cash and $0.5 million payable on the one year anniversary of the transaction. The assets acquired consist primarily of in-place lease agreements and the related POU systems in the United States.

The revenues and related expenses from the acquired in-place lease agreements are included in the Quench reportable segment from the date of acquisition. The Quench business completed the Carolina Pure acquisition to expand its installed base of POU systems in the United States.

Acquisition-related costs incurred by the Company in connection with this acquisition during both the three and nine months ended September 30, 2019 were $0.1 million.

The following table summarizes the amounts for the Carolina Pure acquisition which were allocated to the fair value of aggregated net assets acquired (in thousands):

Trade receivables	$137
Property, plant and equipment	1,350
Inventory	39
Customer relationships	4,812
Non-compete agreements	1,217
Deferred revenue	(230)
Net assets acquired	$7,325

The assets in the purchase price allocation are stated at fair value based on estimates of fair value using available information and making assumptions management believes are reasonable. Intangibles identified and valued related to the transaction include customer relationships and non-compete agreements. The fair value of the customer relationships was determined using the multi-period excess earnings method which is based on the present value of expected cash flows generated by the revenues under the contract with the customer using a discount rate of 11.8%. The fair value of the non-compete agreements was determined using the comparative business valuation method which is based on the present value of potential revenue and cash flow loss using a discount rate of 11.8%.

The Company determined the weighted average useful life at the date of valuation for the customer relationships and non-compete agreements to be 15 years and 5 years, respectively.

Aguaman, Inc.

On June 1, 2019, Quench acquired substantially all of the assets and assumed certain liabilities of Aguaman, Inc. (“Aguaman”), a POU water filtration company based in Miami, Florida, pursuant to an asset purchase agreement. The aggregate purchase price, subject to adjustments, was $1.5 million, which included approximately $1.1 million of cash, $0.2 million payable on the one year anniversary of the transaction and $0.2 million acquisition contingent consideration payable to the seller on or before the one year anniversary of the transaction. The acquisition contingent consideration is recorded at its estimated fair value with the ultimate payout based upon the future performance of the acquired assets and the resolution of certain matters as set forth in the asset purchase agreement. The undiscounted range of outcomes for the acquisition contingent considerations is $0 to $0.2 million. The assets acquired consist primarily of in-place lease agreements and the related POU systems in the United States.

The revenues and related expenses from the acquired in-place lease agreements are included in the Quench reportable segment from the date of acquisition. The Quench business completed the Aguaman acquisition to expand its installed base of POU systems in the United States.

Acquisition-related costs incurred by the Company in connection with this acquisition during the three and nine months ended September 30, 2019 were $0 and $0.1 million, respectively.

The following table summarizes the amounts for the Aguaman acquisition which were allocated to the fair value of aggregated net assets acquired (in thousands):

Trade receivables	$62
Property, plant and equipment	49
Inventory	6
Customer relationships	1,464
Deferred revenue	(37)
Net assets acquired	$1,544

The assets in the purchase price allocation are stated at fair value based on estimates of fair value using available information and making assumptions management believes are reasonable. The fair value of the customer relationships was determined using the multi-period excess earnings method which is based on the present value of expected cash flows generated by the revenues under the contract with the customer using a discount rate of 13.0%.

The Company determined the weighted average useful life at the date of valuation for the customer relationships to be 12 years.

4. Revenue

Disaggregation of Revenue

The following table represents a disaggregation of revenue for the three months ended September 30, 2019 and 2018, along with the reportable segment for each category (in thousands):

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Seven Seas			Seven Seas
	Water	Quench	Total	Water	Quench	Total
Bulk water
Water delivery	$9,008	$—	$9,008	$9,242	$—	$9,242
Operating and maintenance	5,984	—	5,984	5,384	—	5,384
Total bulk water	14,992	—	14,992	14,626	—	14,626
Rental
Lease of equipment	3,921	20,365	24,286	—	16,261	16,261
Total rental	3,921	20,365	24,286	—	16,261	16,261
Product sales
Construction of plants	2,429	—	2,429	—	—	—
Sale of equipment, coffee and consumables	—	10,340	10,340	—	4,952	4,952
Total product sales	2,429	10,340	12,769	—	4,952	4,952
Financing	900	—	900	985	—	985
Total revenues	$22,242	$30,705	$52,947	$15,611	$21,213	$36,824

The following table represents a disaggregation of revenue for the nine months ended September 30, 2019 and 2018, along with the reportable segment for each category (in thousands):

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Seven Seas			Seven Seas
	Water	Quench	Total	Water	Quench	Total
Bulk water
Water delivery	$27,450	$—	$27,450	$26,773	$—	$26,773
Operating and maintenance	17,466	—	17,466	15,909	—	15,909
Total bulk water	44,916	—	44,916	42,682	—	42,682
Rental
Lease of equipment	10,630	58,030	68,660	—	45,041	45,041
Total rental	10,630	58,030	68,660	—	45,041	45,041
Product sales
Construction of plants	6,860	—	6,860	—	—	—
Sale of equipment, coffee and consumables	—	27,651	27,651	—	13,012	13,012
Total product sales	6,860	27,651	34,511	—	13,012	13,012
Financing	2,809	—	2,809	3,048	—	3,048
Total revenues	$65,215	$85,681	$150,896	$45,730	$58,053	$103,783

Contract Assets and Liabilities

Contract assets include amounts related to our contractual right to consideration for completed performance obligations not yet invoiced. Contract liabilities include payments received in advance of performance under the contract or for differences between the amount billed to a customer and the revenue recognized for the completed performance obligation.

The following table provides information about contract assets and contract liabilities from contracts with customers at September 30, 2019 and December 31, 2018 (in thousands):

	September 30,	December 31,
	2019	2018
Contract assets
Trade receivables, net	$24,441	$21,437
Current portion of long-term receivables	7,403	6,538
Long-term receivables	34,468	40,574
Total contract assets	$66,312	$68,549

Contract liabilities
Deferred revenue, current	$4,621	$3,890
Deferred revenue, non-current	11,148	10,690
Total contract liabilities	$15,769	$14,580

Significant changes in the contract asset and the contract liability balances during the three months ended September 30, 2019 and 2018 are as follows (in thousands):

	Three months ended		Three months ended
	September 30, 2019		September 30, 2018
	Contract assets increase/(decrease)	Contract liabilities (increase)/decrease	Contract assets increase/(decrease)	Contract liabilities (increase)/decrease
Revenue recognized that was included in the contract liability balance at the beginning of respective period	$—	$315	$—	$323
Deferred revenue acquired during the period	$—	$(229)	$—	$(714)

Significant changes in the contract asset and the contract liability balances during the nine months ended September 30, 2019 and 2018 are as follows (in thousands):

	Nine months ended		Nine months ended
	September 30, 2019		September 30, 2018
	Contract assets increase/(decrease)	Contract liabilities (increase)/decrease	Contract assets increase/(decrease)	Contract liabilities (increase)/decrease
Revenue recognized that was included in the contract liability balance at the beginning of respective period	$—	$4,824	$—	$3,360
Deferred revenue acquired during the period	$—	$(266)	$—	$(1,093)

The Company had no asset impairment charges related to contract assets during the three and nine months ended September 30, 2019 and 2018.

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

Remainder of 2019	$20,478
2020	$50,808
2021	$49,924
2022	$49,924
2023	$49,924
Thereafter	$332,056

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

5. Fair Value Measurements

At September 30, 2019 and December 31, 2018, the Company had the following assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets:

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

There were no transfers into or out of Level 1, 2 or 3 assets during the three and nine months ended September 30, 2019. Transfers between levels are deemed to have occurred if the lowest level of input were to change.

The Company’s fair value measurements as of September 30, 2019 and December 31, 2018 were as follows (in thousands):

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Asset/	for Identical	Observable	Unobservable
Assets/Liabilities Measured at Fair Value	(Liability)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
As of September 30, 2019
Recurring basis:
Money market funds	$838	$838	$—	$—
U.S. Treasury securities	$68,486	$68,486	$—	$—
Acquisition contingent consideration	$(2,257)	$—	$—	$(2,257)
As of December 31, 2018
Recurring basis:
Money market funds	$42,135	$42,135	$—	$—
Acquisition contingent consideration	$(3,109)	$—	$—	$(3,109)

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

The components of lease cost were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Lease Cost
Operating lease cost	$769	$2,140
Short-term lease cost	120	370
Variable lease cost	2	10
Total lease cost	$891	$2,520

The weighted-average remaining lease term and weighted-average discount rate for operating leases as of September 30, 2019 is 7.2 years and 10.0%, respectively. Cash paid for operating leases that are included in the measurement of lease liabilities during the nine months ended September 30, 2019 was $1.7 million.

As of September 30, 2019, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Remainder of 2019	$685
2020	2,537
2021	2,552
2022	2,451
2023	2,065
Thereafter	6,305
Total future minimum lease payments	16,595
Less imputed lease interest	(5,023)
Total lease liabilities	$11,572

As of December 31, 2018, future minimum lease payments under non‑cancelable operating leases are summarized as follows (in thousands):

2019	$2,097
2020	905
2021	990
2022	856
2023	773
Thereafter	5,117
Total future minimum lease payments	$10,738

Lessor accounting

The components of lease income were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Lease income: sales-type leases
Profit at lease commencement	$—	$—
Interest income on lease receivables	45	143
Total lease income: sales-type leases	45	143
Lease income: operating leases	24,286	68,660
Total lease income	$24,331	$68,803

Future minimum rental revenues to be generated from the leased assets under non-cancelable operating leases are summarized as follows (in thousands):

Remainder of 2019	$18,863
2020	$53,881
2021	$34,973
2022	$22,444
2023	$15,735
Thereafter	$6,612

Included in long-term receivables, current and long-term receivables in the consolidated balance sheets are sales-type lease receivables for the Company’s sales-type leases. As of September 30, 2019, the maturities of the Company’s sales-type lease receivables are as follows (in thousands):

Remainder of 2019	$190
2020	761
2021	602
2022	469
2023	416
Thereafter	—
Total future minimum lease payments	2,438
Less imputed lease interest	(326)
Total sales-type lease receivables	$2,112

7. Share‑Based Compensation

AquaVenture Equity Awards

The AquaVenture Holdings Limited 2016 Share Option and Incentive Plan (the “2016 Plan”) allows for the issuance of incentive share options, non-qualified share options, share appreciation rights, restricted share units, restricted share awards, unrestricted share awards, cash-based awards, performance share awards and dividend equivalent rights to officers, employees, managers, directors and other key persons, including consultants to the Company. The aggregate number of ordinary shares initially authorized for issuance, subject to adjustment upon a change in capitalization, under the 2016 Plan was 5.0 million shares. The shares authorized for issuance increase annually by 4% of the number of ordinary shares issued and outstanding on the immediately preceding December 31. As of September 30, 2019, the number of ordinary shares authorized for issuance under the 2016 Plan was 8.2 million shares.

During the nine months ended September 30, 2019, the Company granted an aggregate of 0.4 million restricted share units to employees, non-employee consultants and certain members of the Company’s board of directors. Restricted share units granted to employees and non-employee consultants typically have a time-based vesting schedule with 25% vesting on the first anniversary of the date of grant and the remaining 75% vesting quarterly over the remaining three years. Restricted share units granted to certain members of the Company’s board of directors typically vest in full on the first anniversary of the date of the grant. The aggregate grant date fair value of restricted share units granted during the nine months ended September 30, 2019 was approximately $8.4 million.

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

During the nine months ended September 30, 2019, the Company granted approximately 22 thousand phantom shares to Eligible Directors, including 17 thousand phantom shares which vest in full on the first anniversary of the date of the grant and 5 thousand phantom shares that are immediately vested. The aggregate grant date fair value of the awards granted during the nine months ended September 30, 2019 was $0.5 million.

During the nine months ended September 30, 2019, approximately 9 thousand phantom share units were forfeited pursuant to the terms in the Deferred Compensation Program. During the nine months ended September 30, 2019, approximately 4 thousand phantom share units were converted to 4 thousand ordinary shares of the Company pursuant to the terms in the Deferred Compensation Program.

At September 30, 2019, approximately 56 thousand phantom shares remained outstanding.

Employee Share Purchase Plan

Under the 2016 Employee Share Purchase Plan (“2016 ESPP”), the Company offers eligible employee participants the right to purchase the Company’s ordinary shares at a price equal to the lesser of 85 percent of the closing market price on the first or last day of an established offering period. Under the 2016 ESPP, 10 thousand ordinary shares were sold to eligible employees during the nine months ended September 30, 2019. Share-based compensation expense is recognized based on the fair value of the employees’ purchase rights under the 2016 ESPP and is amortized on a straight-line basis over the offering period. The shares authorized for issuance under the 2016 ESPP increase annually on January 1, through 2021, by the lesser of: (i) 1 % percent of the number of shares issued and outstanding on the immediately preceding December 31, (ii) 200,000 shares, or (iii) such number of shares as determined by the administrator of the 2016 ESPP. As of September 30, 2019, the number of ordinary shares authorized for issuance under the 2016 ESPP was 0.9 million.

Share‑Based Compensation Expense

Total share‑based compensation expense recognized for all equity awards during the three months ended September 30, 2019 and 2018 was $1.3 million and $3.4 million, respectively. For the three months ended September 30, 2019, $1.2 million and $0.1 million were recorded in SG&A and cost of revenues, respectively, within the consolidated statements of operations and comprehensive income. For the three months ended September 30, 2018, $3.3 million and $0.1 million were recorded in SG&A and cost of revenues, respectively, within the consolidated statements of operations and comprehensive income.

Total share‑based compensation expense recognized for all equity awards during the nine months ended September 30, 2019 and 2018 was $3.6 million and $10.0 million, respectively. For the nine months ended September 30, 2019, $3.5 million and $0.1 million were recorded in SG&A and cost of revenues, respectively, within the consolidated statements of operations and comprehensive income. For the nine months ended September 30, 2018, $9.8 million and $0.2 million were recorded in SG&A and cost of revenues, respectively, within the consolidated statements of operations and comprehensive income.

There was no related tax benefit for the three or nine months ended September 30, 2019 and 2018.

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

The following table provides information for calculating net loss applicable to ordinary shareholders (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(3,937)	$(2,732)	$(13,076)	$(13,999)

Denominator:
Weighted-average ordinary shares outstanding - basic and diluted	31,201	26,590	28,354	26,544

Loss per share - basic and diluted	$(0.13)	$(0.10)	$(0.46)	$(0.53)

Given that the Company had a net loss for the three and nine months ended September 30, 2019 and 2018, the calculation of diluted loss per share is computed using basic weighted average ordinary shares outstanding.

Approximately 4.1 million weighted-average outstanding share awards for both the three and nine months ended September 30, 2019, respectively, were excluded from the calculation of diluted earnings per share because their effect was antidilutive. Approximately 4.1 million weighted-average outstanding share awards for the three and nine months ended September 30, 2018, respectively, were excluded from the calculation of diluted earnings per share because their effect was antidilutive.

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

During the three months ended September 30, 2019 and 2018, the Company recorded accretion expense of $13 thousand and $13 thousand, respectively. During the nine months ended September 30, 2019 and 2018, the Company recorded accretion expense of $39 thousand and $38 thousand, respectively. During the nine months ended September 30, 2019, the Company performed certain asset retirement activities upon the conclusion of one of its contracts. The Company recorded a valuation adjustment of $0 and $24 thousand during the three and nine months ended September 30, 2019, respectively, which were recorded in cost of revenues in the consolidated statements of operations and comprehensive income. No valuation adjustments were recorded during the three and nine months ended September 30, 2018.

At September 30, 2019 and December 31, 2018, the current portion of the ARO liabilities was $0.7 million and $0.7 million, respectively, which are recorded in accrued liabilities in the consolidated balance sheets. At September 30, 2019 and December 31, 2018, the long‑term portion of the ARO liabilities was $0.5 million and $0.5 million, respectively, which are recorded in other long‑term liabilities in the consolidated balance sheets.

Acquisition Contingent Consideration

Acquisition contingent consideration represents earnouts or additional purchase price that was derived in connection with certain acquisitions.

A reconciliation of the beginning and ending amounts of the acquisition contingent consideration is as follows (in thousands):

Nine Months Ended
September 30, 2019
Acquisition contingent consideration at beginning of the period	$3,109
Acquired during the period	930
Payments	(2,033)
Valuation adjustments	136
Interest accretion	115
Acquisition contingent consideration at end of the period	$2,257

Acquisition contingent consideration liabilities consist of (i) payments held for potential adjustments or claims as set forth in the purchase agreements which are recorded at fair value based on collectability and a discount factor, (ii) payments contingent on the future collection of certain acquired receivables which are recorded at fair value based on collectability and a discount factor and (iii) payments that are contingent on the future performance of the acquired business and are recorded at fair value based on a Monte Carlo Simulation which utilizes unobservable inputs, including forecasted revenues.

The Company recorded interest accretion expense within the consolidated statements of operations and comprehensive income of $29 thousand and $0 for the three months ended September 30, 2019 and 2018, respectively. There were no valuation adjustments recorded for the three months ended September 30, 2019 and 2018.

The Company recorded interest accretion expense within the consolidated statements of operations and comprehensive income of $115 thousand and $0 for the nine months ended September 30, 2019 and 2018, respectively. The Company also recorded valuation adjustments of $136 thousand for the change in fair value during the nine months ended September 30, 2019, which was composed of (i) $191 thousand which was recorded in SG&A in the consolidated statements of operations and comprehensive income and (ii) $(55) thousand that was part of final purchase price allocation adjustments. There were no valuation adjustments for the nine months ended September 30, 2018.

At September 30, 2019 and December 31, 2018, $2.3 million and $2.7 million, respectively, were deemed current and were recorded in accrued liabilities in the consolidated balance sheets. At September 30, 2019 and December 31, 2018, $0 and $0.4 million, respectively, were deemed long-term and were recorded in other long-term liabilities in the consolidated balance sheets.

Litigation, Claims and Administrative Matters

The Company, may, from time to time, be a party to legal proceedings, claims, and administrative matters that arise in the normal course of business. The Company has made accruals with respect to certain of these matters, where appropriate, that are reflected in the consolidated financial statements but are not, individually or in the aggregate, considered material. For other matters for which an accrual has not been made, the Company has not yet determined that a loss is probable or the amount of loss cannot be reasonably estimated. While the ultimate outcome of the matters cannot be determined, the Company currently does not expect that these proceedings and claims, individually or in the aggregate, will have a material effect on its consolidated financial position, results of operations, or cash flows. The outcome of any litigation is inherently uncertain, however, and if decided adversely to the Company, or if the Company determines that settlement of particular litigation is appropriate, the Company may be subject to liability that could have a material adverse effect on its consolidated financial position, results of operations, or cash flows. The Company maintains liability insurance in such amounts and with such coverage and deductibles as management believes is reasonable. The principal liability risks that the Company insures against are customer lawsuits caused by damage or nonperformance, workers’ compensation, personal injury, bodily injury, property damage, directors’ and officers’ liability, errors and omissions, employment practices liability and fidelity losses. There can be no assurance that the Company’s liability insurance will cover any or all events or that the limits of coverage will be sufficient to fully cover all liabilities. As of September 30, 2019, the Company determined there are no matters for which a material loss is reasonably possible or the Company has either determined that the range of loss is not reasonably estimable or that any reasonably estimable range of loss is not material to the consolidated financial statements.

10. Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Nine Months Ended
	September 30,
	2019	2018
Cash paid during the period:
Income taxes, net	$1,017	$1,631
Interest, net	$18,634	$9,325
Non-Cash Transaction Information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,539	$—
Non-cash capital expenditures	$3,509	$1,331
Unpaid offering costs	$33	$—

The components of total ending cash for the periods presented in the consolidated statement of cash flows are as follows (in thousands):

	As of
	September 30,
	2019	2018
Cash and cash equivalents	$109,520	$93,617
Restricted cash, current	—	2,000
Restricted cash, non-current	4,268	3,637
Cash, cash equivalents and restricted cash	$113,788	$99,254

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

The following table provides information by reportable segment and a reconciliation to the consolidated results for the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30, 2019				Three Months Ended September 30, 2018
	Seven Seas		Corporate		Seven Seas		Corporate
	Water	Quench	& Other	Consolidated	Water	Quench	& Other	Consolidated
Revenues:
Bulk water	$14,992	$—	$—	$14,992	$14,626	$—	$—	$14,626
Rental	3,921	20,365	—	24,286	—	16,261	—	16,261
Product sales	2,429	10,340	—	12,769	—	4,952	—	4,952
Financing	900	—	—	900	985	—	—	985
Total revenues	22,242	30,705	—	52,947	15,611	21,213	—	36,824
Gross profit:
Bulk water	8,034	—	—	8,034	7,855	—	—	7,855
Rental	2,109	10,932	—	13,041	—	9,131	—	9,131
Product sales	413	4,085	—	4,498	—	1,696	—	1,696
Financing	900	—	—	900	985	—	—	985
Total gross profit	11,456	15,017	—	26,473	8,840	10,827	—	19,667
Selling, general and administrative expenses	6,914	15,487	1,117	23,518	7,616	12,194	1,016	20,826
Income (loss) from operations	4,542	(470)	(1,117)	2,955	1,224	(1,367)	(1,016)	(1,159)
Other expense, net				(6,447)				(3,624)
Loss before income tax expense				(3,492)				(4,783)
Income tax expense (benefit)				445				(2,051)
Net loss				$(3,937)				$(2,732)
Other information:
Depreciation and amortization	$6,319	$8,599	$—	$14,918	$3,672	$5,038	$—	$8,710
Expenditures for long-lived assets	$7,121	$4,583	$—	$11,704	$396	$5,319	$—	$5,715
Amortization of deferred financing fees	$68	$51	$134	$253	$64	$51	$122	$237

The following table provides information by reportable segment and a reconciliation to the consolidated results for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30, 2019				Nine Months Ended September 30, 2018
	Seven Seas		Corporate		Seven Seas		Corporate
	Water	Quench	& Other	Consolidated	Water	Quench	& Other	Consolidated
Revenues:
Bulk water	$44,916	$—	$—	$44,916	$42,682	$—	$—	$42,682
Rental	10,630	58,030	—	68,660	—	45,041	—	45,041
Product sales	6,860	27,651	—	34,511	—	13,012	—	13,012
Financing	2,809	—	—	2,809	3,048	—	—	3,048
Total revenues	65,215	85,681	—	150,896	45,730	58,053	—	103,783
Gross profit:
Bulk water	24,435	—	—	24,435	22,661	—	—	22,661
Rental	7,046	30,716	—	37,762	—	24,801	—	24,801
Product sales	1,139	11,215	—	12,354	—	4,388	—	4,388
Financing	2,809	—	—	2,809	3,048	—	—	3,048
Total gross profit	35,429	41,931	—	77,360	25,709	29,189	—	54,898
Selling, general and administrative expenses	21,532	44,085	3,639	69,256	22,361	34,101	3,227	59,689
Income (loss) from operations	13,897	(2,154)	(3,639)	8,104	3,348	(4,912)	(3,227)	(4,791)
Other expense, net				(19,663)				(10,520)
Loss before income tax expense				(11,559)				(15,311)
Income tax expense (benefit)				1,517				(1,312)
Net loss				$(13,076)				$(13,999)
Other information:
Depreciation and amortization	$17,917	$21,537	$—	$39,454	$10,911	$13,850	$—	$24,761
Expenditures for long-lived assets	$17,544	$11,095	$—	$28,639	$1,261	$11,669	$—	$12,930
Amortization of deferred financing fees	$211	$152	$402	$765	$194	$152	$366	$712

12. Significant Concentrations, Risks and Uncertainties

The Company is exposed to interest rate risk resulting from its variable rate loans outstanding that adjust with movements in LIBOR.

For the three and nine months ended September 30, 2019, a significant portion of the Company’s revenues were derived from territories and countries in the Caribbean region. Demand for water in the Caribbean region is impacted by, among other things, levels of rainfall, natural disaster or other catastrophic events, the tourism industry and demand from our industrial clients. Destruction caused by tropical storms and hurricanes, high levels of rainfall, downturn in the level of tourism and demand for real estate could all adversely impact the future performance of the Company as well as cause delays in collections from the Company’s customers.

At September 30, 2019, a significant portion of the Company’s property, plant and equipment is located in the Caribbean region. The Caribbean islands are situated in a geography where tropical storms and hurricanes occur with regularity, especially during certain times of the year. The Company designs its plant facilities to withstand such conditions; however, a major storm could result in plant damage or periods of reduced consumption or unavailability of electricity or source seawater needed to produce water in one or more of our locations. It is the Company’s policy to maintain adequate levels of property and casualty insurance; however, the Company only insures certain of its plants for wind damage.

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

13. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the unaudited condensed consolidated financial statements for the period ended September 30, 2019. The subsequent events included the following:

•

On October 1, 2019, Quench acquired substantially all of the assets and assumed certain liabilities of Mirex AquaPure Solutions L.P., d/b/a Mirex AquaPure Solutions (“Mirex”), a POU water filtration company based in Houston, Texas, pursuant to an asset purchase agreement. The estimated aggregate purchase price, subject to adjustments, was $11.6 million, which included approximately $10.3 million of cash, $0.9 million payable on the one year anniversary of the transaction, $0.3 million payable on the two year anniversary of the transaction and approximately $0.1 million of acquisition contingent consideration. The assets acquired consist primarily of in-place lease agreements and the related POU systems in the United States.

Due primarily to the timing of the acquisition and the complexities involved with determining fair value of assets acquired, the Company has not yet completed the allocation of the net assets acquired.

The revenues and related expenses from the acquired in-place lease agreements will be included in the Quench reportable segment from the date of acquisition. The Quench business completed the acquisition of Mirex to expand its installed base of POU systems in the United States.

•

On October 1, 2019, Quench acquired substantially all of the assets and assumed certain liabilities of Flowline Canada, Inc. (“Flowline”), a POU water filtration company based in Edmonton, Canada, pursuant to an asset purchase agreement. The estimated aggregate purchase price, subject to adjustments, was $0.9 million, which included approximately $0.8 million of cash and $0.1 million payable on the one year anniversary of the transaction. The assets acquired consist primarily of in-place lease agreements and the related POU systems in Canada.

Due primarily to the timing of the acquisition and the complexities involved with determining fair value of assets acquired, the Company has not yet completed the allocation of the net assets acquired.

The revenues and related expenses from the acquired in-place lease agreements will be included in the Quench reportable segment from the date of acquisition. The Quench business completed the acquisition of Flowline to expand its installed base of POU systems in Canada.

Item 2. Management’s Discussion and Analysis of Financial Condition and Operating Results.

The following discussion and analysis of our financial condition and operating results should be read in conjunction with the financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and the related management’s discussion and analysis of our financial condition and operating results included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as amended.  This discussion contains forward‑looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as amended, and in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019.

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

We deliver our WAAS solutions through two operating platforms: Seven Seas Water and Quench. Seven Seas Water is a multinational provider of desalination, wastewater treatment and water reuse solutions to governmental, municipal (including utility districts), industrial, property developer and hospitality customers. Our desalination solutions provide more than 8.5 billion gallons per year of potable, high purity industrial grade and ultra-pure water (which is water that is treated to meet higher purity standards required for industrial, semiconductor, utility or pharmaceutical applications). Our wastewater treatment and water reuse solutions, which include plants ranging in capacity from 5,000 gallons per day, or GPD, to more than 1.5 million GPD, are provided through 102 leases with customers and through the sale of equipment. Quench is a U.S. based provider of Point of Use, or POU, filtered water systems and related services through direct and indirect sales channels to approximately 55,000 institutional and commercial customers, including more than half of the Fortune 500, throughout the United States and Canada.

Through our Seven Seas Water desalination solutions, we generate recurring revenue through long‑term contracts for the delivery of treated bulk water, generally based on the amount of water we deliver. As of September 30, 2019, the significant majority of our Seven Seas Water revenue is derived from our operations in six different locations:

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

On June 28, 2019, we received formal notice from Curacao Refinery Utilities B.V. ("CRU") that it is exercising its right to purchase our desalination facilities pursuant to the terms of the existing water supply agreement. The existing water supply agreement with CRU began in December 2008, with the Company providing water from a desalination plant with an initial design capacity of 0.5 million gallons per day under a five-year contract. This agreement has been amended several times, resulting in both expanded water production to the current design capacity of 4.9 million gallons per day and an extended contract expiration date of December 31, 2019. In addition, pursuant to the terms of the existing water supply agreement, the contract expiration date will be extended to December 31, 2022 if CRU's contract with Refineria di Korsou ("RdK"), the owner of the refinery, is extended as a result of negotiations by RdK with the current operator of the refinery, Petroleos de Venezuela, S.A. The terms of the contractual buy-out right require payment to be made at the contract expiration date. The applicable buy-out amount, if the buyout right is consummated by CRU, will be $3.5 million if made on December 31, 2019 or, if CRU's contract with RdK is extended, $2.5 million if made on December 31, 2022. For the three and nine months ended September 30, 2019, our revenue under this water supply agreement was $2.2 million and $6.1 million, respectively, or 4.2% and 4.1% of our total consolidated revenue, respectively.

On February 9, 2018, we entered into a binding agreement with Abengoa Water, S.L.U. to purchase a majority interest in a desalination plant in Accra, Ghana. On November 5, 2019, we terminated the binding agreement with Abengoa Water, S.L.U. as certain of the conditions precedent contained within the agreement were not satisfied.

Through our Seven Seas Water wastewater treatment and water reuse solutions, we design, fabricate and install plants that are leased under a contractual term or sold to customers. The wastewater treatment and water reuse solutions offered to customers include scalable modular treatment plants, field-erected plants and temporary bypass plants ranging from 5,000 GPD to more than 1.5 million GPD. These solutions are provided through 102 leases with customers. With the acquisition of AUC Acquisition Holdings (“AUC”) on November 1, 2018, in which we acquired all of the issued and outstanding membership interests of AUC pursuant to a membership interest purchase agreement (the “AUC Acquisition”), we significantly increased our wastewater treatment and water reuse solutions.

We are supported by operation centers in Tampa, Florida and Houston, Texas, which provides business development, engineering, field service support, procurement, accounting, finance and other administrative functions.

Our Quench platform generates recurring revenue from the rental and servicing of POU water filtration systems and related equipment, such as ice and sparkling water machines, and from the contracted maintenance of customer owned equipment. Quench also generates revenue from the sale of coffee and other consumables pursuant to agreements which require customers to purchase a minimum monthly amount in exchange for the use of a coffee brewer. Our annual unit attrition rate at September 30, 2019 was less than 7.5%, implying an average rental period of more than 12 years. We define “annual unit attrition” as a ratio, the numerator of which is the total number of removals of company-owned and billed rental units during the trailing 12 month period, and the denominator of which is the average number of company-owned and billed rental units during the same 12 month period. Through our direct sales channel, we receive recurring fees for the units we rent or service throughout the life of our customer relationship. In addition, we also receive non-recurring revenue from some customers for the sale of equipment and for certain services, such as the installation, relocation or removal of equipment. Through our indirect sales channel, we receive re-occurring revenue from the sale of equipment, parts and filters to dealers and retailers. We achieve an attractive return on our rental assets due to strong customer retention. We provide our systems and services to a broad mix of industries, including government, education, medical, manufacturing, retail and hospitality, among others. We operate principally throughout the United States and Canada and are supported by a primary operations center in King of Prussia, Pennsylvania.

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

For the three months ended September 30, 2019, our consolidated revenues were $52.9 million, which represents an increase of 43.8% over consolidated revenues of $36.8 million for the three months ended September 30, 2018. The increases in consolidated revenues for the three months ended September 30, 2019 were composed of increases in our Seven Seas Water segment of 42.5% and increases in our Quench segment of 44.7% over the same period of 2018. The increase in revenue for our Seven Seas Water segment was primarily driven by the inclusion of AUC operations and the commencement of our water contract in Anguilla. The increase in revenue for our Quench segment was mainly the result of the inclusion of revenues from acquisitions during late 2018, an increase in product sales revenue and an increase in rental revenues due to additional units placed under new leases in excess of unit attrition.

For the nine months ended September 30, 2019, our consolidated revenues were $150.9 million, which represents an increase of 45.4% over consolidated revenues of $103.8 million for the nine months ended September 30, 2018. The increases in consolidated revenues for the nine months ended September 30, 2019 were composed of increases in our Seven Seas Water segment of 42.6% and increases in our Quench segment of 47.6% over the same period of 2018. The increase in revenue for our Seven Seas Water segment was primarily driven by the inclusion of AUC operations, the commencement of our water contract in Anguilla and higher revenues in our USVI operations. The increase in revenue for our Quench segment was mainly the result of the inclusion of revenues from acquisitions during late 2018, an increase in product sales revenue and an increase in rental revenues due to additional units placed under new leases in excess of unit attrition.

Operating Segments

We have two reportable segments that align with our operating platforms, Seven Seas Water and Quench. The segment determination is supported by, among other factors, the existence of individuals responsible for the operations of each segment and who also report directly to our chief operating decision maker (“CODM”), the nature of the segment’s operations and information presented to our CODM. For the three months ended September 30, 2019, revenues for the Seven Seas Water and Quench segments represented approximately 42% and 58%, respectively, of our consolidated revenues. For the nine months ended September 30, 2019, revenues for the Seven Seas Water and Quench segments represented approximately 43% and 57%, respectively, of our consolidated revenues.

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

Key Factors Affecting Our Performance and Comparability of Results

A number of key factors have affected and will continue to affect our performance and the comparison of our operating results, including matters discussed below and those items described in the section entitled “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as amended, and subsequent filings, including the section entitled “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019.

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

Revenues and operating income can be expected to decrease, potentially by a significant amount, upon a decrease in contracted services or contract renegotiation, extension, termination or expiration.

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

Typically, we rent our systems to customers on multi‑year, automatically‑renewing contracts, and we anticipate extending our relationships with existing customers beyond the initial contract term. Some customers terminate their agreements during the agreement term, typically due to financial constraints, and others cancel at the end of the term. Our annual unit attrition rate at September 30, 2019 was less than 7.5%, implying an average rental period of more than 12 years. Our ability to retain our existing customer relationships will affect our performance and is affected by a number of factors, including the effectiveness of our retention efforts, the quality of our products and service, our pricing, competitive dynamics in the industry, product availability, and the health of the economy. In addition, the non-recurring revenue from the sale of equipment, coffee and consumables, is less predictable and can change based on fluctuations in demand in a specific period.

Strategic Acquisitions

The POU water filtration industry is highly fragmented, with a large number of local competitors and several larger regional operators. Quench has completed 16 acquisitions since our initial public offering, of which 13 have occurred since the beginning of 2018. We believe our recent acquisition activity is indicative of the opportunity for future inorganic growth.

Through our indirect sales channel, we offer POU systems to a network of approximately 250 dealers and retailers predominantly in North America. The indirect sales channel expands our participation in the growing POU market domestically and internationally. In addition, the channel enhances our ability to develop, source and manufacture innovative, exclusive equipment and purification offerings. Lastly, the channel offers us the opportunity to develop deeper relationships with POU dealers that has led to several acquisitions to date and could lead to future acquisitions.

We expect to continue to pursue select acquisitions to increase our scale, customer density and geographic service area, as well as to increase our participation in the broader international market for POU systems. Our ability to complete acquisitions is a function of many factors, including competition, purchase price and our short and long-term business priorities. Accordingly, it is impossible to predict whether any current or future discussions will lead to the successful completion of any acquisitions. Since acquisitions are a part of our growth strategy, the inability to complete, integrate and profitably operate acquisitions may adversely affect our operating results.

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

Quench incurs selling, general and administrative costs to support a North American sales force, a widely dispersed installed base of customers, and a high volume of recurring business transactions. A portion of such costs is composed of new customer acquisition costs, such as lead generation expenses, which are expensed upfront and recovered over the periods following the execution of a customer contract and any subsequent renewal. Commissions and other costs that are directly related to the negotiation and execution of leases, considered contract acquisition costs, are capitalized and amortized on a straight‑line basis over the contract period. Selling, general and administrative costs also include certain costs to complete business acquisitions, which precede the realization of revenues generated by the acquired new business, and discretionary investments in infrastructure to support our plans for Quench’s future long‑term growth. The timing of these expenditures and their impact relative to the revenues generated can affect our performance and comparability of results.

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

In August 2018, the FASB issued authoritative guidance regarding implementation costs incurred in a cloud computing arrangement that is a service contract. This guidance will be effective for annual reporting periods beginning on or after December 15, 2019, including interim periods within those annual periods, and early adoption is permitted. We are currently evaluating the potential impact of the disclosure requirements on the consolidated financial statements.

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

If the customer contract contains or is accounted for as a lease, the key estimates and judgments used in accounting for the lease as a lessor include the following: (i) lease term, (ii) the economic life of the underlying leased asset, (iii) determination of lease payments and (iv) determination of the fair value at the time of contract inception and the residual value of the underlying leased asset.

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

The fair value of the underlying leased asset at contract inception and residual value of underlying leased asset at the end of the term of the lease are determined based on the price that would be received to sell an asset in an orderly transaction at the time of valuation. Our risk management strategy for protecting the residual value of the underlying assets include our ongoing maintenance during the lease term as well as clauses and other protections within the lease agreements which require the lessee to return the underlying asset in working condition at the end of the lease term.

At contract inception, we determine the lease classification of the underlying asset. We consider inputs such as the lease term, lease payments, fair value of the underlying asset and residual value of the underlying asset when assessing the classification. The discount rate applied to the unpaid lease payments is the interest rate implicit in the lease. The rate implicit in the lease is the rate of interest that, at a given date, causes the aggregate present value of (a) the lease payments and (b) the amount that the we expect to derive from the underlying asset following the end of the lease term to equal the sum of (1) the fair value of the underlying asset minus any related investment tax credit retained and expected to be realized and (2) any deferred initial direct costs we incur.

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

The following table sets forth the components of our consolidated statements of operations and comprehensive income for each of the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Revenues:
Bulk water	$14,992	$14,626	$44,916	$42,682
Rental	24,286	16,261	68,660	45,041
Product sales	12,769	4,952	34,511	13,012
Financing	900	985	2,809	3,048
Total revenues	52,947	36,824	150,896	103,783
Cost of revenues:
Bulk water	6,958	6,771	20,481	20,021
Rental	11,245	7,130	30,898	20,240
Product sales	8,271	3,256	22,157	8,624
Total cost of revenues	26,474	17,157	73,536	48,885
Gross profit	26,473	19,667	77,360	54,898
Selling, general and administrative expenses	23,518	20,826	69,256	59,689
Income (loss) from operations	2,955	(1,159)	8,104	(4,791)
Other expense:
Interest expense, net	(6,214)	(3,396)	(19,282)	(10,000)
Other expense, net	(233)	(228)	(381)	(520)
Loss before income tax expense	(3,492)	(4,783)	(11,559)	(15,311)
Income tax expense (benefit)	445	(2,051)	1,517	(1,312)
Net loss	$(3,937)	$(2,732)	$(13,076)	$(13,999)

The following table sets forth the components of our consolidated statements of operations and comprehensive income for each of the periods presented as a percentage of revenue.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Bulk water	28.3%	39.7%	29.8%	41.1%
Rental	45.9%	44.2%	45.4%	43.4%
Product sales	24.1%	13.4%	22.9%	12.6%
Financing	1.7%	2.7%	1.9%	2.9%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Bulk water	13.1%	18.4%	13.6%	19.3%
Rental	21.2%	19.4%	20.5%	19.5%
Product sales	15.6%	8.8%	14.7%	8.3%
Total cost of revenues	49.9%	46.6%	48.8%	47.1%
Gross profit	50.0%	53.4%	51.3%	52.9%
Selling, general and administrative expenses	44.4%	56.6%	45.9%	57.5%
Income (loss) from operations	5.6%	(3.2)%	5.4%	(4.6)%
Other expense:
Interest expense, net	(11.7)%	(9.2)%	(12.8)%	(9.6)%
Other expense, net	(0.4)%	(0.6)%	(0.3)%	(0.5)%
Loss before income tax expense	(6.5)%	(13.0)%	(7.7)%	(14.7)%
Income tax expense (benefit)	0.8%	(5.6)%	1.0%	(1.3)%
Net loss	(7.3)%	(7.4)%	(8.7)%	(13.4)%

Comparison of the Three Months Ended September 30, 2019 and 2018

Revenues

The following table presents revenue for each of our two operating segments:

	Three Months Ended
	September 30,		Change
	2019	2018	Dollars	Percent
	(dollars in thousands)
Revenues:
Seven Seas Water
Bulk water	$14,992	$14,626	$366	2.5%
Rental	3,921	—	3,921	NM
Product sales	2,429	—	2,429	NM
Financing	900	985	(85)	(8.6)%
Total Seven Seas Water	$22,242	$15,611	$6,631	42.5%

Quench
Rental	20,365	16,261	4,104	25.2%
Product sales	10,340	4,952	5,388	108.8%
Total Quench	$30,705	$21,213	$9,492	44.7%

Total revenues	$52,947	$36,824	$16,123	43.8%

Total revenues of $52.9 million for the three months ended September 30, 2019 increased $16.1 million, or 43.8%, compared to the prior year period through a combination of organic and inorganic growth. In calculating organic and inorganic revenue growth, (i) organic growth represents estimated revenue from operations that existed in both the current and comparable periods, and (ii) inorganic growth includes the estimated revenue from acquisitions for the 12 months following an acquisition and any revenue contributions from divested businesses for the months in the prior year period in which the business did not exist in the current year period.

Seven Seas Water revenues for the three months ended September 30, 2019 increased $6.6 million, or 42.5%, compared to the prior year period, which were comprised of 42.0% inorganic growth and 0.5% organic growth. Bulk water revenues increased $0.4 million, or 2.5%, compared to the prior year period, primarily due to an increase in connection with the commencement of our water contract in Anguilla which began in October 2018. Rental revenues and product sales increased $3.9 million and $2.4 million, respectively, primarily due to the inclusion of the AUC operations which were acquired in November 2018.

Quench revenues for the three months ended September 30, 2019 increased $9.5 million, or 44.7% compared to the prior year period, which were comprised of 26.5% of inorganic net growth and 18.2% organic growth. The prior year period included $1.3 million of revenue from the Atlas High Purity Solutions business which was divested in October 2018. Rental revenues increased $4.1 million, or 25.2%, compared to the prior year period, which was comprised of 15.9% inorganic net growth from acquisitions and 9.3% of organic growth due to additional units placed under new leases in excess of unit attrition. Product sales increased $5.4 million compared to the prior year period, which included $3.2 million of inorganic net growth primarily due to the acquisitions of PHSI and Bluline in December 2018, and $2.2 million of organic growth driven by higher indirect dealer equipment sales and coffee sales.

Cost of revenues, gross profit and gross margin

The following table presents the major components of cost of revenues, gross profit and gross margin for our two operating segments:

	Three Months Ended
	September 30,
	2019	2018	Percent
Gross Margin:
Seven Seas Water
Bulk water	53.6%	53.7%	(0.1)%
Rental	53.8%	—%	NM
Product sales	17.0%	—%	NM
Financing	100.0%	100.0%	—%
Total Seven Seas Water	51.5%	56.6%	(5.1)%

Quench
Rental	53.7%	56.2%	(2.5)%
Product sales	39.5%	34.2%	5.3%
Total Quench	48.9%	51.0%	(2.1)%

Total gross margin	50.0%	53.4%	(3.4)%

Total gross margin for the three months ended September 30, 2019 decreased 340 basis points to 50.0% from 53.4% in the prior year period.

Seven Seas Water gross margin for the three months ended September 30, 2019 decreased 510 basis points to 51.5% compared to 56.6% in the prior year period. Bulk water gross margin of 53.6% remained relatively flat compared to the prior year period. The current quarter reflected a decrease in gross margin at our St. Maarten operations due to the timing of incurring certain repairs and maintenance expense, offset by an increase in gross margin due to lower cost as a percentage of revenue in our Curacao operations driven by lower production volumes in relation to the minimum purchase requirement. Rental and product sales gross margin of 53.8% and 17.0%, respectively, for the three months ended September 30, 2019 had no comparative period as both primarily related to the acquisition of the AUC operations in November 2018. Impacting the rental gross margin for the three months ended September 30, 2019 was $0.7 million of additional depreciation expense on property, plant and equipment related to the finalization of purchase accounting for the AUC Acquisition. Financing gross margin is 100% as the revenues have no corresponding costs.

Quench gross margin for the three months ended September 30, 2019 decreased 210 basis points to 48.9% from 51.0% for the prior year period. Rental gross margin for the three months ended September 30, 2019 was 53.7%, a decrease from 56.2% in the prior year period, primarily due to an increase in depreciation and amortization expense as a percentage of revenues related to additional units placed on lease and higher freight expense. The decrease was partially offset by lower compensation and benefits as a percentage of revenues due to the continued leveraging of the platform and lower filtration and parts expense. Product sales gross margin increased to 39.5% for the three months ended September 30, 2019 from 34.2% in the prior year period, primarily driven by the higher-margin indirect PHSI dealer equipment sales.

Selling, general and administrative expenses

The following table presents the components of SG&A expenses for our two operating segments:

	Three Months Ended
	September 30,		Change
	2019	2018	Dollars	Percent
	(dollars in thousands)
Selling, General and Administrative Expenses:
Seven Seas Water	$6,914	$7,616	$(702)	(9.2)%
Quench	15,487	12,194	3,293	27.0%
Corporate and Other	1,117	1,016	101	9.9%
Total selling, general and administrative expenses	$23,518	$20,826	$2,692	12.9%

Total SG&A expenses for the three months ended September 30, 2019 increased $2.7 million, or 12.9%, compared to the prior year period.

Seven Seas Water SG&A expenses of $6.9 million for the three months ended September 30, 2019 decreased $0.7 million compared to the prior year period. The decrease was primarily due to lower share-based compensation expense of $1.5 million driven by the completion of the vesting of certain equity grants made in connection with our initial public offering in 2016. This decrease was partially offset by $0.7 million higher amortization expense and $0.1 million higher compensation and benefits expense primarily due to the acquisition of the AUC operations in November 2018. Seven Seas Water SG&A expenses as a percentage of revenue were 31.1% for the three months ended September 30, 2019, a decline compared to 48.8% in the prior year period.

Quench SG&A expenses for the three months ended September 30, 2019 increased $3.3 million to $15.5 million compared to the prior year period. The increase was driven by $2.3 million higher amortization expense primarily related to the addition of intangible assets from recent acquisitions, $0.7 million higher compensation and benefits primarily driven by increased headcount from the inclusion of staff added from certain acquisitions and a $0.2 million increase in the bad debt reserve. Partially offsetting this increase was lower share-based compensation expense of $0.5 million driven by the completion of the vesting of certain equity grants made in connection with our initial public offering in 2016. Quench SG&A expenses as a percentage of revenue were 50.4% for the three months ended September 30, 2019, a decline compared to 57.5% in the prior year period.

Corporate and Other SG&A expenses for the three months ended September 30, 2019 increased $0.1 million compared to the prior year period.

Commencing on December 18, 2018, the Company initiated a restructuring of the PHSI organization which included the reduction of headcount for PHSI executive management and other employee positions determined to be duplicative with those at Quench (the “PHSI Restructuring Plan”). Certain of the positions were backfilled with additional positions at Quench depending on the needs of the business. The expected net effect of the restructuring will allow Quench to recognize synergies of reduced employee costs subsequent to the PHSI Acquisition. The restructuring was determined to be a post-combination transaction. The Company did not incur an incremental restructuring-related charge related to severance, termination benefits and related taxes during the three months ended September 30, 2019. As of September 30, 2019 and December 31, 2018, the Company had accrued approximately $0.1 million and $0.8 million, respectively, within accrued liabilities on the consolidated balance sheets. The Company completed the PHSI Restructuring Plan during the second quarter of 2019.

Other expense

	Three Months Ended
	September 30,		Change
	2019	2018	Dollars	Percent
	(dollars in thousands)
Interest expense, net	$(6,214)	$(3,396)	$(2,818)	83.0%
Other expense, net	(233)	(228)	(5)	2.2%
Total other expense	$(6,447)	$(3,624)	$(2,823)	77.9%

Interest expense, net for the three months ended September 30, 2019 increased $2.8 million compared to the prior year period. The increase was primarily due to incremental borrowings of $150 million in connection with expansion of our senior secured credit agreement in November and December 2018.

Other expense, net of $0.2 million for the three months ended September 30, 2019 remained relatively flat compared to the prior year period.

Income tax expense

	Three Months Ended
	September 30,		Change in
	2019	2018	Dollars
	(dollars in thousands)
Income tax expense (benefit)	$445	$(2,051)	$2,496
Effective tax rate	(12.7)%	42.9%

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

For the three months ended September 30, 2019, we incurred a consolidated pre-tax loss of $3.5 million, which was composed of: (i) an aggregate of $4.5 million of pre-tax losses in jurisdictions which either do not impose an income tax or we do not believe it is more likely than not that we will realize the benefit of such losses and (ii) an aggregate of $1.0 million of pre-tax income in taxable jurisdictions. For the three months ended September 30, 2018, we incurred a consolidated pre-tax loss of $4.7 million, which was composed of: (i) an aggregate of $6.5 million of pre-tax losses in jurisdictions which either do not impose an income tax or we do not believe it is more likely than not that we will realize the benefit of such losses and (ii) an aggregate of $1.8 million of pre-tax income in taxable jurisdictions.

Income tax expense for the three months ended September 30, 2019 and 2018 was $0.4 million and $(2.1) million, respectively. Income tax expense for the three months ended September 30, 2019 and 2018 was composed of a current tax expense of $0.6 million and $0.5 million, respectively, and deferred tax benefit of $0.2 million and $(2.6) million, respectively. The increase in income tax expense for the three months ended September 30, 2019 as compared to the same period in 2018 was primarily due to: (i) the recording of a $3.1 million income tax benefit in the prior year period resulting from the full release of a valuation allowance in a certain jurisdiction; (ii) an increase in tax expense related to higher withholding taxes payable in certain jurisdictions; and (iii) higher income tax expense related to entities acquired in the fourth quarter of 2018. These increases were partially offset by a decrease in a deferred tax liability for an indefinite-lived asset and lower pretax book income in certain jurisdictions.

Cash paid for income taxes was $0.1 million and $0.2 million during the three months ended September 30, 2019 and 2018, respectively.

Comparison of the Nine Months Ended September 30, 2019 and 2018

Revenues

The following table presents revenue for each of our two operating segments:

	Nine Months Ended
	September 30,		Change
	2019	2018	Dollars	Percent
	(dollars in thousands)
Revenues:
Seven Seas Water
Bulk water	$44,916	$42,682	$2,234	5.2%
Rental	10,630	—	10,630	NM
Product sales	6,860	—	6,860	NM
Financing	2,809	3,048	(239)	(7.8)%
Total Seven Seas Water	$65,215	$45,730	$19,485	42.6%

Quench
Rental	$58,030	$45,041	$12,989	28.8%
Product sales	27,651	13,012	14,639	112.5%
Total Quench	$85,681	$58,053	$27,628	47.6%

Total revenues	$150,896	$103,783	$47,113	45.4%

Total revenues of $150.9 million for the nine months ended September 30, 2019 increased $47.1 million, or 45.4%, compared to the prior year period.

Seven Seas Water revenues for the nine months ended September 30, 2019 increased $19.5 million, or 42.6%, compared to the prior year period, which were comprised of 40.2% inorganic growth and 2.4% organic growth. Bulk water revenues increased $2.2 million, or 5.2%, compared to the prior year period, primarily due to: (i) an increase of $0.9 million from our USVI operations and $0.5 million from our St. Maarten operations due to higher production volumes compared to the same period of 2018; (ii) an increase of $1.0 million in connection with the commencement of our water contract in Anguilla; and (iii) an increase of $0.3 million in our BVI operations driven by increases in the water rate compared to the prior year period. This was partially offset by $0.3 million lower revenue in our Peru operations primarily due to revenue received in the prior year period in connection with non-routine services performed for the customer. Rental revenues and product sales increased $10.6 million and $6.9 million, respectively, primarily due to the inclusion of the AUC operations which were acquired in November 2018.

Quench revenues for the nine months ended September 30, 2019 increased $27.6 million, or 47.6%, compared to the prior year period, which were comprised of 32.3% of inorganic growth and 15.3% organic growth. The prior year period included $3.5 million of revenue from the Atlas High Purity Solutions business that was divested in October 2018. Rental revenues increased $13.0 million, or 28.8%, compared to the prior year period, which was comprised of 21.1% inorganic net growth from acquisitions and 7.7% of organic growth due to additional units placed under new leases in excess of unit attrition. Product sales increased $14.6 million compared to the prior year period, which included $9.6 million of inorganic net growth primarily due to the acquisitions of PHSI and Bluline in December 2018, and $5.0 million of organic growth driven by higher indirect dealer equipment sales and coffee sales.

Cost of revenues, gross profit and gross margin

The following table presents the major components of cost of revenues, gross profit and gross margin for our two operating segments:

	Nine Months Ended
	September 30,		Change
	2019	2018	Percent
Gross Margin:
Seven Seas Water
Bulk water	54.4%	53.1%	1.3%
Rental	66.3%	—%	NM
Product sales	16.6%	—%	NM
Financing	100.0%	100.0%	—%
Total Seven Seas Water	54.3%	56.2%	(1.9)%

Quench
Rental	52.9%	55.1%	(2.2)%
Product sales	40.6%	33.7%	6.9%
Total Quench	48.9%	50.3%	(1.4)%

Total gross margin	51.3%	52.9%	(1.6)%

Total gross margin for the nine months ended September 30, 2019 decreased 160 basis points to 51.3% from 52.9% in the prior year period.

Seven Seas Water gross margin for the nine months ended September 30, 2019 decreased 190 basis points to 54.3% compared to 56.2% in the prior year period. Bulk water gross margin of 54.4% increased 130 basis points compared to 53.1% in the prior year period primarily due to higher revenues in our BVI and USVI operations without a commensurate increase in costs and lower cost as a percentage of revenue in our Curacao operations due to lower production volumes in relation to the minimum purchase requirement. This was partially offset by a decrease in gross margin at our St. Maarten operations due to the timing of incurring certain repairs and maintenance expense. Rental and product sales gross margin of 66.3% and 16.6%, respectively, for the nine months ended September 30, 2019 had no comparative period as both related to the acquisition of the AUC operations in November 2018. Impacting the rental gross margin for the nine months ended September 30, 2019 was $0.7 million of additional depreciation expense on property, plant and equipment related to the finalization of purchase accounting for the AUC acquisition.

Quench gross margin for the nine months ended September 30, 2019 decreased 140 basis points to 48.9% from 50.3% in the prior year period. Rental gross margin of 52.9% decreased from 55.1% in the prior year period, primarily due to an increase in depreciation and amortization expense as a percentage of revenue related to additional units placed on lease, higher filtration and parts expenses due to the timing of annual maintenance on equipment on lease, and higher freight expense. Partially offsetting this was lower compensation and benefits as a percentage of revenues due to continued leveraging of the platform. Product sales gross margin increased to 40.6% for the nine months ended September 30, 2019 from 33.7% in the prior year period, primarily driven by the higher-margin indirect PHSI dealer equipment sales.

Selling, general and administrative expenses

The following table presents the components of SG&A expenses for our two operating segments:

	Nine Months Ended
	September 30,		Change
	2019	2018	Dollars	Percent
	(dollars in thousands)
Selling, General and Administrative Expenses:
Seven Seas Water	$21,532	$22,361	$(829)	(3.7)%
Quench	44,085	34,101	9,984	29.3%
Corporate and Other	3,639	3,227	412	12.8%
Total selling, general and administrative expenses	$69,256	$59,689	$9,567	16.0%

Total SG&A expenses for the nine months ended September 30, 2019 increased $9.6 million, or 16.0%, compared to the prior year period.

Seven Seas Water SG&A expenses for the nine months ended September 30, 2019 decreased $0.8 million to $21.5 million compared to the prior year period, which was primarily due to a decrease of $4.4 million in share-based compensation expense driven by the completion of the vesting of certain equity grants made in connection with our initial public offering in 2016. Partially offsetting this decrease was an increase of $3.1 million in amortization expense of definite lived intangible assets and $0.5 million higher compensation and benefits expense primarily due to the acquisition of the AUC operations in November 2018. Seven Seas Water SG&A expenses as a percentage of revenue were 33.0% for the nine months ended September 30, 2019, a decline compared to 48.9% for the prior year period.

Quench SG&A expenses for the nine months ended September 30, 2019 increased $10.0 million to $44.1 million compared to the prior year period. The increase was driven by $4.7 million higher amortization expense primarily related to an increase in intangible assets from recent acquisitions, $2.8 million higher compensation and benefits primarily driven by increased headcount from the inclusion of staff added from certain acquisitions, $1.0 million higher acquisition-related expenses primarily due to adjustments associated with purchase consideration recorded for acquired employees, a $1.0 million increase in general expenses primarily to support the expansion of our operations and a $0.4 million increase in the bad debt reserve. Partially offsetting this increase was a $1.6 million decrease in share-based compensation expense driven by the completion of the vesting of certain equity grants made in connection with our initial public offering in 2016. Quench SG&A expenses as a percentage of revenue were 51.5% for the nine months ended September 30, 2019, a decline compared to 58.7% for the prior year period.

Corporate and Other SG&A expenses for the nine months ended September 30, 2019 increased $0.4 million compared to the prior year period, primarily due to higher professional fees in connection with corporate activities.

During the nine months ended September 30, 2019, the Company incurred an incremental restructuring-related charge in connection with the PHSI Restructuring Plan related to severance, termination benefits and related taxes of $0.1 million, which was recorded within SG&A expenses in the consolidated statements of operations and comprehensive income. The Company completed the PHSI Restructuring Plan during the second quarter of 2019.

Other expense

	Nine Months Ended
	September 30,		Change
	2019	2018	Dollars	Percent
	(dollars in thousands)
Interest expense, net	$(19,282)	$(10,000)	$(9,282)	92.8%
Other expense, net	(381)	(520)	139	(26.7)%
Total other expense	$(19,663)	$(10,520)	$(9,143)	86.9%

Interest expense, net for the nine months ended September 30, 2019 increased $9.3 million compared to the prior year period. The increase was primarily due to incremental borrowings of $150 million in connection with expansion of our senior secured credit agreement in November and December 2018.

Other expense, net for the nine months ended September 30, 2019 remained relatively flat compared to the prior year period.

Income tax expense

	Nine Months Ended
	September 30,		Change in
	2019	2018	Dollars
	(dollars in thousands)
Income tax expense (benefit)	$1,517	$(1,312)	$2,829
Effective tax rate	(13.1)%	8.6%

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

For the nine months ended September 30, 2019, we incurred a consolidated pre-tax loss of $11.6 million, which was composed of: (i) an aggregate of $15.7 million of pre-tax losses in jurisdictions which either do not impose an income tax or we do not believe it is more likely than not that we will realize the benefit of such losses and (ii) an aggregate of $4.1 million of pre-tax income in taxable jurisdictions. For the nine months ended September 30, 2018, we incurred a consolidated pre-tax loss of $15.3 million, which was composed of: (i) an aggregate of $20.2 million of pre-tax losses in jurisdictions which either do not impose an income tax or we do not believe it is more likely than not that we will realize the benefit of such losses and (ii) an aggregate of $4.9 million of pre-tax income in taxable jurisdictions.

Income tax expense for the nine months ended September 30, 2019 and 2018 was $1.5 million and $(1.3) million, respectively. Income tax expense for the nine months ended September 30, 2019 and 2018 was composed of a current tax expense of $1.8 million and $1.6 million, respectively, and deferred tax benefit of $(0.3) million and $(2.9) million, respectively. The increase in income tax expense for the nine months ended September 30, 2019 as compared to the same period in 2018 was primarily due to: (i) the recording of a $3.1 million income tax benefit in the prior year period resulting from the release of a valuation allowance in a certain jurisdiction; (ii) an increase in tax expense related to higher withholding taxes payable in certain jurisdictions; and (iii) an increase in tax expense related to entities acquired in the fourth quarter of 2018. These increases were partially offset by a decrease in deferred tax expense related to lower pretax book income in certain jurisdictions.

Cash paid for income taxes was $1.0 million and $1.6 million during the nine months ended September 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

Overview

As of September 30, 2019 and December 31, 2018, our principal sources of liquidity on a consolidated basis were cash and cash equivalents (excluding restricted cash) of $109.5 million and $56.6 million, respectively, which were held for working capital, investment and general corporate purposes. In addition, as of September 30, 2019 and December 31, 2018, we had an aggregate of $4.3 million and $4.2 million, respectively, of restricted cash related to debt service reserve funds and minimum balance requirements for one of our borrowings. Our working capital as of September 30, 2019 was $127.3 million compared to $64.6 million as of December 31, 2018.

In July 2019, we completed an underwritten sale of 4.7 million ordinary shares at a public offering price of $16.88 per share. We received net proceeds of $75.4 million, after deducting underwriting discounts and commissions and offering expenses.

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

We may in the future be required to seek additional equity or debt financing to meet future capital and liquidity requirements. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired or needed, our business, operating results, cash flow and financial condition would be adversely affected. We currently intend to use our available funds and any future cash flow from operations for the conduct and expansion of our business, debt service requirements and general corporate purposes.

Subsidiary Distribution Policy

A significant portion of our cash flow is provided by operations from our principal operating subsidiaries and borrowings made at the corporate level.

With respect to our Seven Seas Water segment, unless cash balances are expected to be redeployed for further growth opportunities in the same jurisdiction, our distribution policy is to efficiently distribute cash from our international operating subsidiaries to our non-U.S. intermediate holding companies for redeployment in the manner intended to optimize our return on invested capital.  However, one of our subsidiaries, as of September 30, 2019, has a loan agreement that restricts distributions to related parties in the event certain financial or nonfinancial covenants are not met, which could reduce our ability to redeploy cash. Distributions are typically in the form of principal and interest payments on intercompany loans, repayment of intercompany advances or other intercompany arrangements, including billings from our Tampa operations center, and dividends. When considering the amount and timing of such distributions, our Seven Seas Water operating subsidiaries must maintain sufficient funds for future capital investment, debt service and general working capital purposes.

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

Cash Flows

The following table summarizes our cash flows for the periods:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Cash provided by operating activities	$20,211	$22,048
Cash used in investing activities	(36,249)	(40,011)
Cash provided by (used in) financing activities	69,043	(5,135)
Effect of exchange rates on cash, cash equivalents and restricted cash	12	(7)
Net change in cash, cash equivalents and restricted cash	$53,017	$(23,105)

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

Cash provided by operations during the nine months ended September 30, 2019 and 2018 was $20.2 million and $22.0 million, respectively. The decrease in cash flow from operations was primarily due to higher cash interest expense related to incremental borrowings of $150 million in connection with the expansions of our senior secured credit agreement in November and December 2018,  higher operating cash outflows related to the adoption of the new lease accounting guidance which requires certain cash outflows to be categorized in operating activities and higher working capital needs principally driven by the substantial year-over-year growth in our Quench segment.

Investing Activities

Cash used in investing activities during the nine months ended September 30, 2019 and 2018 was $36.2 million and $40.0 million, respectively. The decrease in cash used in investing activities was primarily attributable to a decrease of $19.2 million of net cash paid for acquisitions during the nine months ended September 30, 2019 as compared to the prior year period. This was partially offset by an increase of $15.7 million in capital expenditures during the nine months ended September 30, 2019 as compared to the prior year period.

During the nine months ended September 30, 2019 and 2018, there were $17.5 million and $1.3 million, respectively, of capital expenditures by Seven Seas Water for new plants, plant expansions and capacity upgrades and $11.1 million and $11.7 million, respectively, of capital expenditures for Quench to support growth and its existing operations.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2019 was $69.0 million. Cash used in financing activities during the nine months ended September 30, 2018 was $5.1 million. The  $74.2 million net increase in cash provided by financing activities is primarily attributable to the net proceeds of $75.4 million received in connection with issuance of 4.7 million ordinary shares at a public offering price of $16.88 per share in July 2019. In addition, there was an increase in net cash proceeds of $1.7 million from the exercise of stock options. Partially offsetting these increases were a $2.0 million increase in payments of acquisition contingent consideration and $0.6 million increase in employee taxes paid as a result of vested RSUs.

Our long‑term debt is summarized in the table below and further described in the sections that follow. As of September 30, 2019 and December 31, 2018, long‑term debt included the following (in thousands):

	September 30,	December 31,
	2019	2018
Corporate Credit Agreement	$300,000	$300,000
BVI Loan Agreement	16,278	20,468
Vehicle financing	3,127	1,842
Total face value of long-term debt	$319,405	$322,310

Face value of long-term debt, current	$7,301	$6,536
Less: Current portion of unamortized debt discounts and deferred financing fees	(32)	(42)
Current portion of long-term debt, net of debt discounts and deferred financing fees	$7,269	$6,494

Face value of long-term debt, non-current	$312,104	$315,774
Less: Non-current portion of unamortized debt discounts and deferred financing fees	(1,797)	(2,559)
Long-term debt, net of debt discounts and deferred financing fees	$310,307	$313,215

Corporate Credit Agreement

On August 4, 2017, AquaVenture Holdings Limited, AquaVenture Holdings Peru S.A.C., an indirect wholly-owned subsidiary of the Company, and Quench USA, Inc., a wholly-owned subsidiary of the Company, (collectively the “Borrowers”), entered into a $150.0 million senior secured credit agreement (the “Corporate Credit Agreement”) with a syndicate of lenders. The Corporate Credit Agreement is non-amortizing, matures on August 4, 2021 and, at the time it was incurred, bore interest at LIBOR plus 6.0% with a LIBOR floor of 1.0%. Interest only payments are due quarterly with principal due in full upon maturity.

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

As of September 30, 2019, the weighted average interest rate was 7.8%.

The Corporate Credit Agreement is guaranteed by AquaVenture Holdings Limited along with certain subsidiaries and contains financial and nonfinancial covenants. The financial covenants include minimum interest coverage ratio and maximum leverage ratio requirements, as defined in the Corporate Credit Agreement, and are calculated using consolidated financial information of AquaVenture Holdings Limited excluding the results of AquaVenture (BVI) Holdings Limited and its subsidiary Seven Seas Water (BVI) Limited. In addition, the Corporate Credit Agreement contains customary negative covenants limiting, among other things, indebtedness, investments, liens, dispositions of assets, restricted payments (including dividends), transactions with affiliates, prepayments of indebtedness, capital expenditures, changes in nature of business and amendments to documents. As of September 30, 2019, we were in compliance with, or received waivers for breaches of, all such covenants.

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

As of September 30, 2019, the weighted‑average interest rate was 5.1%. Seven Seas Water (BVI) Ltd. may prepay the principal amounts of the loans prior to the maturity date, in whole or in part.

The BVI Loan Agreement includes both financial and nonfinancial covenants, limits the amount of additional indebtedness that Seven Seas Water (BVI) Ltd. can incur and places annual limits on capital expenditures for this subsidiary. The BVI Loan Agreement also places restrictions on distributions made by Seven Seas Water (BVI) Ltd. which is only permitted to make distributions to shareholders and affiliates of AquaVenture Holdings Limited is in compliance with all loan covenants and if specified debt service coverage and loan life coverage ratios have been met. The BVI Loan Agreement contains a number of negative covenants restricting, among other things, indebtedness, investments, liens, dispositions of assets, restricted payments (including dividends), mergers and acquisitions, accounting changes, transactions with affiliates, prepayments of indebtedness, capital expenditures, and changes in nature of business and joint ventures. In addition, Seven Seas Water (BVI) Ltd is subject to quarterly financial covenant compliance, including minimum debt service and loan life coverage ratios, and must maintain a minimum debt service reserve fund and a maintenance reserve fund with the bank in addition to other minimum balance requirements as set forth in the agreement. As of September 30, 2019, Seven Seas Water (BVI) Ltd. was in compliance with, or received waivers for breaches of, all such covenants.

Other Debt

We finance our vehicles primarily under three‑year terms with interest rates ranging from 3.4% to 6.3% per annum.

Contractual Obligations and Other Commitments

Please refer to Note 9—“Commitments and Contingencies” to the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for more information. There were no material changes to our contractual obligations during the nine months ended September 30, 2019 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as amended. For a complete discussion of our contractual obligations, please refer to our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as amended.

Off‑Balance Sheet Arrangements

At September 30, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off‑balance sheet arrangements or other contractually narrow or limited purposes.

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

Interest Rate Risk

We had cash and cash equivalents totaling $109.5 million as of September 30, 2019. This amount was invested primarily in demand deposits with domestic and international banks, money market accounts, and U.S. Treasury bills. The cash and cash equivalents are held for investment and working capital purposes. Our cash deposits are maintained for capital preservation purposes. We do not enter into investments for trading or speculative purposes. As of September 30, 2019, we had variable rate loans outstanding of $201.3 million that adjust with interest rate movements in LIBOR except when interest rate floors apply. Accordingly, we are subject to interest rate risk to the extent that LIBOR, or any successor thereto, changes. A hypothetical 100 bps increase in our interest rates in effect at September 30, 2019 would have a $2.0 million increase to our interest expense on an annualized basis. A hypothetical 100 bps decrease in our interest rates in effect at September 30, 2019 would have a $2.0 million decrease to our interest expense on an annualized basis. We believe our mixture of fixed rate and variable rate loans helps reduce our overall exposure to interest rate risk. See “Reforms to and uncertainty regarding the London InterBank Offered Rate (“LIBOR”) may adversely affect our business, financial condition, ability to refinance loans and results of operations” in Part II, Item IA. Risk Factors of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019.

Foreign Exchange Risk

For both the three and nine months ended September 30, 2019, approximately 3% of our consolidated revenues were denominated or paid in a foreign currency. To help minimize our exposure to foreign exchange risk, we utilize payments collected in local currencies other than the U.S. dollar for payment obligations we may incur in the same local currency related to labor, construction, consumables or materials costs, manufacturing of inventory, or if our procurement orders are denominated in a currency other than U.S. dollars. If any of these local currencies change in value versus the U.S. dollar, our cost in U.S. dollars would change which could adversely affect our results of operations. We do not currently hedge our foreign currency exchange risk. However, we believe that our strategy to carefully manage the exposure to foreign currencies as well as ensure that a majority of our revenues are denominated in the U.S. dollar, helps reduce our overall exposure to foreign exchange risk.

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

As of September 30, 2019, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our principal executive officer and principal financial officer have concluded, based upon the evaluation described above, that, as of September 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2019 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, as of September 30, 2019, we were not party to any legal proceedings that we would expect to have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of any such outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

The matters discussed in this Quarterly Report on Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances, over many of which we have little or no control. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as amended, under the caption “Risk Factors” in Item 1A in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, and in subsequent filings as well as risks and uncertainties discussed elsewhere in this Quarterly Report on Form 10-Q, could cause actual results to differ materially from those in the forward-looking statements. There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as amended, and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019.

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

AquaVenture Holdings Limited

Date: November 6, 2019	By:	/s/ LEE S. MULLER
Lee S. Muller
Chief Financial Officer (Principal Financial Officer)