Form 10-K
period 2019-12-31
AquaVenture Holdings Ltd
filed 2020-03-06
CIK 1422841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                          to

Commission File Number:  001-37903

AquaVenture Holdings Limited

(Exact name of registrant as specified in its charter)

British Virgin Islands	98-1312953
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

c/o Conyers Corporate Services (B.V.I.) Limited Commerce House, Wickhams Cay 1
P.O. Box 3140 Road Town British Virgin Islands VG1110	(813) 855‑8636 (Registrant’s telephone
(Address of principal executive office)	number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name on each exchange on which registered
Ordinary Shares, no par value	WAAS	The New York Stock Exchange (NYSE)

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

The aggregate market value of ordinary shares held by non-affiliates of the registrant, based on the closing price of the registrant’s ordinary shares on June 30, 2019, as reported by the New York Stock Exchange on such date was approximately $285,836,202. For purposes of this determination, ordinary shares held by each officer and director and by each person who owns 10% or more of the registrant’s outstanding ordinary shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The total number of Ordinary Shares outstanding as  of March 2, 2020 was 31,969,792.

Documents Incorporated By Reference

None.

AQUAVENTURE HOLDINGS LIMITED

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2019

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

Introductory Note

On December 23, 2019, we announced that we entered into an agreement and plan of merger, or Merger Agreement, to be acquired by Culligan International Company, or Culligan, a Delaware corporation. Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions therein, Amberjack Merger Sub Limited, or Merger Sub, a business incorporated under the laws of the British Virgin Islands and wholly-owned subsidiary of Culligan will merge with and into the Company  (the “Merger”). As a result of the Merger, the Company will become a wholly-owned subsidiary of Culligan. The closing of the Merger remains subject to the satisfaction or waiver of the remaining conditions to the Merger set forth in the Merger Agreement. We expect the Merger to close no later than the end of the second quarter of 2020.

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

We deliver our WAAS solutions through two operating platforms: Seven Seas Water and Quench. Seven Seas Water is a multinational provider of desalination, wastewater treatment, and water reuse solutions to governmental, municipal (including utility districts), industrial, property developer and hospitality customers. Our desalination solutions provide more than 8.5 billion gallons per year of potable, high purity industrial grade and ultra‑pure water (which is water that is treated to meet higher purity standards required for industrial, semiconductor, utility or pharmaceutical applications).  Our wastewater treatment and water reuse solutions, which include plants ranging in capacity from 5,000 gallons per day, or GPD, to more than 1.5 million GPD, are provided through 105 leases with customers. Quench is a U.S.‑based provider of Point‑of‑Use, or POU, filtered water systems and related services through direct and indirect sales channels. Through its direct sales channel, Quench primarily rents and services POU units to approximately 60,000 institutional and commercial customers in the United States and Canada, including more than half of the Fortune 500. Quench’s typical initial rental contract is three years in duration and contains an automatic renewal provision.  Our annual unit attrition rate, at December 31, 2019, was less than 7.5%, implying an average rental period of more than 12 years. We define “annual unit attrition rate” as a ratio, the numerator of which is the total number of removals of company‑owned and billed rental units during the trailing 12‑month period, and the denominator of which is the average number of company‑owned and billed rental units during the same 12‑month period. Through our indirect sales channel, we provide POU systems, filters, parts and services to networks of approximately 260 dealers and retailers predominantly in North America.

We are led by a talented management team with extensive industry experience, engineering knowledge, operational expertise and financial expertise. We leverage our operating and engineering expertise to develop and deliver highly reliable WAAS solutions by applying proven water purification and wastewater technologies. We believe that we are well positioned to capitalize on global growth opportunities driven by population growth, increasing urbanization and water scarcity, increasing focus on health and wellness, wastewater treatment and water reuse solutions, and the environmental impact of bottled water consumption. We believe our focus on delivering best‑in‑class service and efficiency to our customers will continue to lead to substantial new business, contract extensions and customer expansion opportunities. In addition, we also have a demonstrated track record of identifying, executing and integrating acquisitions, with Seven Seas Water and Quench having completed 23 transactions since our initial public offering, of which eight have occurred since the beginning of 2019. We plan to continue to pursue acquisitions that will expand our geographic presence, broaden our service offerings and allow us to move into additional markets.

As of December 31, 2019, we had 780 employees.

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

We are a leading provider of water to the Caribbean market, where we are currently the primary supplier to the United States Virgin Islands, or the USVI, St. Maarten and the British Virgin Islands, or the BVI. We also maintain significant plant operations in Trinidad, Peru and Anguilla. We currently operate ten  water treatment facilities in the Caribbean region and South America producing more than 8.5 billion gallons of purified water per year under long‑term contracts.

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

Our Desalination Plants

We currently operate ten water treatment facilities with design capacities of at least 0.5 million GPD in the Caribbean and South America. Six exclusively provide water to the local government or government‑owned utility companies and four serve private customers.

		Contract	Design
		Expiration	Capacity
Location	Customer	Date	Million GPD
Trinidad: Point Fortin	WASA	2030	6.7
United States Virgin Islands:
St. Croix	VIWAPA	2033	3.7
St. Thomas	VIWAPA	2033	3.3
St. Croix	Limetree Bay Terminals, LLC	2024	1.7
St. Maarten	Government of St. Maarten	2025	5.8
Bahamas	Clearview Enterprises Limited	2028	1.0
Turks and Caicos	Retail water sales	N/A	0.5
BVI: Paraquita Bay	The Government of the Virgin Islands	2030	2.8
Peru: Bayovar	Compañia Minera Miski Mayo S.R.L.	2037	2.7
Anguilla	Water Corporation of Anguilla	2029	1.0

In addition, during 2019, we owned and operated a desalination facility in Curaçao with an aggregate design capacity of 4.9 million GPD. We sold the industrial quality water produced at this facility on a take or pay basis to Curaçao Refinery Utilities Company B.V., or CRU, a government-owned utility that provides utility services to a refinery it has leased to Petróleos de Venezuela S.A., or PDVSA, a state owned oil company of Venezuela. The contract, which expired on December 31, 2019, included a buy-out right that enabled the customer to purchase the desalination plant pursuant to the water supply agreement. On December 31, 2019, CRU exercised its right to purchase the desalination facilities, and the Company received a cash payment of $3.5 million in connection with the exercise of this buy-out right.

Trinidad

We built, own and operate a desalination plant currently with a design capacity of 6.7 million GPD located at Point Fortin, Trinidad. Under the terms of the water sale agreement with the Water & Sewerage Authority of Trinidad and Tobago, which we refer to as the Trinidad Water Sale Agreement, we are required to provide a minimum supply of water each month equal to a certain percentage of the design capacity of the plant. The Water & Sewerage Authority of Trinidad and Tobago, or WASA, is required to purchase all of the water we produce each month up to a certain percentage of the design capacity of the plant. If production levels fall below agreed upon contractual minimums, then the water payment owed by WASA to us is reduced. On September 3, 2015, we entered into a fourth amendment to expand the existing desalination plant capacity by approximately 21% and extend the initial term of the agreement, which was set to expire in 2026, by 50 months. This expansion was completed in July 2016 and added 1.2 million GPD of capacity to the plant.

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

United States Virgin Islands

We built and currently own and operate three principal desalination plants in the USVI with an aggregate design capacity of 8.7 million GPD.

We sell the water produced at our Richmond Generation Plant on St. Croix and our Randolph Harley Generation Plant on St. Thomas on an as‑demanded basis to the Water & Power Authority of the United States Virgin Islands, or VIWAPA, pursuant to a series of water purchase agreements entered into with VIWAPA, which we refer to as the USVI Water Purchase Agreements, the current terms of which expire in 2033. Although the USVI Water Purchase Agreements do not specify a minimum consumption level, they stipulate that Seven Seas Water will be VIWAPA’s exclusive supplier. The current design capacity of our Richmond Generation Plant and the Randolph Harley Generation Plant are 3.7 million GPD and 3.3 million GPD, respectively. Under the USVI Water Purchase Agreements, VIWAPA is obligated to provide the electricity needed to operate our plants at no charge to us, provided that our electrical consumption per thousand gallons of water produced does not exceed certain thresholds. If our electrical consumption exceeds such thresholds, we are required to reimburse VIWAPA at its then-current electricity production cost, subject to adjustment for feedwater quality. We lease the sites where these plants are located from VIWAPA. The leases terminate 180 days after the contract expiration dates to enable us to remove our equipment.

In addition, we built and currently own and operate a desalination plant with the design capacity of 1.7 million GPD on St. Croix. We sell the water produced by this plant under a water sales agreement to support a storage terminal, refinery and marine facility owned by Limetree Bay Terminals, LLC. We sell the water produced at this plant on a take‑or‑pay basis. The original agreement with the customer was terminated during 2019 and the Company subsequently entered into a new agreement that expires in 2024 and included an expansion of the existing desalination plant capacity. The expansion was completed in November 2019 and added 1.0 million GPD of capacity to the plant.

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

Peru

In October 2016, we completed the acquisition of all the outstanding shares of Aguas de Bayovar S.A.C., or ADB, and all the rights and obligations under a design and construction contract for a desalination plant and related infrastructure located in Peru (the “Peru Acquisition”).  We sell both seawater and desalinated process water on a take-or-pay basis to Compañia Minera Miski Mayo S.R.L under an operating and maintenance agreement. Compañia Minera Miski Mayo S.R.L uses the water to operate its Bayovar phosphate mine, which is located in north western Peru. The desalination plant and related infrastructure have the capacity to deliver more than 7.9 million GPD of seawater to the mine via a 24-mile pipeline and 2.7 million GPD of desalinated process water from a SWRO facility located at the mine site. The current term of the operating and maintenance agreement expires in 2037. The plant is constructed on property controlled by Compañia Minera Miski Mayo S.R.L, which owns the plant and related infrastructure. The rights to the design and construction contract include monthly installment payments for the construction of the desalination plant and related infrastructure, which are guaranteed by the principal shareholder of our customer and continue until 2024. These payments are accounted for as a note receivable.

Other Plants

We operate a desalination plant with the design capacity of 1.0 million GPD on the Island of Great Exuma, The Bahamas. We sell the water produced at this plant on a take‑or‑pay basis to Clearview Enterprises Limited, which is part of the Sandals Group. The original agreement with the customer expired in 2019. However, on August 1, 2019, we entered into a new agreement with the customer which expires in 2028.

We own and operate a desalination plant with the design capacity of 1.0 million GPD in Anguilla, which we began operating in October 2018. We sell the water produced by this plant to the Water Corporation of Anguilla, the public water utility of Anguilla. During 2019, we expanded the existing desalination plant design capacity by an incremental 0.5 million GPD to produce the current design capacity of 1.0 million GPD. The term of the agreement expires in May 2029.

We own and operate two desalination plants with the design capacity of an aggregate of 0.5 million GPD on Providenciales, Turks and Caicos Islands. We built one of these plants and acquired and refurbished the other. We sell the water produced at these plants to local customers and own the sites where these plants are located.

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

The contractual term for our modular and field-erected wastewater treatment and water reuse plants leased to customers typically range from three to five years while our temporary bypass solutions are leased under short-term contracts of less than one year. As of December 31, 2019, we had 105 leases of wastewater treatment and water reuse plants with our customers. Plants sold to the customer are designed, fabricated and installed typically over a period of typically 6 to 12 months. While operations and maintenance of the plants are typically the responsibility of the customer, we do perform these services, in limited instances, for the customer.

We currently offer our wastewater treatment and water reuse solutions in North America, including Texas where we believe we are a leading provider for modular and field-erected designs, and in the Caribbean where we operate and maintain plants owned by certain of our desalination solution customers.

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

For the year ended December 31, 2019, revenues earned from our customer in Trinidad represented approximately 7% of our total consolidated revenues.

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

For our wastewater treatment and water reuse solutions, we focus on leasing equipment for a contractual term or selling equipment to governmental, municipal (including utility districts), industrial and property developer customers.  The wastewater treatment and water reuse solutions offered to customers include scalable modular treatment plants, field-erected plants and temporary bypass plants ranging from 5,000 GPD to more than 1.5 million GPD. We pursue opportunities throughout North America, including Texas where we believe we are a leading provider for modular and field-erected designs, and in the Caribbean.

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

The competitors in our market generally fall into three categories: (i) engineering, procurement and construction, or EPC, companies, (ii) large project developers, and (iii) other outsourced service model companies. EPC companies, which contract to build plants that satisfy specific requirements, often do not operate such plants after completion. Large project developers focus on large‑scale municipal desalination projects and prefer to take the role as lead developer for a customer sponsor and often do not operate plants after completion. Many of these companies, among others, currently operate in areas in which we would like to expand our desalination business. In addition, some already maintain worldwide operations and have greater financial, managerial and other resources than we do. We believe that our low overhead costs, knowledge of local markets and our efficient manner of operating desalination water production equipment will provide us a competitive advantage in many medium scale applications and projects.

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

Through our direct sales channel, we install and maintain our filtered water systems in exchange for a monthly rental fee, typically under multi‑year contracts that renew automatically. With an installed base of approximately 160,000 company‑owned rental systems, we believe that we are one of the largest POU‑focused water services companies operating in North America. We are able to service our rental customers across the United States and Canada, with Quench employee service technicians covering more than 330 metropolitan statistical areas, as defined in the 2010 U.S. Census and the 2016 Canadian Census. We generate sales by leveraging our team of field and inside sales representatives, supported by a marketing team with expertise in digital and traditional media. We believe the geographic scale of our platform, the diversity of product offering, and our customer-centric service provide us a competitive advantage. These capabilities also help to create customer loyalty and preserve our market share.

Through our indirect sales channel, we offer POU systems to networks of approximately 260 dealers and retailers predominantly in North America. The indirect sales channel expands our participation in the growing POU market domestically and internationally. In addition, this channel enhances our ability to develop, source and manufacture innovative, exclusive, bottleless filtered water coolers and related offerings. Lastly, the channel offers us the opportunity to develop deep relationships with POU dealers that could potentially lead to future acquisitions.

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

We provide our rental services generally under automatically‑renewing contracts with a typical initial term of three years, however these contracts can range from month‑to‑month to four years. Our annual unit attrition rate, at December 31, 2019 was less than 7.5%, implying an average rental period of more than 12 years. In these rental agreements, we bear the up‑front cost of purchasing and installing systems as well as the ongoing cost of maintaining them in exchange for a recurring fee. In certain circumstances, we sell water filtration systems to end customers, which may be accompanied by a maintenance contract or serviced on a time-and-materials basis. In 2017, we began selling certain water filtration systems exclusively through our indirect sales channel of POU dealers and retailers.

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

Our Quench platform is also well‑positioned to increase sales to existing customers. In addition to our sales team, our customer care representatives generate revenue by selling additional products to existing customers. In addition, as we service our rental equipment, we routinely identify opportunities to reassess our customers’ needs and offer additional services and system upgrades. Frequently, Quench rental customers will add systems during the course of their relationship with Quench.

We intend to continue to differentiate our offering to customers by adding new and innovative water filtration products and related water‑enabled products. We are also considering additional international and residential market expansion in our POU business.

Customers

Within our direct sales channel, we target businesses across the United States and Canada with an emphasis on companies with 20 or more employees, as well as those operating in several key industries, such as government, education, medical, retail and hospitality. We maintain a highly diversified customer base of approximately 60,000 customers. Within our indirect sales channel, we sell to established networks with approximately 260 POU dealers and retailers in the United States and Canada, and we are actively expanding this network through our ongoing sales and marketing activities.

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

Competition

We compete directly with other POU filtration, BWC, and office coffee service, or OCS, companies, as well as with retail stores and internet sites where similar products and services may be purchased. Municipal tap water is also a substitute for our POU filtration services. The POU filtration market is highly fragmented, with many small, local service providers. There are also a number of larger national competitors, including Cott Corporation, Nestlé, Aramark, Canteen and Waterlogic International. Our competitive position is based on our pricing, national service coverage and product quality.

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

A number of key macroeconomic factors shape the global water sector, including population growth, an increasing water supply‑demand imbalance, urbanization, industrialization, and consumers’ heightened health and environmental awareness. Global water demand has outpaced population growth, leading to chronic water scarcity in many regions around the world. According to data from the United Nations, global water demand (excluding irrigation) will grow three times faster than the global population. According to the 2018 United Nations World Water Development Report, an estimated 3.6 billion people live in areas that are potential water scarce at least one month per year, and this population could increase between 4.8 and 5.7 billion by 2050.  Further, the 2030 Water Resources Group, a public-private-civil society collaboration facilitated by the International Finance Corporation, estimates that global water demand will exceed supply by 40% by 2030. The United Nations Environment Programme, an agency of the United Nations that coordinates environmental programs, estimates that roughly half of the world’s population currently lives within 40 miles of the sea. Because of the proximity of population centers to saltwater bodies, we believe desalination through our Seven Seas Water platform is a viable solution to address future water shortages.

As clean water demand continues to grow, we believe the need for water treatment technologies, such as desalination, wastewater treatment and POU filtration, will increase, and we believe both of our operating platforms are well positioned to benefit from these trends.

Global Desalination Market

In recent years, there has been a rapid increase in the installation of new seawater desalination capacity. According to a January 2020 update by Global Water Intelligence’s (GWI) Desaldata, total estimated desalination market capital expenditures are estimated to reach approximately $8 billion in 2020 and exceed approximately $7 billion annually through 2024. Many of the existing medium scale plants are owned and operated by local governments and companies, and operating desalination facilities is generally not their core competency. As a result, we believe a large number of these plants could benefit from our ownership and operating expertise to generate more reliable and lower cost clean water.

According to the World Resources Institute’s Aqueduct rankings, the Caribbean is one of the most water‑scarce regions of the world in terms of fresh water availability, comparable to the Western Sahara and parts of the Middle East. We believe our Seven Seas Water platform is a leading desalination solution provider in the Caribbean, where we currently operate nine water treatment facilities. Our installed capacity in the Caribbean has grown from 9.2 million GPD in 2010 to 26.5 million GPD as of December 31, 2019. We believe we represent a significant portion of the existing medium‑scale desalination plant capacity in the Caribbean. Many of the Caribbean region’s current desalination facilities utilize older thermal technologies that are more costly to operate than membrane‑based SWRO systems. We believe replacing these thermal plants with new SWRO plants is a significant additional opportunity for us. Given our compelling value proposition, extensive presence, and operational expertise in SWRO plants, we believe we are well positioned to further grow our Caribbean business.

We currently have a presence or targeted business development activities primarily in the Caribbean, South America, the Middle East, Africa and North America. The total installed capacity of medium‑scale reverse osmosis desalination plants in these locations is more than 1.5 billion GPD. We target specific attractive end markets, such as the municipal drinking water, mining, oil and gas, and ultra‑pure industrial process water markets, in both large and mature markets in North America and the Middle East, as well as in fast‑growing developing markets in South America, Africa and the Caribbean. We believe we are well positioned to pursue opportunities in these markets through new project development, partnerships with local firms and strategic acquisitions.

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

According to the United States Environmental Protection Agency’s 2017 Potable Reuse Compendium, long-term water scarcity is expected to increase over time in many parts of the United States which will drive the increase for wastewater reuse. In 2017, the WateReuse Association estimated the market for wastewater reuse in the United States was $1.8 billion, which is expected to grow by 27% by 2027. As water scarcity increases, so will the need to reuse wastewater. There is a significant opportunity to reuse wastewater in the United States as currently only approximately 7 to 8% of wastewater is reclaimed for reuse, leaving a large potential for additional reuse capacity.

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

In the 2016 study by Zenith International, our Quench platform was named one of the top five companies in the POU industry based on the number of POU units rented or sold. For company-owned and billed rental units, our current typical initial contract term is three years with an automatic renewal provision, and our annual unit attrition rate, at December 31, 2019, was less than 7.5%, implying an average rental period of more than 12 years, in part, because we provide highly reliable and efficient services. We believe our scale, product breadth and reliability, and customer service are key differentiators in a highly fragmented industry primarily composed of smaller providers.

Significant Experience Identifying and Integrating Acquisitions

Identifying and executing value‑enhancing acquisitions are core to our growth strategy. Under our Seven Seas Water platform, we have acquired two operating desalination facilities and one wastewater treatment and water reuse company since our initial public offering. Quench has completed 20 acquisitions since our initial public offering, of which eight have occurred since the beginning of 2019. We believe the recent acquisitions are indicative of the opportunity for future inorganic growth to increase our market share and expand our service coverage footprint. We routinely evaluate opportunities for acquisitions and believe our experience and success in identifying, executing, integrating and operating acquisitions enable us to deploy capital effectively, create shareholder value and increase our market share.

Strong Financial Performance

We have demonstrated sustained revenue growth with attractive margins under long‑term customer relationships.

Our revenues grew at a CAGR of 24.8% from 2014 through 2019. We believe we can continue our revenue growth by acquiring projects and customers, expanding our relationships with our customers, expanding into new geographies and complementary services, and selectively acquiring related water services businesses.

Our net losses for the years ended December 31, 2019, 2018 and 2017 were $20.1 million, $20.7 million and $24.9 million, respectively. See Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for more information.

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

Through our Seven Seas Water platform, we intend to continue to selectively acquire complementary businesses that will align with our current offerings. Our strategy includes proactive deal sourcing where we identify and pursue the acquisition of assets or businesses from companies that align or complement our existing Seven Seas Water offerings. As it relates to targeted desalination assets or businesses, we intend to purchase, upgrade, expand and operate existing water treatment and desalination facilities in new and current markets, including those from companies which own and operate a single desalination facility. We believe we can often operate these desalination facilities more efficiently and reliably than current operators by leveraging our engineering and operating expertise.

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

Recent Acquisitions

On June 1, 2019, we acquired substantially all of the water filtration assets and assumed certain liabilities of Aguaman, Inc. (“Aguaman”), a POU water filtration company based in Miami, Florida, pursuant to an asset purchase agreement. The aggregate purchase price, subject to adjustments, was $1.5 million, which included approximately $1.1 million of cash, $0.2 million payable on the one-year anniversary of the transaction and $0.2 million acquisition contingent consideration payable to the seller on or before the one-year anniversary of the transaction. The assets acquired consist primarily of in-place lease agreements and the related POU systems in the United States.

On July 15, 2019, we acquired substantially all of the assets and assumed certain liabilities of Carolina Pure Water Systems, LLC (“Carolina Pure”), a POU water filtration company based in Raleigh, North Carolina, pursuant to an asset purchase agreement. The aggregate purchase price, subject to adjustments, was $7.3 million, which included approximately $6.8 million of cash and $0.5 million payable on the one-year anniversary of the transaction. The assets acquired consist primarily of in-place lease agreements and the related POU systems in the United States.

On October 1, 2019, we acquired substantially all of the assets and assumed certain liabilities of Mirex AquaPure Solutions L.P., d/b/a Mirex AquaPure Solutions (“Mirex”), a POU water filtration company based in Houston, Texas, pursuant to an asset purchase agreement. The estimated aggregate purchase price, subject to adjustments, was $11.6 million, which included approximately $10.3 million of cash, $0.9 million payable on the one-year anniversary of the transaction, $0.3 million payable on the two-year anniversary of the transaction and approximately $0.1 million of acquisition contingent consideration. The assets acquired consist primarily of in-place lease agreements and the related POU systems in the United States.

On October 1, 2019, we acquired substantially all of the assets and assumed certain liabilities of 1920277 Alberta Inc., d/b/a Flowline Canada (“Flowline”), a POU water filtration company based in Edmonton, Canada, pursuant to an asset purchase agreement. The estimated aggregate purchase price, subject to adjustments, was $0.9 million, which included approximately $0.8 million of cash and $0.1 million payable on the one-year anniversary of the transaction. The assets acquired consist primarily of in-place lease agreements and the related POU systems in Canada.

On December 2, 2019, we acquired substantially all of the assets and assumed certain liabilities of Pure Planet Water, Inc. (“Pure Planet”), a POU water filtration company based in Palm Desert, California, pursuant to an asset purchase agreement. The estimated aggregate purchase price, subject to adjustments, was $0.2 million, which included approximately $0.1 million of cash and $0.1 million payable on the one-year anniversary of the transaction. The assets acquired consist primarily of in-place lease agreements and the related POU systems in the United States.

On December 16, 2019, we acquired substantially all of the assets and assumed certain liabilities of Jonli Water Services, Inc. (“Jonli”), a POU water filtration company based in Quebec, Canada pursuant to an asset purchase agreement. The estimated aggregate purchase price, subject to adjustments, was $0.4 million, which was paid in cash. The assets acquired consist primarily of in-place maintenance agreements in Canada.

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

Item 1A. Risk Factors

Risks related to the Merger

We may not complete the Merger within the time frame we anticipate or at all, which could have an adverse effect on our business, financial results and/or operations.

Completion of the Merger is subject to a number of closing conditions, including obtaining approval of our shareholders. Each party’s obligation to consummate the Merger is also subject to the accuracy of the representations and warranties of the other party (subject to certain qualifications and exceptions) and the performance in all material respects of the other party’s covenants under the Merger Agreement, including, with respect to us, covenants regarding operation of our business prior to closing. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, the mutual consent of the parties or, subject to compliance with specified process and notice requirements, our exercise of a “fiduciary out” to terminate the Merger Agreement in order to enter into an agreement providing for a “Superior Proposal” (as such term is defined in the Merger Agreement). As a result, we cannot assure you that the Merger will be completed, even if our shareholders approve the merger, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected time frame.

If the Merger is not completed within the expected time frame or at all, we may be subject to a number of material risks. The price of our ordinary shares may decline to the extent that current market prices reflect a market assumption that the Merger will be completed. Further, under specified circumstances resulting in termination of the Merger Agreement, including if we exercise the “fiduciary out”, we could be required to pay Culligan a break-up fee in the amount of $34,132,500. The failure to complete the Merger may result in negative publicity and negatively affect our relationship with our shareholders, employees and clients. We may also be required to devote significant time and resources to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.

The Merger Agreement provides us with limited remedies in the event of a breach by Culligan that results in termination of the Merger Agreement, including the right to a Parent Termination Fee (as such term is defined in the Merger Agreement) in the amount of $54,611,815, payable under certain specified circumstances. We cannot assure you that a remedy will be available to us in the event of such a breach or that the damages we incur in connection with such breach will not exceed the amount of the Parent Termination Fee. In addition, Culligan has obtained significant equity and debt financing commitments for the transactions contemplated by the Merger Agreement, but the obligations of any lenders to provide the debt financing under the Debt Commitment Letter (as such term is defined in the Merger Agreement) are subject to a number of conditions, including the receipt of executed loan documentation, accuracy of representations and warranties, consummation of the transactions contemplated in the Merger Agreement and contribution of the equity contemplated by the Equity Commitment Letter (as such term is defined in the Merger Agreement).

The announcement and pendency of the Merger could adversely affect our business, financial results and/or operations.

Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the Merger is pending because employees may experience uncertainty about their roles following the Merger. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the Merger and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with clients and potential clients. For example, clients and other counterparties may defer decisions concerning working with us, or seek to change existing business relationships with us. Changes to or termination of existing business relationships could adversely affect our revenue, earnings and financial condition, as well as the market price of our ordinary shares. The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the merger or termination of the Merger Agreement.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities, including, among other things, restrictions on our ability to acquire other businesses and assets, dispose of our assets, make investments, enter into certain contracts, repurchase or issue securities, pay dividends, make capital expenditures, take certain actions relating to intellectual property, amend our organizational documents and incur indebtedness. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially adversely affect our business, results of operations and financial condition.

In certain instances, the Merger Agreement requires us to pay a termination fee to Culligan, which could affect the decisions of a third party considering making an alternative acquisition proposal.

Under the terms of the Merger Agreement, we may be required to pay Culligan a termination fee of up to $34,132,500 if the Merger Agreement is terminated under specific circumstances. In particular, we may be obligated to pay Culligan a break-up fee in the amount of $34,132,500 if AquaVenture exercises its “fiduciary out” to terminate the Merger Agreement in order to enter into an agreement providing for a Superior Proposal (as defined in the Merger Agreement). This payment could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with us and could discourage a third party from making a competing acquisition proposal, including a proposal that would be more favorable to our stockholders than the Merger.

We have incurred, and will continue to incur, direct and indirect costs as a result of the Merger.

We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the Merger. We must pay substantially all of these costs and expenses whether or not the Merger is completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.

Legal proceedings in connection with the Merger, the outcomes of which are uncertain, could delay or prevent the completion of the Merger.

Since the announcement of the Merger Agreement on December 23, 2019, three putative class actions have been filed in connection with the proposed Merger. On February 4, 2020, in connection with the merger, a putative class action lawsuit, Post v. AquaVenture Holdings Ltd., et al., 1:20-cv-174, was filed by purported shareholder Joseph Post against our Company and our directors in the United States District Court for the District of Delaware.  On February 12, 2020, in connection with the merger, a lawsuit, Hamilton v. AquaVenture Holdings Ltd., et al., 1:19-cv-01227, was filed as an individual action by purported shareholder Peter Hamilton against our Company and our directors in the United States District Court for the Southern District of New York. On February 20, 2020, purported shareholder Christopher Jagt filed an individual lawsuit against the Company and its directors in the United States District Court for the Eastern district of New York, captioned Jagt v. AquaVenture Holdings Ltd., et. al. 1:20-cv-931. These complaints allege that, because the proxy statement concerning the Merger is materially deficient in certain respects, all of the defendants violated Sections 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and that the directors additionally violated Section 20(a) of the Exchange Act. The complaints seek, among other things, (1) injunctive relief preventing consummation of the Merger, (2) rescissory damage or rescission of the Merger if it has already occurred; and (3) costs and fees, including attorney and expert fees, related to the actions. The defendants believe that the respective allegations asserted against them in the lawsuits are without merit and intend to defend against the lawsuits vigorously. Similar cases may also be filed in connection with the merger. These legal proceedings could delay or prevent the Merger from becoming effective.

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

For our Seven Seas Water business, these factors include:

•	our ability to identify and successfully complete acquisitions and to integrate and operate any acquired assets or businesses profitably;

•	limitations under the Merger Agreement on our ability to pursue acquisitions;

•	the timing of the commencement of any operations of new, expanded or acquired desalination or wastewater treatment plants;

•	variations in the customer demand, volume or price of water purchased by our customers;

•	the timing or delay of collections from a customer, including those arising from credit issues of the customer;

•	the amendment, disposition, termination or expiration of, or non-compliance with, a water supply agreement for a desalination or wastewater treatment plant;

•	the timing, size and accounting treatment of acquisitions, the impact of those acquisitions on our business and financial statements, and the market perception of the benefits of those acquisitions;

•

any disruptions in the operations of our plants due to severe weather conditions, natural disasters, climate change, equipment failures, power outages, extended maintenance, pandemics or other factors, including environmental factors (such as bacteria levels or contaminants in source water), that can reduce our production volume;

•	changes in capital spending;

•	our ability to raise sufficient debt or equity capital to fund the construction or acquisition of new plants;

•	our inability to recruit and retain skilled labor and personnel changes;

•	changes in the political, social and economic conditions of our markets; and

•	general economic conditions.

For our Quench business, these factors include:

•	our ability to identify and successfully complete acquisitions and to integrate and operate any acquired assets or businesses profitably;

•	limitations under the Merger Agreement on our ability to pursue acquisitions;

•	increased customer attrition at our Quench business;

•	increased competitive pressures in the POU filtration market;

•	the introduction and market acceptance of new products and new variations of existing products;

•	changes in our mix of products including changes in the mix of installed rental units and sold units, and the mix in the type of rental units installed;

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

Acquisitions have historically been a major part of our expansion strategy, and we expect to continue to grow through acquisitions in the future, either in transactions permitted under the Merger Agreement or otherwise, if the Merger is not consummated. We expect to continue to evaluate potential strategic acquisitions of businesses or products with the intention to expand our customer and revenue bases, widen our geographic coverage and increase our product breadth. As part of the expansion strategy for our Seven Seas Water business, we may seek to acquire additional desalination and water treatment facilities. Potential acquisition candidates include individual plants and businesses that operate multiple plants. For our Quench business, we may seek to acquire additional portfolios of equipment or businesses with local, regional, national or international customer bases. Identifying attractive acquisition candidates and willing sellers, particularly for our Seven Seas Water business, has been and continues to be challenging. We routinely evaluate potential acquisition candidates and engage in discussions and negotiations regarding potential acquisitions. There is significant competition for acquisition and expansion opportunities in our businesses. We compete for acquisition and expansion opportunities with companies that have significantly greater financial and management resources. There can be no assurance that any of our discussions or negotiations will result in an acquisition. In addition, even if we have executed a definitive agreement for an acquisition, there can be no assurance that we will consummate the transaction within the anticipated closing timeframe, or at all.

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

Our Seven Seas Water desalination business focuses on large and complex projects. Consequently, we are dependent on a small number of customers for a significant amount of our revenue. Our desalination projects usually conduct business under long‑term water supply agreements with one or a limited number of customers or a single government or quasi‑government entity that purchase the majority of, and in some cases all of, the relevant facility’s output over the term of the agreement. This customer concentration exposes us to increased risk of termination, expiration, cancellation or breach of existing contracts or delay of new projects, which may cause high volatility of our revenues. For example, the aggregate of our five largest Seven Seas Water desalination customers accounted for approximately 26% of AquaVenture Holding Limited’s consolidated revenue for the year ended December 31, 2019. While we intend to maintain long‑term water supply agreements for each of our facilities, due to market conditions, regulatory regimes and other factors, it may be difficult for us to secure long‑term agreements where our current contracts are expiring or for new development projects. In addition, the financial performance of our facilities is dependent on the credit quality of, and continued performance by, our customers. If any significant customer ceases or delays payments to us, cancels or delays a project or otherwise ceases doing business with us, our business, results of operations and financial condition could be materially and adversely affected. Also, the failure of our customer in the BVI to pay us on a timely basis, or at all, could cause our BVI subsidiary to be in default on its debt, which could permit the lenders of that debt to accelerate its repayment. Further, if we are required to transfer or sell one or more of our desalination plants to our customers, our business, results of operations and financial condition could be materially and adversely affected. While in certain cases we serve quasi‑governmental agency customers, those water supply agreements are neither guaranteed by the related government nor supported by the full faith and credit of such government, and no assurance can be given that such government would provide financial support.

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

Our water sales agreement in Curaçao was terminated on December 31, 2019 when our customer exercised its right to purchase our Curaçao desalination facilities, which will adversely impact the revenues, results of operations and cash flows of our Seven Seas Water business.

Our former desalination facility in Curaçao sold industrial quality water to Curaçao Refinery Utilities B.V. ("CRU"), a government owned utility that provides utility services to a refinery owned by Refineria di Korsou ("RdK") that is leased to Petróleos de Venezuela S.A., or PDVSA (the state-owned oil company of Venezuela).

On June 28, 2019, we received formal notice from CRU that it is exercising its right to purchase our desalination facilities pursuant to the terms of the existing water supply agreement. The terms of the contractual buy-out right require payment to be made at the contract expiration date. The applicable buy-out amount, which was paid on December 31, 2019, was $3.5 million. For the year ended December 31, 2019, our revenue under this water supply agreement was $8.1 million, or 4.0% of our total consolidated revenue. The expiration of this water supply agreement and purchase of the desalination facilities will adversely impact the revenues, results of operations and cash flows of our Seven Seas Water business.

The future growth of our Seven Seas Water business is dependent on our ability to identify and secure new project opportunities in a competitive environment.

We are currently pursuing new opportunities for our Seven Seas Water business in North America, the Caribbean, South America, Africa, the Middle East and other select markets, as permitted under the Merger Agreement. Any new project we implement will require achievement of critical milestones in order to commence construction, the first of which is to successfully identify markets for such projects and secure contracts with proposed customers to sell water in sufficient quantities and at prices that make the projects financially viable.

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

A number of factors may prevent or delay our Seven Seas Water business from building new plants and expanding our existing plants, including our dependence on third‑party suppliers and construction companies and the terms of the Merger Agreement.

A number of factors may prevent or delay construction, expansion or deployment of our facilities, including our dependence on third‑party suppliers of equipment and materials, our dependence on third‑party construction companies, and the timing of equipment purchases, and constraints on our use of and disposition of capital pursuant to the Merger Agreement.

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

Our ability to meet our customers’ needs, as well as achieve our targeted level of financial performance, depends on the successful operation of our facilities in our Seven Seas Water business. We currently own or operate ten water treatment facilities in the Caribbean region and South America, which generate substantially all of the revenue of our Seven Seas Water business. Some of these facilities serve governmental and municipal customers which provide water to the ultimate consumers. If these customers fail to provide adequate service, our reputation will suffer, and our competitive position may be impaired. In addition, if the risks involved in our operations are not appropriately managed or mitigated, our operations may not be successful, and this could adversely affect our results of operations. The continued operation and maintenance of our desalination facilities may be disrupted by a number of technical problems, including:

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

The water cooler markets in the United States and Canada are intensely competitive. The POU filtration market is highly fragmented, with many small, local service providers. There are also a number of larger national competitors, including Cott Corporation, Nestlé, Aramark, Canteen and Waterlogic International. Municipal tap water is also a substitute for our POU filtration services. Our competitive position is based on our pricing, national service coverage and product quality. Many of these larger businesses have substantially greater financial and management resources than we do. Our ability to gain or maintain market share may be limited as a result of actions by competitors. If we do not succeed in effectively differentiating ourselves from our competitors, based on pricing, service, value proposition, quality of products, desirability of brands or otherwise, our competitive position may be weakened, which could also jeopardize our strategy to include the rental of additional or upgraded water coolers and the rental of equipment from our product lines enabled by POU water filtration. If we are unable to convince current and potential customers of the advantages of our services, our ability to sell our services may be limited.

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

Our Seven Seas Water facility in Tortola and our two large facilities in the U.S. Virgin Islands which serve VIWAPA are insured against earthquake, flood and hurricane damage, while our other desalination facilities are not. Our Seven Seas Water facility in Trinidad is insured against earthquake, flood and windstorm damage. The leases for certain of our wastewater treatment and water reuse equipment in the United States require the lessee to maintain insurance against earthquake, flood and hurricane damage. These insurance policies have various sub-limits, exclusions and limitations that can preclude coverage, and insurance companies may seek to deny claims we might make. Each policy includes deductibles or self-insured retentions and maximum policy limits for covered claims. As a result, we may sustain self-insured losses that are: (i) below our deductibles and self-insured retentions, (ii) exceed our policy limits or (iii) excluded from our insurance coverages. Catastrophic events can result in decreased coverage limits, more limited coverage, increased premiums and deductibles with respect to the insurance policies covering these facilities.

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

Our desalination operations may be affected by the levels of tourism and seasonal variations in the areas in which we operate. Demand for our water can be affected by variations in the level of tourism, demand for real estate and rainfall levels. Tourism in our service areas is affected by the economies of the tourists’ home countries (primarily the United States and Europe), severe weather events (such as hurricanes), terrorist activity and perceived threats thereof, the cruise industry and costs of fuel and airfares. In addition, in December 2019, a strain of coronavirus was reported to have surfaced in Wuhan, China, resulting in extended holidays, travel restrictions and certain supply chain and other business disruptions. At this point, the extent to which the coronavirus may impact levels of tourism and seasonal variations in the areas in which we operate, or disruption in the supply and equipment that we use in our business or business generally,  is still uncertain. A downturn in tourism or greater than expected rainfall in the locations we serve could adversely affect our revenues, cash flows and results of operations.

Quench’s largest customers account for a significant percentage of Quench’s revenues, and our business would be harmed were we to lose these customers.

We estimate Quench’s twenty largest customers accounted for approximately 8% of the revenue of our Quench business during the year ended December 31, 2019. A material reduction in purchases by, or services provided to, these customers could have a significant adverse effect on the business and operating results of our Quench business. In addition, pressures by these customers that would cause us to materially reduce the price of our products could result in a reduction to our operating margins.

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

Our ability to compete successfully for acquisition opportunities and otherwise implement successfully our expansion strategy depends, in part, on the availability of sufficient cash resources, including proceeds from debt and equity financings. Our growth strategies include developing projects, the success of which depends on our ability to find new sites suitable for development into viable projects and developing those sites and projects. Any new project development or expansion project requires us to invest substantial capital. We finance some of our projects with borrowings, which are repaid in part from the project’s revenues, and secured by the share capital, physical assets, contracts and cash flow of that project subsidiary and by us. This type of financing is usually referred to as project financing. Commercial lending institutions sometimes refuse to provide project financing in certain less developed countries, and in these situations, we have sought and will continue to seek direct or indirect (through credit support or guarantees) project financing from a limited number of multilateral or bilateral international financial institutions or agencies. As a precondition to making such project financing available, the lending institutions may also require governmental guarantees of certain project and sovereign related risks. We may also acquire companies that benefit from these protections. There can be no assurance, however, that project financing from international financial agencies or that governmental guarantees will be available when needed, and if they are not, we may have to abandon the project or invest more of our own funds, which may not be in line with our investment objectives and would leave fewer funds for other projects and needs. Further, while the Merger Agreement is in effect, we are restricted from disposing of certain assets, which may leave us with fewer of our own funds for such investment.

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

As of December 31, 2019, we had approximately $316.6 million of outstanding consolidated indebtedness. Although our cash flow from operations has been sufficient to meet our debt service obligations in the past, there can be no assurance that our operating results will continue to be sufficient for us to meet our debt service obligations and financial covenants. Certain of our outstanding indebtedness is collateralized by our assets, including the share capital of certain of our subsidiaries, and certain assets of our subsidiaries. If we were unable to repay borrowings, the lenders could proceed against their collateral. If the lenders or the holders of any other secured indebtedness were to foreclose on the collateral securing our obligations to them, there could be insufficient assets required for the continued operation of our business remaining after satisfaction in full of all such indebtedness. In addition, the loan instruments governing the indebtedness of certain of our subsidiaries contain certain restrictive covenants which limit the payment of dividends and distributions and the transfer of assets to us and require such subsidiaries to satisfy specific financial covenants.

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

While we believe that these sources will be adequate to meet our obligations for the foreseeable future, this belief is based on a number of material assumptions, including, without limitation, assumptions about our ability to access the capital or commercial lending markets, the operating and financial performance of our subsidiaries, exchange rates, the ability of our subsidiaries to pay dividends or repay intercompany loans, and our ability to sell assets. Any number of assumptions could prove to be incorrect and therefore there can be no assurance that these sources will be available when needed or that our actual cash requirements will not be greater than expected. In addition, our cash flow may not be sufficient to repay at maturity the entire principal outstanding of indebtedness, and we may have to refinance such obligations. We have a  significant principal repayment due in August 2021. While the Merger Agreement is in effect, we are restricted from disposing certain assets, which may limit our ability to generate sufficient cash flows to satisfy our debt obligations. There can be no assurance that we will be successful in obtaining such refinancing on terms acceptable to us or at all, and any of these events could have a material effect on us.

As a part of our growth strategy, we have used, and expect to continue to use, project financing, which may adversely affect our financial results.

We sometimes rely on project financing to fund the costs of our acquisitions and project development. Our subsidiaries have incurred, and in the future, may incur, project financing indebtedness to the extent permitted by existing agreements, and may continue to do so to fund ongoing operations. In addition, we may acquire companies that have significant existing project financing indebtedness. Any such newly incurred subsidiary indebtedness would be added to our current consolidated debt levels. Our project financing debt is, and would likely be structurally senior to certain of our other debt, which could also intensify the risks associated with leverage. In addition, while the Merger Agreement is in effect, we are subject to certain restrictions on our ability to incur additional debt. Separately, failure to obtain project financing could result in delay or cancellation of future transactions or projects, thus limiting our growth and future cash flows.

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

We are exposed to fluctuations in interest rates. As of December 31, 2019, approximately 63% of our outstanding debt was exposed to interest rate fluctuations. We have not entered into arrangements or contracts with third parties that constitute an interest rate hedge. The portion of our debt that bears interest at a fixed rate will vary from time to time. If interest rates significantly deviate from historical ranges, or if volatility or distribution of these changes deviates from historical norms, we may experience significant losses or defaults. As a result, fluctuating interest rates may negatively impact our financial results and cash flows.

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

We have not experienced, but may in the future experience, service disruptions, outages and other performance problems with our information technology due to a variety of factors, including infrastructure changes, malicious actors, human or software errors or capacity constraints. In some instances, we or our third-party service providers may not be able to identify the cause or causes of these performance problems within an acceptable period of time. Although we have recovery plans, any incident affecting our information infrastructure that may be caused by fire, flood, severe storm, earthquake or other natural disasters, cyber-attacks, terrorist or other attacks, and other similar events beyond our control could negatively affect our business, results of operations, cash flows or financial condition.

We may experience difficulty obtaining materials or components for our Quench products.

Our Quench business utilizes third parties both inside and outside the United States to manufacture our equipment and relies upon these manufacturers to produce and deliver quality equipment on a timely basis and at an acceptable cost. Disruptions to the business, financial stability or operations, including due to strikes, labor disputes, political or governmental issues, pandemics, or other disruptions to the workforce, of these manufacturers, or to their ability to produce the equipment we require in accordance with our and our customers’ requirements could significantly affect our ability to fulfill customer demand on a timely basis which could cause reputational harm, and materially adversely affect our revenues and results of operations. For example, in December 2019, a strain of coronavirus reported to have surfaced in Wuhan, China has slowed international commerce. While at this point, the extent to which the coronavirus may impact our business supply chains or results is uncertain, it may result in delays in receiving key raw materials for our products or decreased demand for our products, which may negatively impact our business results of operations, cash flows or financial condition.

Our holding company structure effectively subordinates our parent company to the rights of the creditors of certain of our subsidiaries.

A majority of our assets are held by our subsidiaries. As a result, our rights and the rights of our creditors to participate in the distribution of assets of any subsidiary upon such subsidiary’s liquidation or reorganization will be subject to the prior claims of such subsidiary’s creditors, except to the extent that we are reorganized as a creditor of such subsidiary, in which case our claims would still be subject to the claims of any secured creditor of such subsidiary and of any holder of indebtedness of such subsidiary senior to that held by us. As of December 31, 2019, our subsidiaries had approximately $167.0 million of indebtedness (net of discounts and excluding intercompany indebtedness) outstanding, of which AquaVenture Holdings Limited, the ultimate parent company, is jointly and severally liable for $148.9 million (net of discounts).

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

We have significant goodwill and intangible assets that are susceptible to valuation adjustments as a result of events or changes in circumstances. As of December 31, 2019, intangible assets, net and goodwill were $186.4 million and $198.9 million, respectively. We assess the potential impairment of goodwill and indefinite lived intangible assets on an annual basis, as well as when interim events or changes in circumstances indicate that the carrying value may not be recoverable. Events or changes in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include disruptions to our business, failure to realize the economic benefit from acquisitions of other companies and intangible assets, slower industry growth rates and declines in operating results and market capitalization. Determining whether an impairment exists, along with the amount of the potential impairment, involves quantitative data and qualitative criteria that are based on estimates and assumptions requiring significant management judgment. Future events, new information or changes in circumstances may alter management’s valuation of an intangible asset. The timing and amount of impairment charges recorded in our consolidated statements of operations and comprehensive income and write‑downs recorded in our consolidated balance sheets could vary if management’s conclusions change.

We did not record any goodwill impairment during 2019, 2018 and 2017 for any of our reporting units.

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

We will incur significant costs as a result of operating as a public company and in connection with the Merger Agreement, and our management will devote substantial time to new compliance initiatives. We may fail to comply with the rules that apply to public companies, including Section 404 of the Sarbanes‑Oxley Act of 2002, which could result in sanctions or other penalties that would harm our business.

As a public company, and particularly in connection with the Merger Agreement and after we cease to be an “emerging growth company,” we will incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, or the Exchange Act, and regulations regarding corporate governance requirements relating to director independence, distributing annual and interim reports, shareholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct.  The listing requirements of the New York Stock Exchange, or the NYSE, have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations cause us to incur significant legal and financial compliance costs and make some activities more time-consuming and costly. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

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

We have adopted certain new accounting pronouncements that will result in changes to our previously reported results and forecasts and the patterns of our revenues, gross profit, net loss and other key metrics, including non-GAAP measures.

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

The U.S. government has announced and, in some cases, implemented a new approach to trade policy, including renegotiating, or potentially terminating, certain existing bilateral or multi-lateral trade agreements, as well as imposing additional tariffs on certain foreign goods, including finished products and raw materials such as steel and aluminum. These tariffs and potential tariffs have resulted or may result in increased prices for certain imported goods and materials and, in some cases may result or have resulted in price increases for domestically sourced goods and materials. Various countries and regions, including, without limitation, China, Mexico, Canada and Europe, have announced plans or intentions to impose or have imposed tariffs on a wide range of U.S. products in retaliation for new U.S. tariffs. Discussions and negotiations around such trade and tariffs are still ongoing and, in January 2020, the U.S. government entered an agreement between the U.S. and China on trade matters pursuant to which certain tariffs are expected to be reduced. At this time, it remains unclear what additional actions, if any, will be taken by the U.S. or other governments with respect to international trade agreements, the imposition of tariffs on goods imported into the U.S., tax policy related to international commerce or other trade matters. These conditions and future actions could have a significant adverse effect on world trade and the world economy.

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

Anti-takeover provisions in our memorandum and articles of association could make an acquisition of us, which may be beneficial to our shareholders, including the Merger Agreement, more difficult and may prevent attempts by our shareholders to replace or remove our current management and limit the market price of our ordinary shares.

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

The laws of the British Virgin Islands provide limited protection for minority shareholders, so minority shareholders will not have the same options as to recourse in comparison to the United States if the shareholders are dissatisfied with the conduct of our affairs, including our entry into the Merger Agreement.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

On April 20, 2007, we entered into a lease for 18,750 square feet of office space in Tampa, Florida with a lease term that ended on July 30, 2019. We subsequently extended this lease through July 31, 2024. This lease pertains to our Seven Seas Water segment.

On November 1, 2018 we entered into a lease, for approximately 31,758 square feet of office space in King of Prussia, Pennsylvania with a lease term that ends on April 30, 2030. This lease pertains to our Quench segment.

On November 1, 2018, we assumed in the AUC Acquisition, a lease for 5,267 square feet of office space in Houston, Texas with a lease term that ends on November 30, 2022. This lease pertains to our Seven Seas Water segment.

On December 18, 2018, we assumed in the PHSI Acquisition, a lease for 15,657 square feet of warehouse space in Bensenville, Illinois with a lease term that ends on March 31, 2023. This lease pertains to our Quench segment.

On December 18, 2018, we assumed in the PHSI Acquisition, a lease for 14,371 square feet of office space in Lincolnshire, Illinois with a lease term that ends on January 31, 2020. This lease pertains to our Quench segment.

On August 9, 2019, we entered into a lease, for approximately 33,363 square feet of office space in Las Vegas, Nevada with a lease term that ends on October 31, 2024. This lease pertains to our Quench segment.

On September 1, 2019, we entered into a lease, for approximately 53,000 square feet of office space in Audubon, Pennsylvania with a lease term that ends on July 31, 2024. This lease pertains to our Quench segment.

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

Item 3. Legal Proceedings.

Since the announcement of the Merger Agreement on December 23, 2019, three putative class actions have been filed in connection with the proposed Merger. On February 4, 2020, in connection with the merger, a putative class action lawsuit, Post v. AquaVenture Holdings Ltd., et al., 1:20-cv-174, was filed by purported shareholder Joseph Post against our Company and our directors in the United States District Court for the District of Delaware.  On February 12,

2020, in connection with the merger, a lawsuit, Hamilton v. AquaVenture Holdings Ltd., et al., 1:19-cv-01227, was filed as an individual action by purported shareholder Peter Hamilton against our Company and our directors in the United States District Court for the Southern District of New York. On February 20, 2020, purported shareholder Christopher Jagt filed an individual lawsuit against the Company and its directors in the United States District Court for the Eastern district of New York, captioned Jagt v. AquaVenture Holdings Ltd., et. al. 1:20-cv-931. These complaints allege that, because the proxy statement concerning the Merger is materially deficient in certain respects, all of the defendants violated Sections 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and that the directors additionally violated Section 20(a) of the Exchange Act. The complaints seek, among other things, (1) injunctive relief preventing consummation of the Merger, (2) rescissory damage or rescission of the Merger if it has already occurred; and (3) costs and fees, including attorney and expert fees, related to the actions. The defendants believe that the respective allegations asserted against them in the lawsuits are without merit and intend to defend against the lawsuits vigorously. Similar cases may also be filed in connection with the merger. These legal proceedings could delay or prevent the Merger from becoming effective.

From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of any such outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations. For more information on our litigation see Note 15—“Litigation” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further discussion.

Item 4. Mine Safety Disclosures.

Not applicable.

PART  II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our ordinary shares began trading on the New York Stock Exchange under the symbol “WAAS” on October 6, 2016.

Holders

As of March 2, 2020, there were approximately 50 holders of record. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

Dividends

We have not paid any cash dividends on our ordinary shares since inception of the Company and do not anticipate paying cash dividends in the foreseeable future.

Securities authorized for issuance under equity compensation plans

The following table provides information about our ordinary shares that may be issued under all of our existing equity compensation plans as of December 31, 2019:

Plan Name	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a) (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b) (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c) (3) (4)
Equity compensation plans approved by shareholders
2016 Employee Stock Purchase Plan	—	$—	588,938
2016 Share Option and Incentive Plan	3,239,686	$18.01	3,751,795
AquaVenture Holdings LLC Amended and Restated Equity Incentive Plan	59,758	$26.45	—
Quench USA Holdings LLC 2014 Equity Incentive Plan	56,414	$23.66	—
Quench USA, Inc. 2008 Stock Plan	1,675	$27.82	—
Total	3,357,533	$18.26	4,340,733

(1)

In addition to the number of securities listed in this column, an aggregate 624,949 restricted share units have been granted and remain unvested as of December 31, 2019 and 51,969 phantom share units have been granted and remain unissued as of December 31, 2019 under our existing equity compensation plans. The 624,949 unvested restricted share units and 51,969 phantom share units were issued under the 2016 Share Option and Incentive Plan (“2016 Equity Plan”).

(2)

As of December 31, 2019, no options to purchase ordinary shares under the 2016 Employee Share Purchase Plan (“2016 ESPP”) were outstanding. The 2016 ESPP provides that an additional number of shares will automatically be added to the shares authorized for issuance under the 2016 ESPP on January 1, 2017 and each January 1 thereafter through January 1, 2021. The number of shares added each year will be equal to the lesser of: (i) 1% of the number of shares issued and outstanding on the immediately preceding December 31, (ii) 200,000 shares, or (iii) such number of shares as determined by the administrator of the 2016 ESPP.

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

(4)

Issuances of securities under the AquaVenture Holdings LLC Amended and Restated Equity Incentive Plan, Quench USA Holdings LLC 2014 Equity Incentive Plan and Quench USA, Inc. 2008 Stock Plan Incentive Stock Option Plan ceased effective October 5, 2016 at the time of the effectiveness of our initial public offering. As a result, no securities remain available for issuance under these plans, other than issuances upon exercises of outstanding options.

 Use of Proceeds from Registered Securities

None.

.

Item 6. Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and related notes, and other financial information included in this Annual Report on Form 10-K.  The related financial data in this section are not intended to replace the consolidated financial statements and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. All financial data for the years ended December 31, 2019 and 2018 included within Item 6 in this Annual Report on Form 10-K has been restated in accordance with the adoption of authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) regarding revenue from contracts with customers and the determination of the customer in a service concession contract (together referred to as the “Adopted Revenue Guidance”) on a full retrospective basis on January 1, 2018.

	Year Ended December 31,
	2019(8)	2018(7)	2017(5)(6)	2016(2)(3)(4)	2015(1)
	(in thousands)
Consolidated Statements of Operations and Comprehensive Income Data:
Revenues:
Bulk water	$60,460	$57,262	$53,436	$50,893	$47,444
Rental	94,282	64,216	52,997	48,699	44,654
Product sales	45,074	20,105	9,796	10,267	8,237
Financing	3,671	4,025	4,534	1,713	—
Total revenues	203,487	145,608	120,763	111,572	100,335
Cost of revenues:
Bulk water	27,700	26,516	27,145	25,525	29,090
Rental	42,493	28,025	23,484	21,437	20,210
Product sales	29,330	13,565	5,779	5,869	4,190
Total cost of revenues	99,523	68,106	56,408	52,831	53,490
Gross profit	103,964	77,502	64,355	58,741	46,845
Selling, general and administrative expenses	95,986	83,645	72,421	70,876	49,437
Goodwill impairment	—	—	—	—	27,353
Income (loss) from operations	7,978	(6,143)	(8,066)	(12,135)	(29,945)
Other expense:
Gain on bargain purchase, net of deferred taxes	—	—	—	1,429	—
Interest expense, net	(25,386)	(15,046)	(11,537)	(11,147)	(8,507)
Other (expense) income, net	(460)	(850)	(1,850)	1,299	(364)
Loss before income tax expense (benefit)	(17,868)	(22,039)	(21,453)	(20,554)	(38,816)
Income tax expense (benefit)	2,207	(1,311)	3,441	365	2,973
Net loss	$(20,075)	$(20,728)	$(24,894)	$(20,919)	$(41,789)

Loss per share – basic and diluted (9)	$(0.69)	$(0.78)	$(0.94)

	As of December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents (10)	$103,307	$56,618	$118,090	$95,334	$17,802
Working capital	$115,231	$64,626	$131,381	$77,676	$5,619
Property, plant and equipment, construction in progress and long-term contract costs	$184,959	$165,491	$123,208	$125,490	$217,193
Total assets	$797,581	$725,463	$553,945	$535,724	$425,656
Current portion of long-term debt (11)	$7,491	$6,494	$6,483	$27,963	$19,347
Long-term debt (11)	$309,104	$313,215	$167,772	$115,753	$118,013
Total shareholders’/members' equity (12)	$399,587	$336,598	$344,196	$358,655	$265,160

(1)

Includes the operations of our bulk water business in the BVI from the date of acquisition of June 11, 2015. In addition, the Company recorded a goodwill impairment charge of $27.4 million related to the Quench reporting unit during 2015. The tax benefit associated with this impairment charge was $716 thousand.

(2)

Includes the operations acquired in the Peru Acquisition from the date of acquisition of October 31, 2016. In addition, we recorded a $1.4 million gain on bargain purchase, net of deferred taxes, from the Peru Acquisition in the Seven Seas Water reportable segment.

(3)	Includes IPO triggered cash compensation and associated payroll taxes of $6.1 million which was paid during the fourth quarter of 2016.
(4)	Includes a gain of $1.6 million on early extinguishment of a note payable on December 1, 2016.
(5)	Includes a loss of $1.4 million on early extinguishment of debt on August 4, 2017.
(6)

Includes the operations of Pure Water Innovations, Inc. (“PWI”), Quench Water Canada, Inc. (“Quench Canada”), and Wellsys USA Corporation (“Wellsys”) from their respective dates of acquisition of June 1, 2017, August 2, 2017 and September 8, 2017.

(7)

Includes Clarus,  Watermark, Wa-2, Aqua Coolers, Avalon, Alpine, Quality Water Services, AUC Acquisition, Bluline and PHSI operations from their respective acquisition dates of January 15, 2018, January 15, 2018, March 1, 2018, April 2, 2018, June 4, 2018, August 6, 2018, October 2, 2018, November 1, 2018, December 3, 2018 and December 18, 2018, respectively.

(8)

Includes Aguaman, Carolina Pure, Mirex, Flowline, Pure Planet and Jonli operations from their respective acquisition dates of June 1, 2019, July 15, 2019, October 1, 2019, October 1, 2019, December 2, 2019 and December 16, 2019, respectively.

Includes $6.6 million of expenses incurred in connection with the definitive merger agreement entered into in December 2019.

Includes $3.0 million net gain on sale of property, plant and equipment primarily in connection with our customer in Curaçao exercising its right to purchase the desalination facilities pursuant to the water supply agreement.

(9)

Represents loss per share and weighted-average shares outstanding for the period following the corporate reorganization and IPO. There were no ordinary shares outstanding prior to October 6, 2016 and, therefore, no loss per share information has been presented for any period prior to that date.

(10)

Net proceeds of $188.8 million were received in 2016 in connection with our initial public offering and net proceeds of $75.4 million were received in connection with our follow on offering in July 2019.

(11)

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

(12)	As a result of the Adopted Revenue Guidance, the Company recorded a cumulative net increase of $8.4 million to accumulated deficit as of January 1, 2016.

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

Overview

AquaVenture Holdings Limited and its subsidiaries (the “Company”, “AquaVenture”, “we”, “us” and “our”) is a multinational provider of Water‑as‑a‑Service®, or WAAS®, solutions that provide our customers with a reliable and cost‑effective source of clean drinking water, processed water and wastewater treatment and water reuse solutions primarily under long‑term contracts that minimize capital investment by the customer. We believe our WAAS business model offers a differentiated value proposition that generates long‑term customer relationships, recurring revenue, predictable cash flow and attractive rates of return. We generate revenue from our operations in North America, the Caribbean and South America and are pursuing expansion opportunities in North America, the Caribbean, South America, Africa, the Middle East and other select markets.

We deliver our WAAS solutions through two operating platforms: Seven Seas Water and Quench. Seven Seas Water is a multinational provider of desalination, wastewater treatment and water reuse solutions to governmental, municipal (including utility districts), industrial, property developer and hospitality customers.  Our desalination solutions provide more than 8.5 billion gallons per year of potable, high purity industrial grade and ultra-pure water (which is water that is treated to meet higher purity standards required for industrial, semiconductor, utility or pharmaceutical applications). Our wastewater treatment and water reuse solutions, which include plants ranging in capacity from 5,000 gallons per day, or GPD, to more than 1.5 million GPD, are provided through 105 leases with customers as well as through the sale of equipment. Quench, is a U.S.‑based provider of Point‑of‑Use, or POU, filtered water systems and related services through direct and indirect sales channels to approximately 60,000 institutional and commercial customers, including more than half of the Fortune 500, throughout the United States and Canada.

Our Seven Seas Water platform generates recurring revenue through long‑term contracts for our desalination and wastewater treatment and water reuse solutions. For the year ended December 31, 2019, the significant majority of our Seven Seas Water revenue is derived from our desalination solutions in six different locations:

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

•	Curaçao: Seven Seas Water provided industrial grade water through seawater and brackish water desalination facilities having a combined capacity of approximately 4.9 million GPD.
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

On June 28, 2019, we received formal notice from Curaçao Refinery Utilities B.V. (“CRU”) that it is exercising its right to purchase our desalination facilities pursuant to the terms of the existing water supply agreement. The existing water supply agreement with CRU began in December 2008, with the Company providing water from a desalination plant with an initial design capacity of 0.5 million gallons per day under a five-year contract. This agreement has been amended several times, resulting in both expanded water production to the current design capacity of 4.9 million GPD and an extended contract expiration date of December 31, 2019. Pursuant to the terms of the water supply agreement, the applicable buy-out amount, upon consummation of the buyout right by CRU, was $3.5 million due upon the contract expiration date of December 31, 2019. On December 31, 2019, CRU consummated the execution of its buy-out right, and the Company received a cash payment of $3.5 million.

Through our Seven Seas Water wastewater treatment and water reuse solutions, we design, fabricate and install plants that are leased under a contractual term or sold to customers. The wastewater treatment and water reuse solutions offered to customers include scalable modular treatment plants, field-erected plants and temporary bypass plants ranging from 5,000 GPD to more than 1.5 million GPD. These solutions are provided through 105 leases with customers. With the November 1, 2018 AUC Acquisition, in which we acquired all of the issued and outstanding membership interests of AUC pursuant to a membership interest purchase agreement, we significantly increased our wastewater treatment and water reuse solutions, which has contributed significantly to our Seven Seas Water revenues.

We are supported by operations centers in Tampa, Florida and Houston, Texas, which provides business development, engineering, field service support, procurement, accounting, finance and other administrative functions.

Our Quench platform generates recurring revenue from the rental and servicing of POU water filtration systems and related equipment, such as ice and sparkling water machines, and from the contracted maintenance of customer owned equipment. Quench also generates revenue from the sale of coffee and consumables under agreements requiring customers to purchase a minimum amount monthly in exchange for the use of a coffee brewer. Our annual unit attrition rate at December 31, 2019 was less than 7.5%, implying an average rental period of more than 12 years. Through our direct sales channel, we receive recurring fees for the units we rent or service throughout the life of our customer relationship. In addition, we also receive non-recurring revenue from some customers for the sale of equipment and for certain services, such as the installation, relocation or removal of equipment. Through our indirect sales channel, we receive re-occurring revenue from the sale of equipment, parts and filters to dealers and retailers. We achieve an attractive return on our rental assets due to strong customer retention. We provide our systems and services to a broad mix of industries, including government, education, medical, manufacturing, retail, and hospitality, among others. We operate principally throughout the United States and Canada and are supported by a primary operations center in King of Prussia, Pennsylvania.

For the fiscal years ended December 31, 2019 and 2018, our consolidated revenue was $203.5 million and $145.6 million, respectively. The $57.9 million increase from 2018 to 2019 was primarily due to inclusion of incremental revenues from our acquisitions during 2018 and 2019 in addition to organic growth of existing operations. Including both organic and inorganic growth, our CAGR for revenue was 24.8% from 2014 to 2019.

Agreement and Plan of Merger

On December 23, 2019, we entered into an Agreement and Plan of Merger, or Merger Agreement, with Culligan International Company, or Culligan, a Delaware corporation, and Amberjack Merger Sub Limited, or Merger Sub, a business incorporated under the laws of the British Virgin Islands and wholly-owned subsidiary of Culligan. Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions therein, Merger Sub will merge with and into the Company  (the “Merger”). As a result of the Merger, the Company will become a wholly-owned subsidiary of Culligan. The closing of the Merger remains subject to the satisfaction or waiver of the remaining conditions to the Merger set forth in the Merger Agreement. We expect the Merger to close no later than the end of the second quarter of 2020.

2019 Acquisition Activities

On June 1, 2019, we acquired substantially all of the water filtration assets and assumed certain liabilities of Aguaman, Inc. (“Aguaman”), a POU water filtration company based in Miami, Florida, pursuant to an asset purchase agreement. The aggregate purchase price, subject to adjustments, was $1.5 million, which included approximately $1.1 million of cash, $0.2 million payable on the one-year anniversary of the transaction and $0.2 million acquisition contingent consideration payable to the seller on or before the one-year anniversary of the transaction. The assets acquired consist primarily of in-place lease agreements and the related POU systems in the United States.

On July 15, 2019, we acquired substantially all of the assets and assumed certain liabilities of Carolina Pure Water Systems, LLC (“Carolina Pure”), a POU water filtration company based in Raleigh, North Carolina, pursuant to an asset purchase agreement. The aggregate purchase price, subject to adjustments, was $7.3 million, which included approximately $6.8 million of cash and $0.5 million payable on the one-year anniversary of the transaction. The assets acquired consist primarily of in-place lease agreements and the related POU systems in the United States.

On October 1, 2019, we acquired substantially all of the assets and assumed certain liabilities of Mirex AquaPure Solutions L.P., d/b/a Mirex AquaPure Solutions (“Mirex”), a POU water filtration company based in Houston, Texas, pursuant to an asset purchase agreement. The estimated aggregate purchase price, subject to adjustments, was $11.6 million, which included approximately $10.3 million of cash, $0.9 million payable on the one-year anniversary of the transaction, $0.3 million payable on the two-year anniversary of the transaction and approximately $0.1 million of acquisition contingent consideration. The assets acquired consist primarily of in-place lease agreements and the related POU systems in the United States.

On October 1, 2019, we acquired substantially all of the assets and assumed certain liabilities of 1920277 Alberta Inc., d/b/a Flowline Canada (“Flowline”), a POU water filtration company based in Edmonton, Canada, pursuant to an asset purchase agreement. The estimated aggregate purchase price, subject to adjustments, was $0.9 million, which included approximately $0.8 million of cash and $0.1 million payable on the one-year anniversary of the transaction. The assets acquired consist primarily of in-place lease agreements and the related POU systems in Canada.

On December 2, 2019, we acquired substantially all of the assets and assumed certain liabilities of Pure Planet Water, Inc. (“Pure Planet”), a POU water filtration company based in Palm Desert, California, pursuant to an asset purchase agreement. The estimated aggregate purchase price, subject to adjustments, was $0.2 million, which included approximately $0.1 million of cash and $0.1 million payable on the one-year anniversary of the transaction. The assets acquired consist primarily of in-place lease agreements and the related POU systems in the United States.

On December 16, 2019, we acquired substantially all of the assets and assumed certain liabilities of Jonli Water Services, Inc. (“Jonli”), a POU water filtration company based in Quebec, Canada pursuant to an asset purchase agreement. The estimated aggregate purchase price, subject to adjustments, was $0.4 million, which was paid in cash. The assets acquired consist primarily of in-place maintenance agreements in Canada.

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

Operating Segments

We have two reportable segments that align with our operating platforms, Seven Seas Water and Quench. The segment determination is supported by, among other factors, the existence of individuals responsible for the operations of each segment and who also report directly to our chief operating decision maker (“CODM”), the nature of the segment’s operations and information presented to our CODM. For the year ended December 31, 2019, revenues for the Seven Seas Water and Quench segments represented approximately 43% and 57%, respectively, of our consolidated revenues.

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

For a discussion on our accounting policies as restated in accordance with the Adopted Revenue Guidance, please refer to Note 2—“Summary of Significant Accounting Policies” to the Consolidated Financial Statements, included elsewhere in this Annual Report on Form 10-K.

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

The table below summarizes significant events in 2019 and 2018 that affect the performance and comparability of financial results for these and future periods:

			Capacity
			(Million	Commencement
Plant Name	Location	Event	GPD)	Date
Point Blanche	St. Maarten	Contract amendment (1)	N/A	April 2018
Anguilla	Anguilla	Plant acquisition	0.5	October 2018
Anguilla	Anguilla	Plant expansion	0.5	March 2019
Limetree Bay Terminal	St. Croix	New contract with expansion (2)	1.0	November 2019
CRU Refinery	Curaçao	Contract expiration (3)	N/A	(3)

(1)

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

(2)

Effective November 1, 2019, we terminated our original agreement in St. Croix and subsequently entered new agreement with the customer. Under the new agreement, which expires in 2024, we expanded the design capacity of the plant by 1.0 million GPD.

(3)

On December 31, 2019, our water supply agreement in Curaçao expired and our customer, CRU, exercised its right to purchase the desalination facilities pursuant to the terms of the existing water supply agreement. The applicable buy-out amount, upon consummation of the buyout right, is $3.5 million due upon the contract expiration date. On December 31, 2019, CRU consummated the execution of its buy-out right and the Company received a cash payment of $3.5 million. This payment was recorded as a gain on sale of property, plant and equipment, which is reflected within SG&A in our Seven Seas Water segment.

In addition to the table above, we also acquired all of the issued and outstanding membership interests of AUC on November 1, 2018. The acquired wastewater treatment and water reuse solutions, which include plants ranging in capacity from 5,000 GPD to more than 1.5 million GPD, are provided through 105 leases with customers.

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

Our operations centers in Tampa, Florida and Houston, Texas incur significant selling, general and administrative expenses that are intended to support our plans for future growth. Certain of these expenses, in particular those related to business development, are largely discretionary and not correlated specifically to short‑term changes in revenue. Direct engineering cost, including allocated overhead, for personnel at our operations centers are capitalized as a project cost based on hours incurred on active plant construction projects which can change from period to period. The timing of new hires, the utilization of engineering personnel and the spending in these areas may affect the comparability of our results.

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

Typically, we rent our systems to customers on multi‑year, automatically‑renewing contracts, and we anticipate extending our relationships with existing customers beyond the initial contract term. Some customers terminate their agreements during the agreement term, typically due to financial constraints, and others cancel at the end of the term. Our annual unit attrition rate at December 31, 2019 was less than 7.5%, implying an average rental period of more than 12 years. Our ability to retain our existing customer relationships will affect our performance and is affected by a number of factors, including the effectiveness of our retention efforts, the quality of our products and service, our pricing, competitive dynamics in the industry, product availability, and the health of the economy. In addition, the non-

recurring revenue from the sale of equipment, coffee and consumables, is less predictable and can change based on fluctuations in demand in a specific period.

Strategic Acquisitions

The POU water filtration industry is highly fragmented, with a large number of local competitors and several larger regional operators. Quench has completed 20 acquisitions since our initial public offering, of which 8 have occurred since the beginning of 2019. We believe our recent acquisition activity is indicative of the opportunity for future inorganic growth.

Through our indirect sales channel, we offer POU systems to networks of approximately 260 dealers and retailers predominantly in North America. The indirect sales channel expands our participation in the growing POU market domestically and internationally. In addition, the channel enhances our ability to develop, source and manufacture innovative, exclusive coolers and purification offerings. Lastly, the channel offers us the opportunity to develop deeper relationships with POU dealers that could lead to future acquisitions.

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

A majority of Quench rental agreements are priced at fixed rates for multi-year periods ranging up to four years. As a result, our gross margins are exposed to potential cost of sales increases that cannot be immediately offset by price adjustments. The volume, mix and pricing of equipment and consumables purchased for immediate resale (as opposed to rental) can impact the consistency and comparability of our results. The overall compensation of field service and supply chain support (along with the costs of associated vehicles), may affect our gross margins.

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

In June 2016, the FASB issued authoritative guidance regarding implementation of measurement of credit losses on financial instruments. This guidance will be effective for annual reporting periods beginning on or after December 15, 2019, including interim periods within those annual periods, and early adoption is permitted. We adopted this guidance on a modified retrospective basis on January 1, 2019 with the cumulative effect of transition as of the effective date of adoption. For a discussion on the impacts of the authoritative guidance on our financial statements, please refer to Note 2—“Summary of Significant Accounting Policies” to the consolidated financial statements, included elsewhere in this Annual Report on Form 10-K.

In March 2019, the FASB issued authoritative guidance regarding targeted changes to lessor accounting. This guidance will be effective for annual reporting periods beginning on or after December 15, 2019, including interim periods within those annual periods, and early adoption is permitted. We adopted this guidance on a retrospective basis as of January 1, 2019 (the original adoption date of the lease pronouncement). For a discussion on the impacts of the authoritative guidance on our financial statements, please refer to Note 2—“Summary of Significant Accounting Policies” to the consolidated financial statements, included elsewhere in this Annual Report on Form 10-K.

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

We adopted this guidance on a modified retrospective basis on January 1, 2019 with the cumulative effect of transition as of the effective date of adoption. For a discussion on the impacts of the authoritative guidance on our financial statements, please refer to Note 2—“Summary of Significant Accounting Policies” to the consolidated financial statements, included elsewhere in this Annual Report on Form 10-K.

New Accounting Pronouncements to be Adopted

In August 2018, the FASB issued authoritative guidance regarding implementation costs incurred in a cloud computing arrangement that is a service contract. This guidance will be effective for annual reporting periods beginning on or after December 15, 2019, including interim periods within those annual periods, and early adoption is permitted. We adopted this guidance on January 1, 2020 on a prospective basis. Although certain implementation costs we incur going forward may now be capitalizable, there is no material impact expected to the consolidated financial statements as a result of this adoption.

In August 2018, the FASB issued authoritative guidance regarding fair value measurements. This guidance will be effective for annual reporting periods beginning on or after December 15, 2019, including interim periods within those annual periods, and early adoption is permitted. We adopted this guidance on January 1, 2020 on a prospective basis. Beginning with all periods subsequent to the adoption date, we will prepare the enhanced disclosures within the consolidated financial statements as a result of this adoption.

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

The lease term for all of our leases includes the noncancelable period of the lease, plus any additional periods covered by either our option to extend (or not to terminate) the lease that we are reasonably certain to exercise, and/or an option to extend (or not to terminate) the lease controlled by the lessor.

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

The lease term for all of our leases includes the noncancelable period of the lease, plus any additional periods covered by either a lessee option to extend (or not to terminate) the lease that the lessee is reasonably certain to exercise, and/or an option to extend (or not to terminate) the lease controlled by us. Contracts entered into with customers can include either the option to renew or an auto-renewing provision that results in the automatic extension of the existing contract. In certain instances, key provisions such as the lease payment and term of the renewal are not stated and are subject to renewal.

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

In certain instances, contracts with customers may also include the option for the customer to purchase the underlying asset at the end of the lease term. When applicable and certain conditions are met, we will incorporate the stated purchase price into the determination of the interest rate implied in the lease.

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

In determining its reporting units, the Company reviews its operating segments to determine the number of components within each segment. If an operating segment contains only a single component, the operating segment is deemed a reporting unit. If an operating segment contains more than one component, the Company aggregates into a single reporting unit those components determined to have similar economic characteristics. Components determined to have dissimilar economic characteristics are considered a separate reporting unit. As of both December 31, 2019 and 2018, the Quench segment was determined to be composed of a single reporting unit. As of both December 31, 2019 and 2018, the Seven Seas Water segment was determined to be composed of two reporting units.

For the 2019 and 2018 goodwill impairment assessments, we performed a qualitative assessment of each reporting unit that existed at the time of the impairment assessment. Based upon the qualitative assessments, it was determined that there was substantial evidence that it was more likely than not that the fair value for each reporting unit were more than the carrying values. As such, no quantitative assessment was deemed necessary.

Other intangible assets consist of certain trade names, customer relationships and non‑compete agreements. Intangible assets which have a finite life are amortized over their estimated useful lives on a straight‑line basis. Customer relationships which have a finite life are amortized on an accelerated basis based on the projected economic value of the asset over its useful life. Intangible assets with a finite life are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite‑lived intangible assets, which consist of certain trade names, are not amortized but are tested for impairment at least annually or more frequently if events or circumstances indicate the asset may be impaired. No impairment was recorded during the years ended December 31, 2019 and 2018.

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

The valuation of net assets acquired in a business combination determines the allocation of purchase price to specific assets and the subsequent recognition of expense. A change in our estimate of the value assigned to intangibles or a change in our estimate of useful life for the intangibles could impact the amount of amortization expense recorded in any period. A 10% change in the amortization expense recorded for the year ended December 31, 2019 would have impacted our pre‑tax net loss by approximately $2.3 million.

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

We have several equity award plans, including plans which were established prior to the corporate reorganization and IPO and one which became effective upon the effectiveness of the IPO. See Note 12—“Share-based Compensation” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a complete discussion on all our equity award plans.

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

Prior to our IPO, there were significant judgments and estimates inherent in the determination of the fair value of our shares. These judgments and estimates included assumptions regarding our future operating performance, the time to completing an initial public offering, or other liquidity event, the related company valuations associated with such events, and the determinations of the appropriate valuation methods. If we had made different assumptions, our share‑based compensation expense and net loss could have been significantly different. A 10% change in share‑based compensation expense recorded for the year ended December 31, 2019 would have impacted our pre‑tax net loss by approximately $0.5 million.

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

Various internal and external factors may have favorable or unfavorable, material or immaterial effects on our effective income tax rate and therefore, impact net income and earnings per share. These factors include, but are not limited to changes in tax rates; changes in tax laws, regulations and rulings; changes in interpretations of existing laws, regulations and rulings; changes in the evaluation of our ability to realize deferred tax assets, and changes in accounting principles; changes in current pre-tax income as well as changes in forecasted pre-tax income; changes in the mix of earnings among countries with different tax rates; and acquisitions and changes in our corporate structure. These factors may result in periodic revisions to our effective income tax rate, which could affect our cash flow and results of operations. We recorded a valuation allowance of $28.5 million as of December 31, 2019 related primarily to net operating losses.

A 0.50% change in our effective income tax rate would have impacted our net loss for the year ended December 31, 2019 by approximately $0.1 million.

Results of Operations

We have omitted discussion of the earliest of the three years covered by our consolidated financial statements presented in this report because that disclosure was already included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as amended. You are encouraged to reference Part II, Item 7, within that report, as amended, for a discussion of our financial condition and result of operations for the year ended December 31, 2017 compared to the year ended December 31, 2018.

The operating expenses of the parent, AquaVenture Holdings Limited, are reported separately from the two operating and reportable segments below. See “Operating Segments” located in the “Overview” section above for more information.

The following table sets forth the components of our consolidated statements of operations and comprehensive income for each of the periods presented.

	Year Ended December 31,
	2019	2018
	(in thousands)
Revenues:
Bulk water	$60,460	$57,262
Rental	94,282	64,216
Product sales	45,074	20,105
Financing	3,671	4,025
Total revenues	203,487	145,608
Cost of revenues:
Bulk water	27,700	26,516
Rental	42,493	28,025
Product sales	29,330	13,565
Total cost of revenues	99,523	68,106
Gross profit	103,964	77,502
Selling, general and administrative expenses	95,986	83,645
Income (loss) from operations	7,978	(6,143)
Other expense:
Interest expense, net	(25,386)	(15,046)
Other expense, net	(460)	(850)
Loss before income tax expense (benefit)	(17,868)	(22,039)
Income tax expense (benefit)	2,207	(1,311)
Net loss	$(20,075)	$(20,728)

The following table sets forth the components of our consolidated statements of operations and comprehensive income for each of the periods presented as a percentage of revenue.

	Year Ended December 31,
	2019	2018
Revenues:
Bulk water	29.7%	39.3%
Rental	46.3%	44.1%
Product sales	22.2%	13.8%
Financing	1.8%	2.8%
Total revenues	100.0%	100.0%
Cost of revenues:
Bulk water	13.6%	18.2%
Rental	20.9%	19.2%
Product sales	14.4%	9.3%
Total cost of revenues	48.9%	46.7%
Gross profit	51.1%	53.2%
Selling, general and administrative expenses	47.2%	57.4%
Income (loss) from operations	3.9%	(4.2)%
Other expense:
Interest expense, net	(12.5)%	(10.3)%
Other expense, net	(0.2)%	(0.6)%
Loss before income tax expense (benefit)	(8.8)%	(15.1)%
Income tax expense (benefit)	1.1%	(0.9)%
Net loss	(9.9)%	(14.2)%

Comparison of Year Ended December 31, 2019 and 2018

Revenues

The following table presents revenue for each of our two operating segments:

	Year Ended
	December 31,		Change
	2019	2018	Dollars	Percent
	(dollars in thousands)
Revenues:
Seven Seas Water
Bulk water	$60,460	$57,262	$3,198	5.6%
Rental	14,788	2,318	12,470	538.0%
Product sales	9,418	2,817	6,601	234.3%
Financing	3,671	4,025	(354)	(8.8)%
Total Seven Seas Water	$88,337	$66,422	$21,915	33.0%

Quench
Rental	$79,494	$61,898	$17,596	28.4%
Product sales	35,656	17,288	18,368	106.2%
Total Quench	$115,150	$79,186	$35,964	45.4%

Total revenues	$203,487	$145,608	$57,879	39.7%

Our total revenues of $203.5 million for the year ended December 31, 2019 increased $57.9 million, or 39.7%, from $145.6 million for the year ended December 31, 2018 through a combination of organic and inorganic growth. In calculating organic and inorganic revenue growth, (i) organic growth represents estimated revenue from operations that existed in both the current and comparable periods, and (ii) inorganic growth includes the estimated revenue from acquisitions for the 12 months following an acquisition and any revenue contributions from divested businesses for the months in the prior year period in which the business did not exist in the current year period.

Seven Seas Water revenues for the year ended December 31, 2019 increased $21.9 million, or 33.0%, compared to the same period of 2018, which were comprised of 31.2% inorganic growth and 1.8% organic growth. Bulk water revenues increased $3.2 million, or 5.6%, compared to the prior year period, primarily due to: (i) increases of $1.4 million from our USVI operations and $0.7 million from our St. Maarten operations due to higher production volumes compared to the same period of 2018; (ii) an increase of $1.3 million in connection with the commencement of our water contract in Anguilla; and (iii) an increase of $0.4 million in our BVI operations driven by increases in the water rate compared to the prior year. This was partially offset by $0.3 million lower revenue in our Peru operations primarily due to revenue received in the prior year in connection with non-routine services performed for the customer. Rental revenues and product sales increased $12.5 million and $6.6 million, respectively, primarily due to the inclusion of the AUC operations which were acquired in November 2018.

Quench revenues for the year ended December 31, 2019 increased $36.0 million, or 45.4%, compared to the same period of 2018, which were comprised of 31.8% of inorganic growth and 13.6% organic growth. The prior year period included $3.5 million of revenue from the Atlas High Purity Solutions business that was divested in October 2018. Rental revenues increased $17.6 million, or 28.4%, compared to the prior year period, which was comprised of 20.5% inorganic net growth from acquisitions and 7.9% of organic growth due to additional units placed under new leases in excess of unit attrition. Product sales increased $18.4 million compared to the prior year, which included $12.8 million of inorganic net growth primarily due to the acquisitions of PHSI and Bluline in December 2018, and $5.6 million of organic growth driven by higher indirect dealer equipment sales and coffee sales.

Gross margin

The following table presents the major components of cost of revenues, gross profit and gross margin for our two operating segments:

	Year Ended
	December 31,		Change
	2019	2018	Percent
Gross Margin:
Seven Seas Water
Bulk water	54.2%	53.7%	0.5%
Rental	67.0%	74.7%	(7.7)%
Product sales	15.0%	17.5%	(2.5)%
Financing	100.0%	100.0%	—
Total Seven Seas Water	54.0%	55.7%	(1.7)%

Quench
Rental	52.7%	55.7%	(3.0)%
Product sales	40.2%	35.0%	5.2%
Total Quench	48.8%	51.2%	(2.4)%

Total gross margin	51.1%	53.2%	(2.1)%

Total gross margin for the year ended December 31, 2019 decreased 210 basis points to 51.1% from 53.2% in the prior year period.

Seven Seas Water gross margin for the year ended December 31, 2019 decreased 170 basis points to 54.0% compared to 55.7% in the prior year. Bulk water gross margin of 54.2% increased 50 basis points compared to 53.7% in the prior year primarily due to higher revenues in our BVI and USVI operations without a commensurate increase in costs. This was partially offset by a decrease in gross margin at our Trinidad operations due to a depreciation expense adjustment in the prior year in connection with a purchase price refund received on in-service equipment. Rental gross margin of 67.0% decreased from 74.7% in the prior year primarily due to additional depreciation expense on property, plant and equipment related to the finalization of purchase accounting for the AUC acquisition. Product sales gross margin of 15.0% decreased from 17.5% in the prior year period primarily due to higher contributions from lower-margin contracts compared to the prior year.

Quench gross margin for the year ended December 31, 2019 decreased 240 basis points to 48.8% from 51.2% for the same period of 2018. Rental gross margin of 52.7% decreased from 55.7% in the prior year, primarily due to an increase in depreciation and amortization expense as a percentage of revenue related to additional units placed on lease, partially offset by lower compensation and benefits as a percentage of revenues due to continued leveraging of the platform. Product sales gross margin increased to 40.2% for the year ended December 31, 2019 from 35.0% in the prior year, primarily driven by the higher-margin indirect PHSI dealer equipment sales.

Selling, general and administrative expenses

The following table presents selling, general and administrative, or SG&A, expenses for our operating segments:

	Year Ended
	December 31,		Change
	2019	2018	Dollars	Percent
	(dollars in thousands)
Selling, General and Administrative Expenses:
Seven Seas Water	$24,974	$30,143	$(5,169)	(17.1)%
Quench	59,580	48,670	10,910	22.4%
Corporate and Other	11,432	4,832	6,600	136.6%
Total selling, general and administrative expenses	$95,986	$83,645	$12,341	14.8%

Total SG&A expenses for the year ended December 31, 2019 increased $12.3 million, or 14.8%, compared to the same period of 2018.

Seven Seas Water SG&A expenses for the year ended December 31, 2019 decreased $5.2 million to $25.0 million compared to the prior year, which was primarily due to (i) a decrease of $4.4 million in share-based compensation expense driven by the completion of the vesting of certain equity grants made in connection with our initial public offering in 2016, (ii) a $3.0 million net gain on sale of property, plant and equipment primarily in connection with our customer in Curaçao exercising its right to purchase the desalination facilities pursuant to the water supply agreement, and (iii) $1.6 million of lower professional fees primarily due to elevated costs in the prior year related to the acquisition of the AUC operations in November 2018. Partially offsetting this decrease was an increase of $3.2 million in amortization expense of definite lived intangible assets and $0.3 million higher compensation and benefits expense primarily due to the acquisition of the AUC operations in November 2018. Seven Seas Water SG&A expenses as a percentage of revenue were 28.3% for the year ended December 31, 2019, a decline compared to 45.4% for the same period of 2018.

Quench SG&A expenses for the year ended December 31, 2019 increased $10.9 million to $59.6 million compared to the prior year. The increase was driven by $6.5 million higher amortization expense primarily related to an increase in intangible assets from recent acquisitions, $4.1 million higher compensation and benefits primarily driven by increased headcount from the inclusion of staff added from certain acquisitions and a $1.3 million increase in general expenses primarily to support the expansion of our operations. Partially offsetting this increase was $1.5 million lower acquisition-related expenses and $0.8 million lower restructuring costs primarily incurred in connection with the PHSI acquisition in December 2018, and a $1.4 million decrease in share-based compensation expense driven by the completion of the vesting of certain equity grants made in connection with our initial public offering in 2016. Quench SG&A expenses as a percentage of revenue were 51.7% for the year ended December 31, 2019, a decline compared to 61.5% for the same period of 2018.

Corporate and Other SG&A expenses for the year ended December 31, 2019 increased $6.6 million to $11.4 million compared to the same period of 2018, which was driven by $6.6 million of expenses incurred in connection with the definitive merger agreement entered into in December 2019.

Commencing on December 18, 2018, the Company initiated a restructuring of the PHSI organization which included the reduction of headcount for PHSI executive management and other employee positions determined to be duplicative with those at Quench (the “PHSI Restructuring Plan”). Certain of the positions were backfilled with additional positions at Quench depending on the needs of the business. The expected net effect of the restructuring allowed Quench to recognize synergies of reduced employee costs subsequent to the PHSI Acquisition. The restructuring was determined to be a post-combination transaction. During the years ended December 31, 2019 and 2018, the Company incurred an incremental restructuring-related charge related to severance, termination benefits and related taxes of $0.1 million and $0.9 million, respectively, which was recorded within SG&A expenses in the consolidated statements of operations and comprehensive income. As of December 31, 2019 and 2018, the Company had accrued approximately $0 and $0.8 million, respectively, within accrued liabilities on the consolidated balance sheets. The Company completed the PHSI Restructuring Plan during the second quarter of 2019.

Other expense

	Year Ended
	December 31,		Change
	2019	2018	Dollars	Percent
	(dollars in thousands)
Interest expense, net	$(25,386)	$(15,046)	$(10,340)	68.7%
Other expense, net	(460)	(850)	390	(45.9)%
Total other expense	$(25,846)	$(15,896)	$(9,950)	62.6%

Interest expense, net for the year ended December 31, 2019 increased $10.3 million compared to the prior year.  The increase was primarily due to incremental borrowings of $150 million in connection with expansion of our senior secured credit agreement in November and December 2018.

Other expense, net for the year ended December 31, 2019 decreased $0.4 million compared to the prior year period primarily due to $0.2 million of loss recorded in the prior year related to the divestiture of the Atlas High Purity Solutions business and $0.1 million of gain on foreign currency transactions during 2019 as compared to 2018.

Income tax expense (benefit)

	Year Ended
	December 31,		Change in
	2019	2018	Dollars
	(dollars in thousands)
Income tax expense (benefit)	$2,207	$(1,311)	$3,518
Effective tax rate	(12.4)%	5.9%

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

For the year ended December 31, 2019, we incurred a consolidated pre-tax loss of $17.9 million, which was composed of: (i) an aggregate of $26.0 million of pre-tax losses in jurisdictions which either do not impose an income tax or we do not believe it is more likely than not that we will realize the benefit of such losses and (ii) an aggregate of $8.1 million of pre-tax income in taxable jurisdictions. For the year ended December 31, 2018, we incurred a consolidated pre-tax loss of $22.0 million, which was composed of: (i) an aggregate of $29.3 million of pre-tax losses in jurisdictions which either do not impose an income tax or we do not believe it is more likely than not that we will realize the benefit of such losses and (ii) an aggregate of $7.3 million of pre-tax income in taxable jurisdictions.

Income tax (benefit) expense for the years ended December 31, 2019 and 2018 was $2.2 million and $(1.3) million, respectively. Income tax expense for the years ended December 31, 2019 and 2018 were composed of a current tax of $3.2 million and $2.0 million, respectively, and deferred tax (benefit) expense of $(1.0) million and $(3.3) million, respectively. The increase in income tax expense for the year ended December 31, 2019 as compared to the same period in 2018 was primarily the result of the recognition $3.4 million tax benefit recorded in the prior year for the full release of a valuation allowance on deferred tax assets in one of our foreign jurisdictions, a gain recorded on the sale of assets in Curacao and an increase in current expense related to withholding taxes. These increases were partially offset by a decrease in income tax expense for our other jurisdictions due to lower taxable income in certain tax paying jurisdictions.

Cash paid for income taxes was $2.3 million and $1.9 million during the years ended December 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

Overview

As of December 31, 2019 and 2018, our principal sources of liquidity on a consolidated basis were cash and cash equivalents of $103.3 million and $56.6 million, respectively (excluding restricted cash), which were held for working capital, investment and general corporate purposes. In addition, as of both December 31, 2019 and 2018, we had an aggregate of $4.2 million of restricted cash related to debt service reserve funds and minimum balance requirements for one of our borrowings. See Note 2—“Summary of Significant Accounting Policies—Restricted Cash” to the Consolidated Financial Statements, included elsewhere in this Annual Report on Form 10-K. Our working capital as of December 31, 2019 was $115.2 million compared to $64.6 million as of December 31, 2018.

In July 2019, we completed an underwritten sale of 4.7 million ordinary shares at a public offering price of $16.88 per share. We received net proceeds of $75.4 million, after deducting underwriting discounts and commissions and offering expenses.

Our cash and cash equivalents are held by our holding company and our subsidiaries primarily in demand deposits with domestic and international banks, money market accounts, and U.S. Treasury bills. We utilize a combination of equity financing and corporate and project debt financing through international commercial banks and other financial institutions to fund our cash needs and the growth of our business. Our debt financing arrangements contain financial covenants and provisions which govern distributions by the borrowers may limit our ability to transfer cash among us and our subsidiaries. See Note 10—“Long-Term Debt—Restricted Net Assets” to the Consolidated Financial Statements, included elsewhere in this Annual Report on Form 10-K, for a summary of limitations applicable to us and our subsidiaries as of December 31, 2019. Based on our current level of operations, we believe our cash flow from operations and available cash will be adequate to meet the future liquidity needs of our current operations for at least the next twelve months.

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

With respect to our Seven Seas Water segment, unless cash balances are expected to be redeployed for further growth opportunities in the same jurisdiction, our distribution policy is to efficiently distribute cash from our international operating subsidiaries to our non-U.S. intermediate holding companies for redeployment in the manner intended to optimize our return on invested capital.  However, one of our subsidiaries, as of December 31, 2019, has a loan agreement that restricts distributions to related parties in the event certain financial or nonfinancial covenants are not met, which could reduce our ability to redeploy cash. Distributions are typically in the form of principal and interest payments on intercompany loans, repayment of intercompany advances or other intercompany arrangements, including billings from our Tampa operations center, and dividends. When considering the amount and timing of such distributions, our Seven Seas Water operating subsidiaries must maintain sufficient funds for future capital investment, debt service and general working capital purposes.

With respect to our Quench operating segment, our current intent is for Quench to retain cash for working capital, investment for future growth within the segment and for future debt repayment.

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

Cash Flows

The following table summarizes our cash flows for the following periods:

	Year Ended December 31,
	2019	2018

Cash provided by operating activities	$31,042	$26,882
Cash used in investing activities	(52,468)	(214,540)
Cash provided by financing activities	68,180	126,095
Effect of exchange rates on cash, cash equivalents and restricted cash	15	(25)
Net change in cash, cash equivalents and restricted cash	$46,769	$(61,588)

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

Cash provided by operations during the years ended December 31, 2019 and 2018 was $31.0 million and $26.9 million, respectively. The increase in cash flow from operations was primarily due to overall higher operating cash inflows driven by the large acquisitions in late 2018 which was partially offset by higher cash interest expense related to incremental borrowings of $150 million in connection with the expansions of our senior secured credit agreement in November and December 2018.

Investing Activities

Cash used in investing activities during the years ended December 31, 2019 and 2018 was $52.5 million and $214.6 million, respectively. The decrease in cash used in investing activities was primarily attributable to a decrease of $178.8 million of net cash paid for acquisitions during the year ended December 31, 2019 as compared to the prior year period. This was partially offset by an increase of $17.0 million in capital expenditures during the year ended December 31, 2019 as compared to the prior year period.

During the year ended December 31, 2019, net cash paid for acquisitions was $19.7 million as compared to $198.5 million for the year ended December 31, 2018.  For the years ended December 31, 2019 and 2018 there were $21.0 million and $3.5 million, respectively, of capital expenditures by Seven Seas Water primarily for new plants, plant expansions and capacity upgrades and $15.6 million and $16.1 million, respectively, of capital expenditures for Quench primarily to support existing operations.

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

For the fiscal year 2020, we expect to invest approximately $27 million across our Seven Seas Water and Quench segments in capital expenditures, primarily to support growth opportunities. We expect that these investments will be financed through existing cash and cash generated from operations.

Significant 2019 Acquisitions

On June 1, 2019, we completed the acquisition of Aguaman for an aggregate purchase price of $1.5 million. On July 15, 2019, we completed the acquisition of Carolina Pure for an aggregate purchase price of $7.3 million. On October 1, 2019, we completed the acquisition of Mirex for an aggregate purchase price of $11.6 million.

Financing Activities

Cash provided by financing activities during the years ended December 31, 2019 and 2018 was $68.2 million and $126.1 million, respectively. The $57.8 million net decrease in cash provided by financing activities was primarily attributable to a decrease of $150.0 million of net proceeds from long-term debt related to incremental borrowings in connection with the expansions of our senior secured credit agreement in November and December 2018. This decrease was partially offset by net proceeds of $75.4 million received in connection with issuance of 4.7 million ordinary shares at a public offering price of $16.88 per share in July 2019.

As of December 31, 2019 and 2018, long‑term debt included the following (in thousands):

	December 31,	December 31,
	2019	2018
Corporate Credit Agreement	$300,000	$300,000
BVI Loan Agreement	14,838	20,468
Vehicle financing	3,336	1,842
Total face value of long-term debt	$318,174	$322,310

Face value of long-term debt, current	$7,520	$6,536
Less: Current portion of unamortized debt discounts and deferred financing fees	(29)	(42)
Current portion of long-term debt, net of debt discounts and deferred financing fees	$7,491	$6,494

Face value of long-term debt, non-current	$310,654	$315,774
Less: Non-current portion of unamortized debt discounts and deferred financing fees	(1,550)	(2,559)
Long-term debt, net of debt discounts and deferred financing fees	$309,104	$313,215

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

On November 17, 2017, the Corporate Credit Agreement was amended to convert the interest rate applicable to 50% of the then-outstanding principal balance, or $75.0 million, from a variable interest rate of LIBOR plus 6.0% with a LIBOR floor of 1.0% to a fixed rate of 8.2%. The remaining 50% of the then-outstanding principal balance, of $75.0 million, continued to bear interest at LIBOR plus 6.0% with a LIBOR floor of 1.0%. All other material terms of the original credit agreement remained substantially unchanged.

On August 28, 2018, the Corporate Credit Agreement was amended to modify certain agreement definitions and non-financial covenants. All other material terms of the original credit agreement remained substantially unchanged.

On November 1, 2018, the Corporate Credit Agreement was amended (“Amended Corporate Credit Agreement”) to: (i) add AquaVenture Holdings Inc., a wholly-owned subsidiary of the Company, as a borrower under the Amended Corporate Credit Agreement, (ii) increase our net borrowings by $110.0 million to an aggregate principal amount of $260.0 million, (iii) reduce the interest rate for the original $150.0 million borrowings by 50 basis points on both the variable and fixed interest portions and (iv) amend certain financial covenant requirements. Of the incremental net borrowing of $110.0 million, $70.0 million bears interest at a variable rate of LIBOR plus 5.5% with a LIBOR floor of 1.0%, and the remaining $40.0 million bears interest at a fixed rate of 8.7%. In the aggregate, including the aforementioned interest rate reduction, $145.0 million of borrowings bear interest at a variable rate of LIBOR plus 5.5% with a LIBOR floor of 1.0% and the remaining $115.0 million of borrowings bear interest at a weighted average fixed rate of 8.0%. A declining prepayment fee on the incremental borrowing was due upon repayment if it occurred prior to November 1, 2019. All other material terms of the Amended Corporate Credit Agreement remained substantially unchanged.

On December 20, 2018, the Corporate Credit Agreement was amended to increase its borrowings by $40.0 million to an aggregate principal amount of $300.0 million. The incremental borrowings bear interest at a variable rate of LIBOR plus 5.5% with a LIBOR floor of 1.0%. A prepayment fee on the incremental borrowing, which declines over time, was due upon repayment if it occurred prior to December 20, 2019. These additional borrowings are non-amortizing and mature in August 2021. All other terms of the Corporate Credit Agreement remained substantially unchanged.

On December 10, 2019, the Corporate Credit Agreement was amended to modify certain covenants. All other material terms of the original credit agreement remained substantially unchanged.

As of December 31, 2019, the weighted average interest rate was 7.7%.

The Corporate Credit Agreement is guaranteed by AquaVenture Holdings Limited along with certain subsidiaries and contains financial and nonfinancial covenants. The financial covenants include minimum interest coverage ratio and maximum leverage ratio requirements, as defined in the Corporate Credit Agreement, and are calculated using consolidated financial information of AquaVenture Holdings Limited excluding the results of AquaVenture (BVI) Holdings Limited and its subsidiary Seven Seas Water (BVI) Limited. In addition, the Corporate Credit Agreement contains customary negative covenants limiting, among other things, indebtedness, investments, liens, dispositions of assets, restricted payments (including dividends), transactions with affiliates, prepayments of indebtedness, capital expenditures, changes in nature of business and amendments to documents. As of December 31, 2019, we were in compliance with, or received waivers for breaches of, all such covenants.

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

As of December 31, 2019, the weighted‑average interest rate was 5.1%. Seven Seas Water (BVI) Ltd. may prepay the principal amounts of the loans prior to the maturity date, in whole or in part.

The BVI Loan Agreement includes both financial and nonfinancial covenants, limits the amount of additional indebtedness that Seven Seas Water (BVI) Ltd. can incur and places annual limits on capital expenditures for this subsidiary. The BVI Loan Agreement also places restrictions on distributions made by Seven Seas Water (BVI) Ltd. which is only permitted to make distributions to shareholders and affiliates of AquaVenture Holdings Limited if specified debt service coverage and loan life coverage ratios are met and it is in compliance with all loan covenants. The BVI Loan Agreement contains a number of negative covenants restricting, among other things, indebtedness, investments, liens, dispositions of assets, restricted payments (including dividends), mergers and acquisitions, accounting changes, transactions with affiliates, prepayments of indebtedness, capital expenditures, and changes in nature of business and joint ventures. In addition, Seven Seas Water (BVI) Ltd is subject to quarterly financial covenant compliance, including minimum debt service and loan life coverage ratios, and must maintain a minimum debt service reserve fund and a maintenance reserve fund with the bank in addition to other minimum balance requirements as set forth in the agreement. As of December 31, 2019, Seven Seas Water (BVI) Ltd. was in compliance with, or received waivers for breaches of, all such covenants.

Other Debt

We finance our vehicles primarily under three‑year terms with interest rates per annum ranging from 3.0% to 4.5%.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations and other commitments as of December 31, 2019:

	Payments Due by Period
	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 Years	Total
Contractual Obligations and Other Commitments:
Long-term debt at face value	$7,520	$310,654	$—	$—	$318,174
Interest on long-term debt (1)	23,801	58,174	—	—	81,975
Operating leases(2)	2,615	5,116	3,796	4,575	16,102
Asset retirement obligations (3)	—	—	—	547	547
Acquisition contingent consideration (4)	3,070	300	—	—	3,370
	$37,006	$374,244	$3,796	$5,122	$420,168

(1)

We calculated interest on long‑term debt based on payment terms that existed at December 31, 2019. Weighted‑average interest rates used are as follows: (i) Corporate Credit Agreement—7.7%; (ii) BVI Loan Agreement—5.1%; and (iii) vehicle financing—3.8%.

(2)	Operating leases include total future minimum rent payments under non‑cancelable operating lease agreements.
(3)

The asset retirement obligations represent contractual requirements to perform certain asset retirement activities and are based on engineering estimates of future costs to dismantle and remove equipment from a customer’s plant site and to restore the site to a specified condition at the conclusion of a contract. We have included the total undiscounted asset retirement obligation, as determined at December 31, 2019, in the table above.

(4)

Acquisition contingent consideration represents the additional purchase price that is contingent on the future performance of an acquired business or collection of certain acquired receivables. We have included the fair value of the total expected amount as of December 31, 2019.

Off‑Balance Sheet Arrangements

At December 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off‑balance sheet arrangements or other contractually narrow or limited purposes.

Other Matters

As of December 31, 2019 and 2018, the Company had unrecognized tax benefits of $0.7 million and $4.6 million, respectively. Of these amounts, $0.1 million and $3.9 of the Company’s unrecognized tax benefits at December 31, 2019 and 2018, respectively, have been recorded as a reduction to the related deferred tax asset for the net operating loss in accordance with the FASB issued authoritative guidance relating to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists for all periods. The remaining $0.6 million and $0.7 million of the Company’s unrecognized tax benefits at December 31, 2019 and 2018, respectively, are fully indemnified pursuant to purchase agreements for business combinations and, if realized, would impact the effective tax rate. In addition, the amount of accumulated penalties and interest related to the unrecognized tax benefit was $0.2 million and $0.3 million, respectively, as of December 31, 2019 and 2018. As of December 31, 2019 and 2018, the Company recorded, in the aggregate, an accrued liability of $0.9 million and $1.0 million, respectively, and a corresponding indemnification receivable of $0.9 million and $1.0 million, respectively, related to the uncertain tax benefits and contractual indemnifications. As a result of the indemnifications, the Company does not anticipate any material effect to our operating results, liquidity or financial condition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to certain market risks in the ordinary course of our business. These risks primarily include credit risk, interest rate risk and foreign exchange risk.

Credit Risk

We are exposed to credit risk in our Seven Seas Water segment from our principal bulk water sales to customers in Trinidad, the BVI, the USVI, St. Maarten and Peru. While certain of our bulk water customers are quasi-governmental agencies, such customers may not be supported by sovereign guarantees or direct financial undertakings.

Interest Rate Risk

We had cash and cash equivalents totaling $103.3 million as of December 31, 2019.  This amount was invested primarily in demand deposits with domestic and international banks, money market accounts and U.S. Treasury bills. The cash and cash equivalents are held for investment and working capital purposes. Our cash deposits are maintained for capital preservation purposes. We do not enter into investments for trading or speculative purposes. As of December 31, 2019, we had variable rate loans outstanding of $199.8 million that adjust with interest rate movements in LIBOR except when interest rate floors apply. Accordingly, we are subject to interest rate risk to the extent that LIBOR changes. A hypothetical 100 bps increase in our interest rates in effect at December 31, 2019 would have a $2.0 million increase to our interest expense on an annualized basis. A hypothetical 100 bps decrease in our interest rates in effect at December 31, 2019 would have a $1.8 million decrease to our interest expense on an annualized basis. We believe our mixture of fixed rate and variable rate loans helps reduce our overall exposure to interest rate risk.

Foreign Exchange Risk

For the year ended December 31, 2019, approximately 3.4% of our consolidated revenues were denominated or paid in a foreign currency. To help minimize our exposure to foreign exchange risk, we utilize payments collected in local currencies other than the U.S. dollar for payment obligations we may incur in the same local currency related to labor, construction, consumables or materials costs, manufacturing of inventory, or if our procurement orders are denominated in a currency other than U.S. dollars. If any of these local currencies change in value versus the U.S. dollar, our cost in U.S. dollars would change which could adversely affect our results of operations. We do not currently hedge our foreign currency exchange risk. However, we believe that our strategy to carefully manage the exposure to foreign currencies as well as ensure that a majority of our revenues are denominated in the U.S. dollar, helps reduce our overall exposure to foreign exchange risk.

Item 8. Financial Statements and Supplementary Data.

AQUAVENTURE HOLDINGS LIMITED

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
AquaVenture Holdings Limited:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AquaVenture Holdings Limited and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the years in the three year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the modified retrospective adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), as amended.

Emphasis of a Matter

As discussed in Note 1 to the consolidated financial statements, on December 23, 2019, the Company entered into an agreement and plan of merger to be acquired by Culligan International Company (Culligan). Subject to the satisfaction or waiver of the remaining conditions set forth in agreement and plan of merger, the Company will become a wholly-owned subsidiary of Culligan.

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

/s/ KPMG LLP

We have served as the Company’s auditor since 2007. Tampa, Florida March 5, 2020

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	December 31,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$103,307	$56,618
Trade receivables, net of allowances of $1,213 and $1,034, respectively	26,755	21,437
Inventory	17,385	15,496
Current portion of long-term receivables	7,561	6,538
Prepaid expenses and other current assets	8,130	8,272
Total current assets	163,138	108,361
Property, plant and equipment, net	167,173	150,064
Construction in progress	17,786	15,427
Right-of-use assets	10,721	—
Restricted cash	4,233	4,153
Long-term receivables	32,529	40,574
Other assets	11,820	6,251
Deferred tax asset	4,883	4,191
Intangible assets, net	186,409	205,443
Goodwill	198,889	190,999
Total assets	$797,581	$725,463
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$5,703	$8,235
Accrued liabilities	29,903	25,116
Current portion of long-term debt	7,491	6,494
Deferred revenue	4,810	3,890
Total current liabilities	47,907	43,735
Long-term debt	309,104	313,215
Deferred tax liability	17,342	18,465
Other long-term liabilities	13,864	13,450
Operating lease liabilities, non-current	9,777	—
Total liabilities	397,994	388,865
Commitments and contingencies (see Note 15)
Shareholders' Equity
Ordinary shares, no par value, 250,000 shares authorized; 31,838 and 26,780 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	664,920	582,127
Accumulated other comprehensive income	(150)	(421)
Accumulated deficit	(265,183)	(245,108)
Total shareholders' equity	399,587	336,598
Total liabilities and shareholders' equity	$797,581	$725,463

See accompanying notes to the consolidated financial statements.

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Bulk water	$60,460	$57,262	$53,436
Rental	94,282	64,216	52,997
Product sales	45,074	20,105	9,796
Financing	3,671	4,025	4,534
Total revenues	203,487	145,608	120,763
Cost of revenues:
Bulk water	27,700	26,516	27,145
Rental	42,493	28,025	23,484
Product sales	29,330	13,565	5,779
Total cost of revenues	99,523	68,106	56,408
Gross profit	103,964	77,502	64,355
Selling, general and administrative expenses	95,986	83,645	72,421
Income (loss) from operations	7,978	(6,143)	(8,066)
Other expense:
Interest expense, net	(25,386)	(15,046)	(11,537)
Other expense, net	(460)	(850)	(1,850)
Loss before income tax expense (benefit)	(17,868)	(22,039)	(21,453)
Income tax expense (benefit)	2,207	(1,311)	3,441
Net loss	(20,075)	(20,728)	(24,894)
Other comprehensive income:
Foreign currency translation adjustment	271	(404)	(17)
Comprehensive loss	$(19,804)	$(21,132)	$(24,911)

Loss per share – basic and diluted	$(0.69)	$(0.78)	$(0.94)

Weighted-average shares outstanding – basic and diluted	29,212	26,583	26,426

See accompanying notes to the consolidated financial statements.

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(IN THOUSANDS)

	Ordinary Shares
			Additional	Accumulated Other	Accumulated
	Shares	Amount	Paid-In Capital	Comprehensive Income	Deficit	Total
Balance, December 31, 2016	26,388	$—	$558,141	$—	$(199,486)	$358,655
Employee Share Purchase Plan	16	—	204	—	—	204
Issuance for share-based compensation, net of shares withheld to cover minimum tax withholdings	70	—	(455)	—	—	(455)
Exercise of options	8	—	73	—	—	73
Share-based compensation expense	—	—	12,120	—	—	12,120
Tax effect for intercompany debt to equity conversion	—	—	(1,490)	—	—	(1,490)
Net loss	—	—	—	—	(24,894)	(24,894)
Foreign currency translation adjustment	—	—	—	(17)	—	(17)
Balance, December 31, 2017	26,482	$—	$568,593	$(17)	$(224,380)	$344,196
Employee Share Purchase Plan	22	—	285	—	—	285
Issuance for share-based compensation, net of shares withheld to cover minimum tax withholdings	124	—	(422)	—	—	(422)
Exercise of options	30	—	442	—	—	442
Share-based compensation expense	—	—	11,188	—	—	11,188
Issuance of Ordinary shares, net of issuance costs	122	—	2,041	—	—	2,041
Net loss	—	—	—	—	(20,728)	(20,728)
Foreign currency translation adjustment	—	—	—	(404)	—	(404)
Balance, December 31, 2018	26,780	$—	$582,127	$(421)	$(245,108)	$336,598
Employee Share Purchase Plan	24	—	403	—	—	403
Issuance for share-based compensation, net of shares withheld to cover minimum tax withholdings	141	—	(1,059)	—	—	(1,059)
Exercise of options	178	—	3,088	—	—	3,088
Share-based compensation expense	—	—	4,956	—	—	4,956
Issuance of ordinary shares, net of issuance costs	4,715	—	75,405	—	—	75,405
Net loss	—	—	—	—	(20,075)	(20,075)
Foreign currency translation adjustment	—	—	—	271	—	271
Balance, December 31, 2019	31,838	$—	$664,920	$(150)	$(265,183)	$399,587

See accompanying notes to the consolidated financial statements.

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(20,075)	$(20,728)	$(24,894)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	54,146	34,533	29,648
Share-based compensation expense	4,956	11,188	12,120
Provision for bad debts	1,219	1,035	605
Deferred income tax provision	(962)	(3,287)	1,488
Provision for inventory	376	308	89
Loss on extinguishment of debt	—	—	1,389
(Gain) loss on disposal of assets	(1,242)	1,563	1,468
Amortization of deferred financing fees	1,017	963	878
Accretion of and adjustments to acquisition contingent consideration	276	(27)	—
Accretion of and adjustments to asset retirement obligation	28	50	49
Other	(3)	—	60
Change in operating assets and liabilities:
Trade receivables	(5,757)	2	(4,301)
Inventory	(3,213)	(2,162)	(1,219)
Prepaid expenses and other current assets	1,129	(1,135)	(710)
Long-term receivables	6,982	5,661	6,309
Right-of-use assets	1,727	—	—
Other assets	(11,218)	(4,124)	(3,462)
Current liabilities	2,160	2,579	(1,011)
Operating lease liabilities	(1,781)	—	—
Long-term liabilities	1,277	463	460
Net cash provided by operating activities	31,042	26,882	18,966
Cash flows from investing activities:
Capital expenditures	(36,612)	(19,626)	(14,445)
Net cash paid for acquisition of assets or business	(19,687)	(198,473)	(9,921)
Proceeds from sale of fixed assets	3,831	680	22
Net cash received for sale of business	—	2,879	—
Net cash used in investing activities	(52,468)	(214,540)	(24,344)
Cash flows from financing activities:
Proceeds from long-term debt	—	150,000	150,000
Payments of long-term debt	(6,812)	(6,528)	(118,205)
Payment of deferred financing fees	(86)	(70)	(3,677)
Payments related to debt extinguishment	—	—	(433)
Payments of secured borrowings	(422)	(17,500)	—
Payments of acquisition contingent consideration	(2,336)	(112)	—
Proceeds from exercise of stock options	3,088	442	73
Shares withheld to cover minimum tax withholdings on equity awards	(1,059)	(422)	(455)
Proceeds from the issuance of Employee Share Purchase Plan shares	403	285	204
Proceeds from issuance of ordinary shares, net of issuance costs	75,404	—	(1,169)
Net cash provided by financing activities	68,180	126,095	26,338
Effect of exchange rates on cash, cash equivalents and restricted cash	15	(25)	4
Change in cash, cash equivalents and restricted cash	46,769	(61,588)	20,964
Cash, cash equivalents and restricted cash at beginning of period	60,771	122,359	101,395
Cash, cash equivalents and restricted cash at end of period	$107,540	$60,771	$122,359

See accompanying notes to the consolidated financial statements.

AQUAVENTURE HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business

AquaVenture Holdings Limited is a British Virgin Islands (“BVI”) company that was formed on June 17, 2016. AquaVenture Holdings Limited and its subsidiaries (collectively, “AquaVenture” or the “Company”) provides its customers Water‑as‑a‑Service® (“WAAS®”) solutions through two operating platforms: Seven Seas Water and Quench. Both operations are critical to AquaVenture, which is headquartered in the BVI.

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

Quench offers WAAS solutions by providing bottleless filtered water coolers and related services through direct and indirect sales channels. Through its direct sales channel, Quench primarily rents and services point-of-use (“POU”) units to institutional and commercial customers. Quench’s typical initial rental contract is three years in duration and contains an automatic renewal provision. Quench’s indirect sales channel provides POU systems, filters, parts and services to a network of approximately 260 dealers and retailers.

Quench primarily operates throughout the United States and Canada. Quench is supported by a primary operations center in King of Prussia, Pennsylvania, which provides marketing and business development, field service and supply chain support, customer care and administrative functions.

On December 23, 2019, we announced that we entered into an agreement and plan of merger, or Merger Agreement, to be acquired by Culligan International Company, or Culligan, a Delaware corporation. Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions therein, Amberjack Merger Sub Limited, or Merger Sub, a business incorporated under the laws of the British Virgin Islands and wholly-owned subsidiary of Culligan will merge with and into the Company (the “Merger”). As a result of the Merger, the Company will become a wholly-owned subsidiary of Culligan. The closing of the Merger remains subject to the satisfaction or waiver of the remaining conditions to the Merger set forth in the Merger Agreement. We expect the Merger to close no later than the end of the second quarter of 2020.

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

Restricted Cash

As of December 31, 2019 and 2018, the Company had an aggregate of $4.2 million and $4.2 million, respectively, deposited in restricted bank accounts or deemed restricted for one the Company’s borrowings both of which were classified as long‑term in the consolidated balance sheets.

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

As of December 31, 2019 and 2018, $3.7 million and $3.7 million, respectively, was deposited into restricted bank accounts as debt service and maintenance reserve funds in accordance with the terms of the Company’s credit agreements and are classified as a noncurrent asset in the consolidated balance sheets.

As of December 31, 2019 and 2018, $0.5 million and $0.5, respectively, was deemed restricted as a minimum balance requirement in accordance with the terms of one of the Company’s credit agreements and classified as a noncurrent asset in the consolidated balance sheets.

Trade Receivables, net

Trade receivables are recorded at invoiced amounts, based principally on meter readings; minimum take‑or‑pay amounts as provided in contractual arrangements; rental agreements; upon the completion of service work performed; or delivery of goods. Trade receivables do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable balance. The Company determines the allowance for doubtful accounts based on historical write‑off experience, delinquency trends, and a specific analysis of significant receivable balances that are past due. Account balances are charged off against the allowance for doubtful accounts after all reasonable collection efforts have been exhausted. As of December 31, 2019 and 2018, the allowance for doubtful accounts was $1.2 million and $1.0 million, respectively.

The provision for bad debt expenses for the years ended December 31, 2019, 2018 and 2017 was $1.2 million, $1.0 million and $0.6 million, respectively, and is included in selling, general and administrative expenses (“SG&A”) in the consolidated statements of operations and comprehensive income. Deductions, including write‑offs of uncollectible accounts receivable, to the allowance for doubtful accounts for the years ended December 31, 2019, 2018 and 2017 were $1.0 million, $1.0 million and $0.7 million, respectively.

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

All inventory is valued at the lower of cost or net realizable value on a first‑in, first‑out basis and is periodically reviewed for excess and damage. The Company’s inventory, by category, as of December 31, 2019 and 2018, were as follows (in thousands):

	December 31,
	2019	2018
Finished goods	$6,093	$7,367
Spare parts, supplies and miscellaneous equipment	9,117	7,472
Raw materials	1,650	357
Work in process	525	300
Total	$17,385	$15,496

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

For contracts deemed to be, or that include a sales-type lease, the transaction price is based on the minimum lease payments as stated within the rental agreement. For contracts that contain both a lease and non-lease component, the transaction price is allocated based on the relative standalone selling prices of the lease and non-lease components. The transaction price, excluding variable lease payments, allocated to the lease component is discounted at the implicit rate of the contract and is recognized as revenue upon commencement of the lease.

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

The right-of-use asset is initially measured at cost, which is comprised of the initial amount of the operating lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. The right-of-use asset is subsequently measured throughout the lease term at the carrying amount of the operating lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. Right-of-use assets are periodically reviewed for impairment whenever events or changes in circumstances arise. During the year ended December 31, 2019, the Company incurred no impairment charges related to right-of-use assets.

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

The lease term for the Company’s leases includes the noncancelable period of the lease, plus any additional periods covered by either a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, and/or an option to extend (or not to terminate) the lease controlled by the lessor.

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

The lease term for the Company’s leases includes the noncancelable period of the lease, plus any additional periods covered by either a lessee option to extend (or not to terminate) the lease that the lessee is reasonably certain to exercise, and/or an option to extend (or not to terminate) the lease controlled by the Company. Contracts entered into with customers can include either the option to renew or an auto-renewing provision that results in the automatic extension of the existing contract. In certain instances, key provisions such as the lease payment or term of the renewal are not stated and are subject to negotiation.

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

In certain instances, contracts with customers may also include the option for the customer to purchase the underlying asset at the end of the lease term. When applicable and certain conditions are met, the Company will incorporate the stated purchase price into the determination of the interest rate implied in the lease.

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

Contract acquisition costs, net as of December 31, 2019 and December 31, 2018 were $4.9 million and $3.7 million, respectively, and were recorded in other assets in the consolidated balance sheets.

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

Contract fulfillment costs, net as of December 31, 2019 and December 31, 2018 were $6.2 million and $1.5 million, respectively, and were recorded in other assets in the consolidated balance sheets.

Total contract costs amortization for the years ended December 31, 2019, 2018 and 2017 was $5.4 million, $2.7 million and $2.2 million, respectively.

Contract costs are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company had no impairment charges related to contract costs during the year ended December 31, 2019.

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

Payments of principal and interest on the Company’s long-term receivables are due as required by the underlying contracts. Interest on these long-term receivables range from 7.5% to 9.0%. The Company monitors collections and evaluates the collectability of the long-term receivables, based primarily on the financial condition of the customer (and in certain cases the customer’s guarantor), to determine whether an allowance for doubtful accounts should be recorded or if the long-term receivables should be written off, in whole or in part. As of both December 31, 2019 and 2018, there were no allowances on any of the Company’s long-term receivables.

Interest income is recorded as financing revenue within the consolidated statements of operations and comprehensive income.

Principal payments due within one year or less are recorded within current portion of long-term receivables in the consolidated balance sheet. All other principal payments are recorded within long-term receivables, non-current in the consolidated balance sheet.

As of December 31, 2019, the remaining undiscounted balance to be collected including principal and interest on all of our long-term receivables was $48.5 million.

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

In determining its reporting units, the Company reviews its operating segments to determine the number of components within each segment. If an operating segment contains only a single component, the operating segment is deemed a reporting unit. If an operating segment contains more than one component, the Company aggregates into a single reporting unit those components determined to have similar economic characteristics. Components determined to have dissimilar economic characteristics are considered a separate reporting unit. As of both December 31, 2019 and 2018, the Quench segment was determined to be composed of a single reporting unit. As of both December 31, 2019 and 2018, the Seven Seas Water segment was determined to be composed of two reporting units.

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

Long‑Lived Assets

Long‑lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recognition and measurement of a potential impairment is performed on assets grouped with other assets and liabilities at the lowest level where identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to future undiscounted net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third‑party independent appraisals, as considered necessary. During 2019 and 2018, there were no indicators of potential impairments identified.

Share‑Based Compensation

AquaVenture accounts for share‑based compensation by measuring the cost of services received in exchange for an award of equity instruments based on the grant‑date fair value. The cost is recognized over the requisite service period, net of adjustments for forfeitures as they occur.

Asset Retirement Obligations

The Company has asset retirement obligations (“AROs”) arising from contractual requirements to perform certain asset retirement activities at the time it disposes of certain plants and equipment. The liability is recorded in the period in which the obligation meets the definition of a liability, which is generally when the asset is constructed or placed in service. The ARO liability is based on the Company’s engineering estimates of future costs to dismantle and remove equipment from a customer’s plant site and to restore the site to a specified condition at the conclusion of a contract. The corresponding asset retirement costs are capitalized as plant and equipment and depreciated over the asset’s useful life. The liability is initially measured at fair value and subsequently adjusted for accretion expense and changes in the amount or timing of the estimated cash flows. Accretion expense is recorded in cost of revenues in the consolidated statements of operations and comprehensive income. Actual costs are charged against the related liability as incurred and any difference between the actual costs incurred and the liability is recognized as a gain or loss in the consolidated statements of operations and comprehensive income. As of December 31, 2019 and 2018, the Company recorded the short-term portion of the ARO liability within accrued liabilities on the consolidated balance sheets. As of December 31, 2019 and 2018, the Company recorded the long-term portion of the ARO liability within other long-term liabilities on the consolidated balance sheets.

Acquisition Contingent Consideration

Acquisition contingent consideration represents the net present value of the additional purchase price that is either (i) held for potential adjustments or claims as set forth in the purchase agreements, (ii) contingent on the future performance of an acquired business or (iii) contingent on the future collections of certain acquired receivables. The acquisition date fair value of acquisition contingent consideration is recognized, as deemed appropriate, as an asset, liability or equity. Acquisition contingent consideration is re‑measured to fair value at the end of each reporting period with the change in fair value recorded as a gain or loss in SG&A in the consolidated statements of operations. As of December 31, 2019 and 2018, the Company recorded the short-term portion of the acquisition contingent consideration within accrued liabilities on the consolidated balance sheets. As of December 31, 2019 and 2018, the Company recorded the long-term portion of the acquisition contingent consideration within other long-term liabilities on the consolidated balance sheets.

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

Foreign Currency

For its foreign operations where the functional currency is the U.S. dollar, the Company records foreign currency transaction gains and losses in instances when the Company purchases inventory, equipment, and services from businesses in countries where the currency used is not the U.S. dollar. During the years ended December 31, 2019, 2018 and 2017, the Company incurred a foreign currency transaction gain (loss) of $(43) thousand, $(155) thousand and $190 thousand, respectively, which was recorded in other income (expense) in the consolidated statements of operations and comprehensive income.

For its operations where the functional currency is the local currency, the Company records foreign currency translation adjustments which are recorded in other comprehensive income in the consolidated statements of operations and comprehensive income. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates for the period. Foreign currency translation gain (loss) recorded in other comprehensive income for the years ended December 31, 2019, 2018 and 2017 was $271 thousand  $(404) thousand and $(17) thousand, respectively.

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

Adoption of New Accounting Pronouncements

In June 2016, the FASB issued authoritative guidance regarding implementation of measurement of credit losses on financial instruments. This guidance will be effective for annual reporting periods beginning on or after December 15, 2019, including interim periods within those annual periods, and early adoption is permitted. The Company adopted this guidance on a modified retrospective basis on January 1, 2019 with the cumulative effect of transition as of the effective date of adoption. The Company considered relevant information about past events, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount, resulting in recognition of lifetime expected credit losses for certain financial instruments within the scope of this pronouncement. The Company re-established its allowance for credit losses and there was no material impact to the consolidated financial statements as a result of this adoption.

In March 2019, the FASB issued authoritative guidance regarding targeted changes to lessor accounting. This guidance will be effective for annual reporting periods beginning on or after December 15, 2019, including interim periods within those annual periods, and early adoption is permitted. The Company adopted this guidance on a retrospective basis as of January 1, 2019 (the original adoption date of the lease pronouncement). With respect to the changes around the fair value of the underlying leased asset for lease classification purposes, in instances in which the Company is not considered a dealer, the Company now includes contract acquisition costs in this calculation. In instances in which the Company is a dealer, the Company now excludes these costs from this calculation. There were no changes to the consolidated financial statements as a result of this adoption.

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

New Accounting Pronouncements to be Adopted

In August 2018, the FASB issued authoritative guidance regarding implementation costs incurred in a cloud computing arrangement that is a service contract. This guidance will be effective for annual reporting periods beginning on or after December 15, 2019, including interim periods within those annual periods, and early adoption is permitted. The Company adopted this guidance on January 1, 2020 on a prospective basis. Although certain implementation costs incurred by the Company going forward may now be capitalizable, there is no material impact expected to the consolidated financial statements as a result of this adoption.

In August 2018, the FASB issued authoritative guidance regarding fair value measurements. This guidance will be effective for annual reporting periods beginning on or after December 15, 2019, including interim periods within those annual periods, and early adoption is permitted. The Company adopted this guidance on January 1, 2020 on a prospective basis. Beginning with all periods subsequent to the adoption date, the Company will prepare the enhanced disclosures within the consolidated financial statements as a result of this adoption.

3. Business Combinations and Asset Acquisitions

Business Combinations

Jonli Water Services, Inc.

On December 16, 2019, we acquired substantially all of the assets and assumed certain liabilities of Jonli Water Services, Inc. (“Jonli”), a POU water filtration company based in Quebec, Canada pursuant to an asset purchase agreement (the “Jonli Acquisition”). The estimated aggregate purchase price, subject to adjustments, was $0.4 million, which was paid in cash. In addition, the asset purchase agreement includes contingent payments with the ultimate payout based upon the future performance of the acquired assets. The contingent payments are automatically forfeited if the employment of certain selling shareholders terminates. As a result, the Company has determined that the contingent payments will be accounted for as post combination compensation expense, which will be accreted to its estimated payout amount of $0.1 million throughout the substantive service period. The undiscounted range of outcomes for the post combination compensation payout amount is $0 to $0.1 million. The assets acquired consist primarily of in-place maintenance agreements in Canada.

Acquisition-related costs incurred by the Company related to the Jonli Acquisition during the year ended December 31, 2019 were $50 thousand, which were expensed as incurred within SG&A expenses in the consolidated statements of operations and comprehensive income.

The Quench business completed the Jonli Acquisition to expand its maintenance services in Canada.

The following table summarizes the preliminary purchase price allocated to the fair value of assets acquired, including intangibles recorded in conjunction with the business combination, and liabilities assumed (in thousands):

Assets acquired:
Trade receivables	$65
Inventory	32
Property, plant and equipment	19
Customer relationships	229
Goodwill	150
Total assets acquired	495
Liabilities assumed:
Deferred revenue	(60)
Other long-term liabilities	(10)
Total liabilities assumed	(70)
Total purchase price	$425

As of December 31, 2019, the purchase price allocated to the fair value of assets acquired, including intangibles, and liabilities assumed recorded in conjunction with the Jonli Acquisition remains preliminary. The preliminary purchase price allocation has been developed based on estimates with assumptions made by management. Although the Company does not expect the final allocation to vary significantly, there may be adjustments made to the preliminary purchase price allocation that could result in changes to the preliminary fair values allocated, assigned useful lives and associated amortization recorded. The assets and liabilities in the preliminary purchase price allocation are stated at fair value based on estimates of fair value using available information and making assumptions management believes are reasonable. Intangibles identified and valued related to the transaction include customer relationships. The final valuation of the intangibles identified is dependent upon certain valuation and other studies that have not yet been finalized. Accordingly, the preliminary purchase price allocation is subject to further adjustment as additional information becomes available and as additional analyses and final valuations are completed. There can be no assurances that these additional analyses and final valuations will not result in material changes to the estimates of fair value set forth above.

The Company has initially determined the weighted average useful life at the date of valuation for the customer relationships to be 15 years.

Goodwill for this acquisition is composed of synergies not valued, is deductible for tax purposes and is recorded within the Quench reportable segment.

The results of the operations of the acquired Jonli assets are included in the Quench reportable segment from and after the date of acquisition. The resulting amount of revenues and net loss included in the consolidated statements of operations and comprehensive income since acquisition were $15 thousand and $3 thousand, respectively.

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

Acquisition-related costs incurred by the Company related to the PHSI Acquisition during the years ended December 31, 2019 and 2018 were $0.1 million and $1.8 million, respectively, which were expensed as incurred within SG&A expenses in the consolidated statements of operations and comprehensive income.

The Quench business completed the asset acquisition to expand its installed base of POU systems and to be able to participate more broadly in the global POU market through the PHSI distribution network. In addition, the acquisition enhances Quench’s ability to develop, source and manufacture exclusive coolers and purification offerings. Lastly, it offers the Company the opportunity to develop relationships with POU dealers that could lead to future acquisitions.

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

The purchase price allocated to the fair value of assets acquired, including intangibles, recorded in conjunction with the PHSI Acquisition is considered final. During the third quarter of 2019, the Company updated its preliminary allocation of the purchase price to the assets acquired and liabilities assumed. The assets and liabilities in the purchase price allocation are stated at fair value based on estimates of fair value using available information and making assumptions management believes are reasonable. Intangibles identified and valued related to the transaction include customer relationships, trade names and non-compete agreements. The fair value of the customer relationships was determined using the multi-period excess earnings method which is based on the present value of expected cash flows generated by the revenues under the contract with the customer using a discount rate of 15.8%. The fair value of the trade names was determined using the relief from royalty method which is based on the present value of royalty fees derived from projected revenues using a discount rate of 15.8%. The fair value of the non-compete agreements was determined using the comparative business valuation method which is based on the present value of potential revenue loss using a discount rate of 15.8%.

The estimated weighted average useful life for customer relationships, trade names, and non-compete agreements is 15 years, 12 years, and 5 years, respectively.

As a result of the measurement period adjustments made to the purchase price allocation during the third quarter of 2019, the Company recorded additional amortization expense, as reflected in SG&A, of $1.1 million. For the year ended December 31, 2019, the Company’s loss from operations and net loss in the consolidated statements of operations were approximately $1.1 million higher as a result of the measurement period adjustments. For the year ended December 31, 2019, the Company’s net loss per share increased by $0.04 per share as a result of the measurement period adjustments.

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

Commencing on December 18, 2018, the Company initiated a restructuring of the PHSI organization which included the reduction of headcount for PHSI executive management and other employee positions determined to be duplicative with those at Quench (the “PHSI Restructuring Plan”). Certain of the positions were backfilled with additional positions at Quench depending on the needs of the business. The expected net effect of the restructuring allowed Quench to recognize synergies of reduced employee costs subsequent to the PHSI Acquisition. The restructuring was determined to be a post-combination transaction. During the years ended December 31, 2019 and 2018, the Company incurred an incremental restructuring-related charge related to severance, termination benefits and related taxes of $0.1 million and $0.9 million, respectively, which was recorded within SG&A expenses in the consolidated statements of operations and comprehensive income. As of December 31, 2019 and 2018, the Company had accrued approximately $0 and $0.8 million, respectively, within accrued liabilities on the consolidated balance sheets. The Company completed the PHSI Restructuring Plan during the second quarter of 2019

FB Global Development, Inc., d/b/a Bluline

On December 3, 2018, Quench acquired substantially all the assets and assumed certain liabilities of FB Global Development, Inc., d/b/a Bluline (“Bluline”) pursuant to an asset purchase agreement (“Bluline Acquisition”). Bluline, based in South Florida, is a provider of filtered water coolers and related services through direct and indirect sales channels. The aggregate purchase price, subject to adjustments, of the Bluline Acquisition was $2.5 million in cash and $0.3 million payable, which was paid in full in January 2020.

There were no acquisition-related costs incurred by the Company related to the Blueline Acquisition during the year ended December 31, 2019. Acquisition-related costs incurred by the Company related to the Bluline Acquisition during the year ended December 31, 2018 were $9 thousand, which were expensed as incurred within SG&A expenses in the consolidated statements of operations and comprehensive income.

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

The results of the operations of the acquired Bluline assets are included in the Quench reportable segment from and after the date of acquisition

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

Acquisition-related costs incurred by the Company related to the AUC Acquisition during the years ended December 31, 2019 and 2018 were $0.1 million and $1.3 million, respectively, which were expensed as incurred within SG&A expenses in the consolidated statements of operations and comprehensive income.

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

The following table summarizes the purchase price allocated to the fair value of assets acquired, including intangibles recorded in conjunction with the business combination, and liabilities assumed (in thousands):

Assets acquired:
Cash and cash equivalents	$849
Trade receivables	1,763
Inventory	2,642
Current portion of long-term receivables	521
Prepaid expenses and other current assets	1,673
Property, plant and equipment	39,848
Other assets	25
Long-term receivables	306
Customer relationships	31,740
Trade names	2,680
Non-compete agreements	2,090
Backlog	870
Goodwill	64,447
Total assets acquired	149,454
Liabilities assumed:
Accounts payable and accrued liabilities	(4,286)
Deferred revenue	(1,021)
Other long-term liabilities	(1,706)
Deferred tax liability	(11,541)
Total liabilities assumed	(18,554)
Total purchase price	$130,900

The purchase price allocated to the fair value of assets acquired, including intangibles, and liabilities assumed recorded in conjunction with the AUC Acquisition is considered final. During 2019, the Company updated its allocation of the purchase price to the assets acquired and liabilities assumed. The fair value of the property, plant and equipment was determined using a combination of the indirect cost approach, direct cost approach and market approach, depending on asset type. The assets and liabilities (excluding property, plant and equipment) in the purchase price allocation are stated at fair value based on estimates of fair value using available information and making assumptions management believes are reasonable. Intangibles identified and valued related to the transaction include customer relationships, trade names, non-compete agreements and backlog. The fair value of customer relationships was determined using the multi-period excess earnings method which is based on the present value of expected cash flows generated by the revenues under the contract with the customer using a discount rate of 10.9%. The fair value of the trade names was determined using the relief from royalty method which is based on the present value of royalty fees derived from projected revenues using a discount rate of 10.9%. The fair value of the non-compete agreements was determined using the comparative business valuation method which is based on the present value of potential revenue loss using a discount rate of 10.9%. The fair value of the backlog, which represents revenues and the related profit for contracts executed but not yet completed, was determined using the multi-period excess earnings method which is based on the present value of expected cash flows generated by the revenues under the contract with the customer using a discount rate of 10.9%.

The Company determined the weighted average useful life at the date of valuation for the customer relationships, trade names, non-compete agreements and backlog is 19 years, 15 years, 4.9 years, and 0.7 years, respectively.

As a result of the adjustments made to the purchase price allocation during 2019, the Company recorded additional depreciation expense of $0.7 million, as reflected in cost of revenues, and a reduction of amortization expense of $0.1 million, as reflected in SG&A. Upon obtaining new information, the Company also recorded additional goodwill of $0.5 million and a corresponding reduction in the deferred tax liability of $0.5 million. For the year ended December 31, 2019, the Company’s loss from operations and net loss in the consolidated statements of operations were approximately $0.6 million higher as a result of these adjustments. For the year ended December 31, 2019, the Company’s net loss per share increased by $0.02 per share as a result of these adjustments.

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

There were no acquisition-related costs incurred by the Company related to the Alpine Acquisition during the year ended December 31, 2019. Acquisition-related costs incurred by the Company related to the Alpine Acquisition during the year ended December 31, 2018 were $0.6 million, which were expensed as incurred within SG&A expenses in the consolidated statements of operations and comprehensive income.

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

There were no acquisition-related costs incurred by the Company related to the Wa-2 Acquisition during the year ended December 31, 2019. Acquisition-related costs incurred by the Company related to the Wa-2 Acquisition during the year ended December 31, 2018 were $0.1 million, which were expensed as incurred within SG&A expenses in the consolidated statements of operations and comprehensive income.

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

There were no acquisition-related costs incurred by the Company related to the Wellsys Acquisition during the years ended December 31, 2019 and 2018. Acquisition-related costs incurred by the Company related to the Wellsys Acquisition during the year ended December 31, 2017 were $31 thousand, which were expensed as incurred within SG&A in the consolidated statements of operations and comprehensive income.

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

Pro Forma Financial Information

The following unaudited pro forma financial information (in thousands, except for per share amounts) for the Company gives effect to the acquisitions of: (i) Jonli, which occurred on December 16, 2019; (ii) PHSI, which occurred on December 18, 2018; (iii) Bluline, which was acquired on December 3, 2018; (iv) AUC, which occurred on November 1, 2018; (v) Alpine, which occurred on August 6, 2018; (vi) Wa-2, which occurred on March 1, 2018; and (vii) Wellsys, which occurred on September 8, 2017, as if each had occurred on January 1, 2017. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred on the date indicated, or that may result in the future.

	Year ended
	December 31,
	2019	2018	2017
Revenues	$203,905	$188,370	$175,643
Net loss	$(20,094)	$(26,797)	$(30,051)
Loss per share	$(0.69)	$(1.01)	$(1.14)

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

Mirex AquaPure Solutions L.P., d/b/a Mirex AquaPure Solutions

On October 1, 2019, we acquired substantially all of the assets and assumed certain liabilities of Mirex AquaPure Solutions L.P., d/b/a Mirex AquaPure Solutions (“Mirex”), a POU water filtration company based in Houston, Texas, pursuant to an asset purchase agreement. The estimated aggregate purchase price, subject to adjustments, was $11.6 million, which included approximately $10.3 million of cash, $0.9 million payable on the one-year anniversary of the transaction, $0.3 million payable on the two-year anniversary of the transaction and approximately $0.1 million of acquisition contingent consideration payable to the seller on or before the one-year anniversary of the transaction. The acquisition contingent consideration is recorded at its estimated fair value with the ultimate payout based upon the receipt of certain receivables as set forth in the asset purchase agreement. The undiscounted range of outcomes for the acquisition contingent considerations is $0 to $0.1 million. The assets acquired consist primarily of in-place lease agreements and the related POU systems in the United States.

The revenues and related expenses from the acquired in-place lease agreements are included in the Quench reportable segment from the date of acquisition. The Quench business completed the Mirex acquisition to expand its installed base of POU systems in the United States.

Acquisition-related costs incurred by the Company in connection with this acquisition during the year ended December 31, 2019 were $12 thousand.

The following table summarizes the amounts for the Mirex acquisition which were allocated to the fair value of aggregated net assets acquired (in thousands):

Trade receivables	$486
Property, plant and equipment	562
Inventory	92
Customer relationships	10,334
Non-compete agreements	272
Deferred revenue	(152)
Net assets acquired	$11,594

The assets in the purchase price allocation are stated at fair value based on estimates of fair value using available information and making assumptions management believes are reasonable. Intangibles identified and valued related to the transaction include customer relationships and non-compete agreements. The fair value of the customer relationships was determined using the multi-period excess earnings method which is based on the present value of expected cash flows generated by the revenues under the contract with the customer using a discount rate of 11.3%. The fair value of the non-compete agreements was determined using the comparative business valuation method which is based on the present value of potential revenue and cash flow loss using a discount rate of 11.3%.

The Company determined the weighted average useful life at the date of valuation for the customer relationships and non-compete agreements to be 15 years and 5 years, respectively.

Carolina Pure Water Systems, LLC

On July 15, 2019, Quench acquired substantially all of the assets and assumed certain liabilities of Carolina Pure Water Systems, LLC (“Carolina Pure”), a POU water filtration company based in Raleigh, North Carolina, pursuant to an asset purchase agreement. The aggregate purchase price, subject to adjustments, was $7.3 million, which included approximately $6.8 million of cash and $0.5 million payable on the one-year anniversary of the transaction. The assets acquired consist primarily of in-place lease agreements and the related POU systems in the United States.

The revenues and related expenses from the acquired in-place lease agreements are included in the Quench reportable segment from the date of acquisition. The Quench business completed the Carolina Pure acquisition to expand its installed base of POU systems in the United States.

Acquisition-related costs incurred by the Company in connection with this acquisition during the year ended December 31, 2019 were $13 thousand.

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

Aguaman, Inc.

On June 1, 2019, Quench acquired substantially all of the water filtration assets and assumed certain liabilities of Aguaman, Inc. (“Aguaman”), a POU water filtration company based in Miami, Florida, pursuant to an asset purchase agreement. The aggregate purchase price, subject to adjustments, was $1.5 million, which included approximately $1.1 million of cash, $0.2 million payable on the one-year anniversary of the transaction and $0.2 million acquisition contingent consideration payable to the seller on or before the one-year anniversary of the transaction. The acquisition contingent consideration is recorded at its estimated fair value with the ultimate payout based upon the future performance of the acquired assets and the resolution of certain matters as set forth in the asset purchase agreement. The undiscounted range of outcomes for the acquisition contingent considerations is $0 to $0.2 million. The assets acquired consist primarily of in-place lease agreements and the related POU systems in the United States.

The revenues and related expenses from the acquired in-place lease agreements are included in the Quench reportable segment from the date of acquisition. The Quench business completed the Aguaman acquisition to expand its installed base of POU systems in the United States.

Acquisition-related costs incurred by the Company in connection with this acquisition during the year ended December 31, 2019 were $8 thousand.

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

Other Asset Acquisitions

On October 1, 2019, we acquired substantially all of the assets and assumed certain liabilities of 1920277 Alberta Inc., d/b/a Flowline Canada (“Flowline”), a POU water filtration company based in Edmonton, Canada, pursuant to an asset purchase agreement. The estimated aggregate purchase price, subject to adjustments, was $0.9 million, which included approximately $0.8 million of cash and $0.1 million payable on the one-year anniversary of the transaction. The assets acquired consist primarily of in-place lease agreements and the related POU systems in Canada.

On December 2, 2019, we acquired substantially all of the assets and assumed certain liabilities of Pure Planet Water, Inc. (“Pure Planet”), a POU water filtration company based in Palm Desert, California, pursuant to an asset purchase agreement. The estimated aggregate purchase price, subject to adjustments, was $0.2 million, which included approximately $0.1 million of cash and $0.1 million payable on the one-year anniversary of the transaction. The assets acquired consist primarily of in-place lease agreements and the related POU systems in the United States.

Aggregated acquisition-related costs incurred by the Company in connection with these acquisitions during the year December 31, 2019 were $27 thousand, respectively.

The following table summarizes the aggregate amounts for the Flowline and Pure Planet acquisitions which were allocated to the fair value of aggregated net assets acquired (in thousands):

Trade receivables	$23
Property, plant and equipment	89
Inventory	23
Customer relationships	975
Deferred revenue	(13)
Net assets acquired	$1,097

The assets in the aggregated purchase price allocation are stated at fair value based on estimates of fair value using available information and making assumptions management believes are reasonable. The fair value of the customer relationships was determined using the multi-period excess earnings method which is based on the present value of expected cash flows generated by the revenues under the contract with the customer.

The Company determined the weighted average useful life at the date of valuation for the customer relationships to be 15 years.

4. Revenue

Disaggregation of Revenue

The following table represents a disaggregation of revenue for the years ended December 31, 2019, 2018 and 2017, along with the reportable segment for each category (in thousands):

	Year Ended December 31, 2019
	Seven Seas
	Water	Quench	Total
Bulk water
Water delivery	$36,771	$—	$36,771
Operating and maintenance	23,689	—	23,689
Total bulk water	60,460	—	60,460
Rental
Lease of equipment	14,788	79,494	94,282
Total rental	14,788	79,494	94,282
Product sales
Construction of plants	9,418	—	9,418
Sale of equipment, coffee and consumables	—	35,656	35,656
Total product sales	9,418	35,656	45,074
Financing	3,671	—	3,671
Total revenues	$88,337	$115,150	$203,487

	Year Ended December 31, 2018
	Seven Seas
	Water	Quench	Total
Bulk water
Water delivery	$35,950	$—	$35,950
Operating and maintenance	21,312	—	21,312
Total bulk water	57,262	—	57,262
Rental
Lease of equipment	2,318	61,898	64,216
Total rental	2,318	61,898	64,216
Product sales
Construction of plants	2,817	—	2,817
Sale of equipment, coffee and consumables	—	17,288	17,288
Total product sales	2,817	17,288	20,105
Financing	4,025	—	4,025
Total revenues	$66,422	$79,186	$145,608

	Year Ended December 31, 2017
	Seven Seas
	Water	Quench	Total
Bulk water
Water delivery	$33,986	$—	$33,986
Operating and maintenance	19,450	—	19,450
Total Bulk water	53,436	—	53,436
Rental
Lease of equipment	—	52,997	52,997
Total rental	—	52,997	52,997
Product sales
Construction of plants	—	—	—
Sale of equipment, coffee and consumables	—	9,796	9,796
Total Product sales	—	9,796	9,796
Financing	4,534	—	4,534
Total revenues	$57,970	$62,793	$120,763

Contract Assets and Liabilities

Contract assets include amounts related to our contractual right to consideration for completed performance obligations not yet invoiced. Contract liabilities include payments received in advance of performance under the contract or for differences between the amount billed to a customer and the revenue recognized for the completed performance obligation.

The following table provides information about contract assets and contract liabilities from contracts with customers (in thousands) at December 31, 2019 and December 31, 2018:

	December 31,	December 31,
	2019	2018
Contract assets
Trade receivables, net	$26,755	$21,437
Current portion of long-term receivables	7,561	6,538
Long-term receivables	32,529	40,574
Total contract assets	$66,845	$68,549

Contract liabilities
Deferred revenue, current	$4,810	$3,890
Deferred revenue, non-current	11,232	10,690
Total contract liabilities	$16,042	$14,580

Significant changes in the contract asset and the contract liability balances during the period are as follows (in thousands):

	Year ended
	December 31, 2019
	Contract assets increase/(decrease)	Contract liabilities (increase)/decrease
Revenue recognized that was included in the contract liability balance at the beginning of respective period	$—	$5,139
Deferred revenue acquired during the period	$—	$(491)

The Company had no contract asset impairment charges related to contract assets during the years ended December 31, 2019 and 2018.

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

2020	$59,694
2021	$50,670
2022	$50,670
2023	$50,670
2024	$50,383
Thereafter	$282,502

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

5. Property, Plant and Equipment and Construction in Progress

Property, plant and equipment and construction in progress consisted of the following (in thousands):

	December 31,
	2019	2018
Land	$3,155	$3,155
Buildings and improvements	1,653	2,024
Plants and related equipment	113,796	125,994
Rental equipment	121,145	94,474
Office furniture, fixtures, and equipment	7,664	6,642
Vehicles	7,175	4,914
Leasehold improvements	2,838	1,741
	257,426	238,944
Less: accumulated depreciation	(90,253)	(88,880)
Property, plant and equipment, net	$167,173	$150,064
Construction in progress	$17,786	$15,427

During the years ended December 31, 2019, 2018 and 2017, the Company capitalized interest expense of $0.3 million,  $0.1 million and $0.1 million, respectively. Total depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $26.2 million, $18.4 million and $16.5 million, respectively, of which $25.4 million, $15.8 million and $14.4 million, respectively, was recorded in cost of revenues in the consolidated statements of operations.

Included in rental equipment are assets on lease and held for lease. As of December 31, 2019 and 2018, assets on lease were $83.7 million and $69.3 million, respectively, net of accumulated depreciation of $30.7 million and $21.9 million, respectively. As of December 31, 2019 and 2018, assets on hold for lease were $3.6 million and $1.8 million respectively, net of accumulated depreciation of $3.1 million and $1.5 million, respectively.

On December 31, 2019, our water supply agreement in Curaçao expired and our customer exercised  its right to purchase the desalination facilities pursuant to the terms of the water supply agreement for $3.5 million. At the time of sale, the net book value of the property, plant and equipment sold was approximately $1.0 million and existing asset retirement obligations were approximately $0.7 million. Upon receipt of the cash payment of $3.5 million from the customer, the Company wrote off the related property, plant and equipment, released the related asset retirement obligations and recorded a resulting net gain on sale of property, plant and equipment of approximately $3.2 million, which is reflected within SG&A in the consolidated statements of operations during the year ended December 31, 2019.

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

The components of lease cost were as follows (in thousands):

Year Ended
December 31, 2019
Lease Cost
Operating lease cost	$2,824
Short-term lease cost	512
Variable lease cost	12
Total lease cost	$3,348

The weighted-average remaining lease term and weighted-average discount rate for operating leases as of December 31, 2019 is 6.7 years and 10.0%, respectively. Cash paid for operating leases that are included in the measurement of lease liabilities for the year ended December 31, 2019 was $2.4 million.

As of December 31, 2019, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

2020	$2,615
2021	2,630
2022	2,486
2023	2,066
2024	1,730
Thereafter	4,575
Total future minimum lease payments	16,102
Less imputed lease interest	(4,758)
Total lease liabilities	$11,344

As of December 31, 2018, future minimum lease payments under non-cancelable operating leases are summarized as follows (in thousands):

2019	$2,097
2020	905
2021	990
2022	856
2023	773
Thereafter	5,117
Total future minimum lease payments	$10,738

Lessor accounting

The components of lease income were as follows (in thousands):

Year Ended
December 31, 2019
Lease income: sales-type leases
Profit at lease commencement	$—
Interest income on lease receivables	183
Total lease income: sales-type leases	183
Lease income: operating leases	94,282
Total lease income	$94,465

Future minimum rental revenues to be generated from the leased assets under non-cancelable operating leases are summarized as follows (in thousands):

2020	$63,658
2021	$37,959
2022	$24,663
2023	$16,457
2024	$6,422
Thereafter	$1,802

Included in long-term receivables, current and long-term receivables in the consolidated balance sheets are sales-type lease receivables for the Company’s sales-type leases. As of December 31, 2019, the maturities of the Company’s sales-type lease receivables are as follows (in thousands):

2020	$764
2021	602
2022	473
2023	413
2024	—
Thereafter	—
Total future minimum lease payments	2,252
Less imputed lease interest	(286)
Total sales-type lease receivables	$1,966

7. Income Taxes

For income tax purposes, the domestic and foreign components of income (loss) before income tax were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Loss from domestic operations	$(2,065)	$(19,478)	$(21,120)
(Loss) income from foreign operations	(15,803)	(2,561)	(333)
	$(17,868)	$(22,039)	$(21,453)

The provision for income tax expense (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current:
State	$126	$10	$—
Foreign	3,043	1,966	1,953
Deferred:
Federal	(91)	23	143
State	(55)	4	51
Foreign	(816)	(3,314)	1,294
	$2,207	$(1,311)	$3,441

As of December 31, 2019 and 2018, income tax payable was $5.2 million and $4.3 million, respectively, and was recorded in accrued liabilities in the consolidated balance sheets.

The provision for income taxes shown above varied from the “expected” U.S. statutory federal income tax rate for those periods as follows:

	Year Ended December 31,
	2019	2018	2017
Federal income tax rate	21.0%	21.0%	35.0%
State income taxes, net of federal tax effect	(2.0)	7.5	1.2
Foreign income tax rate differences	(25.0)	(7.3)	(15.0)
Change in statutory tax rate	—	0.5	(36.8)
Valuation allowance offsetting statutory tax rate change	—	(0.5)	37.5
Change in valuation allowance	(8.3)	(11.9)	(42.0)
Disallowed interest income (expense)	4.3	4.8	11.3
Withholding taxes	(7.1)	(5.0)	(3.9)
Share-based compensation	0.4	(2.1)	(2.8)
Economic development program	(0.4)	0.4	(0.5)
Deferred revenue	3.9	—	—
Disallowed expenses	(0.2)	(1.8)	—
Uncertain tax positions	0.7	0.6	0.6
Other items, net	0.3	(0.3)	(0.6)
Effective tax rate	(12.4)%	5.9%	(16.0)%

Deferred income tax assets and liabilities are composed of the following (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
U.S. federal and state net operating loss carryforwards	$33,442	$31,877
Foreign net operating loss carryforwards	9,394	12,009
Property, plant and equipment, net	1,749	901
Share-based compensation	4,216	4,149
Intercompany payables	9,119	5,853
Deferred revenue	1,736	4,299
Lease liability	2,592	—
Other	2,207	1,433
Gross deferred tax assets	64,455	60,521
Less: valuation allowance	(28,472)	(25,100)
Total net deferred tax assets	35,983	35,421
Deferred tax liability:
Property, plant and equipment, net	(25,245)	(22,054)
Intangible assets, net	(19,594)	(25,891)
Lease asset	(2,436)	—
Other	(1,167)	(1,750)
Total deferred tax liabilities	(48,442)	(49,695)
Net deferred tax liability	$(12,459)	$(14,274)

As of December 31, 2019, the Company estimated $129.1 million, $126.9 million and $39.1 million of federal, state and foreign net operating loss carryforwards, respectively. As of December 31, 2018, the Company estimated $123.6 million, $88.0 million and $45.2 million of federal, state and foreign net operating loss carryforwards, respectively. The federal loss carryforwards will begin to expire in 2028. Federal loss carryforwards generated in 2019 and 2018 of $1.3 million and $27.9 million, respectively, do not expire. Certain of the state loss carryforwards began expiring at various times in 2019. The foreign loss carryforwards of $7.1 million, in the aggregate, for Trinidad, Chile, Peru and the United Kingdom do not expire. The remaining foreign loss carryforwards will begin to expire in 2021.

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

As of December 31, 2019 and 2018, the Company had approximately $264.6 million and $245.5 million of undistributed earnings, respectively. These earnings are either (i) not available for distribution due to outstanding payables, which will be paid down first, (ii) indefinitely reinvested to grow the business in the current jurisdiction or (iii) if distributed, will not incur taxes as the earnings are in non-taxing jurisdictions.  If in the future this income is repatriated or if the Company determines that the earnings will be remitted in the foreseeable future, additional tax provisions may be required. Management believes the amount of unrecognized deferred income tax liabilities on the undistributed earnings is immaterial.

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

GAAP requires a valuation allowance to reduce the deferred income tax assets recorded if, based on the weight of the evidence, it is more likely than not, that some portion or all of the deferred income tax assets will not be realized. After consideration of all the evidence, the Company has determined that a valuation allowance of approximately $28.5 million and $25.1  million is necessary at December 31, 2019 and 2018, respectively. The Company recognized a net increase in the valuation allowance of $3.4 million during the year ended December 31, 2019.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal assessments by tax authorities for years before 2015 and state and local and non-U.S. income tax examinations by tax authorities before 2013. To the extent net operating loss carryforwards are utilized, the tax years in which those net operating loss carryforwards were generated may be subject to adjustment by tax authorities during the examination of a tax return in which those net operating loss carryforwards are utilized.

Uncertain Income Tax Positions

GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing tax returns to determine whether the tax positions are “more likely than not” to be sustained by the Company upon challenge by the applicable tax authority. Tax positions not deemed to meet the “more likely than not” threshold and that would result in a tax benefit or expense to the Company would be recorded as a tax benefit or expense in the current period. As of December 31, 2019 and 2018, the Company had unrecognized tax benefits of $0.7 million and $4.6 million, respectively. Of these amounts,  $0.1 million and $3.9 of the Company’s unrecognized tax benefits at December 31, 2019 and 2018, respectively, have been recorded as a reduction to the related deferred tax asset for the net operating loss in accordance with the FASB issued authoritative guidance relating to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists for all periods. The remaining $0.6 million and $0.7 million of the Company’s unrecognized tax benefits at December 31, 2019 and 2018, respectively, are fully indemnified pursuant to purchase agreements for business combinations and, if realized, would impact the effective tax rate. In addition, the amount of accumulated penalties and interest related to the unrecognized tax benefit was $0.2 million and $0.3 million, respectively, as of December 31, 2019 and 2018. As of December 31, 2019 and 2018, the Company recorded, in the aggregate, an accrued liability of $0.9 million and $1.0 million, respectively, and a corresponding indemnification receivable of $0.9 million and $1.0 million, respectively, related to the uncertain tax benefits and contractual indemnifications.

For the years ended December 31, 2019, 2018 and 2017, the Company recognized income tax expense on interest and penalties of $0.1 million, $0.1 million and $0.2 respectively, due to the accrual of current year interest on existing uncertain tax positions offset by the lapse of the statute of limitations for certain tax contingencies. The total amount of unrecognized tax benefits is expected to decrease by approximately $0.2 million within 12 months of the reporting date.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2019 and 2018 is as follows (in thousands):

	December 31,
	2019	2018
Unrecognized tax benefits at beginning of period	$4,595	$128
Decrease related to a prior year position	(3,806)	—
Additions related to acquisitions	4	4,512
Lapse of statute of limitations	(96)	(45)
Unrecognized tax benefits at the end of period	$697	$4,595

8. Goodwill and Other Intangible Assets

Goodwill

The following table contains a disclosure of changes in the carrying amount of goodwill in total and for each reportable segment for the years ended December 31, 2019 and 2018 (in thousands):

	Seven Seas
	Water	Quench	Total
Balance as of December 31, 2017	$2,217	$97,278	$99,495
Acquisition of Wa-2	—	2,239	2,239
Acquisition of Alpine	—	6,034	6,034
Acquisition of Bluline	—	645	645
Acquisition of AUC	62,878	—	62,878
Sale of Atlas High Purity Solutions	—	(520)	(520)
Acquisition of PHSI	—	20,374	20,374
Foreign currency translation	—	(146)	(146)
Balance as of December 31, 2018	65,095	125,904	190,999
Acquisition of Alpine - adjustments	—	(28)	(28)
Acquisition of AUC - adjustments	1,569	—	1,569
Acquisition of PHSI - adjustments	—	6,099	6,099
Acquisition of Jonli	—	150	150
Foreign currency translation	—	100	100
Balance as of December 31, 2019	$66,664	$132,225	$198,889

During 2019, the Company updated its preliminary allocations of the purchase price to the assets acquired and liabilities assumed for the Alpine, AUC and PHSI acquisitions. See Note 3— ‘Business Combinations” for further information on the impact that these adjustments had on the consolidated financial statements.

The Company performed its annual impairment assessment of the carrying value of goodwill during the fourth quarters of 2019 and 2018 for each of its reporting units.

For the years ended December 31, 2019 and 2018, the Company assessed the qualitative factors and determined it was more likely than not that the fair value exceeded carrying values for each reporting unit. As such, a quantitative assessment was not performed for any of the reporting units during 2019 or 2018.

There were no goodwill impairment charges recorded for the years ended December 31, 2019, 2018 and 2017.

There have been no goodwill impairment charges recognized for the reporting units within the Seven Seas Water segment and, as such, the carrying value of goodwill at December 31, 2019 and 2018 represents the gross amount of goodwill attributable to the reporting units contained within. A reconciliation of the gross amount of goodwill and the carrying value of goodwill attributable to the Quench reporting unit for the years ended December 31, 2019 and 2018 are as follows (in thousands):

	December 31,
	2019	2018
Gross amount	$159,578	$153,257
Accumulated impairment losses	(27,353)	(27,353)
Carrying value	$132,225	$125,904

Other Intangible Assets

The gross and net carrying values of other intangible assets by major intangible asset class, are as follows (in thousands):

	December 31, 2019
	Gross Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Definite-lived intangible assets
Customer relationships	$193,607	$(51,515)	$142,092
Off-market contract intangibles	39,800	(11,693)	28,107
Trade names	11,816	(1,928)	9,888
Non-compete agreements	7,960	(1,965)	5,995
Other	1,110	(1,058)	52
Indefinite-lived intangible assets
Trade names	275	—	275
Total	$254,568	$(68,159)	$186,409

	December 31, 2018
	Gross Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Definite-lived intangible assets
Customer relationships	$188,850	$(34,552)	$154,298
Off-market contract intangibles	39,800	(9,116)	30,684
Trade names	13,505	(1,202)	12,303
Non-compete agreements	8,202	(578)	7,624
Other	408	(149)	259
Indefinite-lived intangible assets
Trade names	275	—	275
Total	$251,040	$(45,597)	$205,443

Amortization expense for these intangible assets for the years ended December 31, 2019, 2018 and 2017 was $22.6 million, $13.4 million and $8.3 million, respectively, of which $2.6 million, $2.6 million and $2.6 million respectively, was recorded as contra-revenue within the consolidated statements of operations and comprehensive income.

Amortization expense for these intangible assets for 2020, 2021, 2022, 2023 and 2024 is expected to be $23.2 million, $21.6 million, $20.2 million, $19.3 million and $17.1 million, respectively.

There was no impairment expense related to other intangible assets recorded during the years ended December 31, 2019, 2018 and 2017.

9. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Employee-related liabilities	$6,043	$7,872
Income taxes	5,184	4,337
Professional fees	7,652	3,430
Acquisition-related liabilities	3,070	2,707
Other accrued expenses	7,954	6,770
Accrued liabilities	$29,903	$25,116

10. Long‑Term Debt

As of December 31, 2019 and 2018, long‑term debt included the following (in thousands):

	December 31,	December 31,
	2019	2018
Corporate Credit Agreement	$300,000	$300,000
BVI Loan Agreement	14,838	20,468
Vehicle financing	3,336	1,842
Total face value of long-term debt	$318,174	$322,310

Face value of long-term debt, current	$7,520	$6,536
Less: Current portion of unamortized debt discounts and deferred financing fees	(29)	(42)
Current portion of long-term debt, net of debt discounts and deferred financing fees	$7,491	$6,494

Face value of long-term debt, non-current	$310,654	$315,774
Less: Non-current portion of unamortized debt discounts and deferred financing fees	(1,550)	(2,559)
Long-term debt, net of debt discounts and deferred financing fees	$309,104	$313,215

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

On November 17, 2017, the Corporate Credit Agreement was amended to convert the interest rate applicable to 50% of the then-outstanding principal balance, or $75.0 million, from a variable interest rate of LIBOR plus 6.0% with a LIBOR floor of 1.0% to a fixed rate of 8.2%. The remaining 50% of the then-outstanding principal balance, of $75.0 million, continued to bear interest at LIBOR plus 6.0% with a LIBOR floor of 1.0%. All other material terms of the original credit agreement remained substantially unchanged.

On August 28, 2018, the Corporate Credit Agreement was amended to modify certain agreement definitions and non-financial covenants. All other material terms of the original credit agreement remained substantially unchanged.

On November 1, 2018, the Corporate Credit Agreement was amended to: (i) add AquaVenture Holdings Inc.,  a wholly-owned subsidiary of the Company, as a borrower under the Amended Corporate Credit Agreement, (ii) increase net borrowings by $110.0 million to an aggregate principal amount of $260.0 million, (iii) reduce the interest rate for the original $150.0 million borrowings by 50 basis points on both the variable and fixed interest portions and (iv) amend certain financial covenant requirements. Of the incremental net borrowing of $110.0 million, $70.0 million bears interest at a variable rate of LIBOR plus 5.5% with a LIBOR floor of 1.0%, and the remaining $40.0 million bears interest at a fixed rate of 8.7%. In the aggregate, including the aforementioned interest rate reduction, $145.0 million of borrowings bear interest at a variable rate of LIBOR plus 5.5% with a LIBOR floor of 1.0% and the remaining $115.0 million of borrowings bear interest at a weighted average fixed rate of 8.0%. A declining prepayment fee on the incremental borrowing was due upon repayment if it occurred prior to November 1, 2019. All other material terms of the Corporate Credit Agreement remained substantially unchanged.

On December 20, 2018, the Corporate Credit Agreement was amended to increase its borrowings by $40 million to an aggregate principal amount of $300 million. The incremental borrowings bear interest at a variable rate of LIBOR plus 5.5% with a LIBOR floor of 1.0%. A prepayment fee on the incremental borrowing, which declines over time, was due upon repayment if it occurred prior to December 20, 2019. These additional borrowings are non-amortizing and mature in August 2021. All other terms of the Corporate Credit Agreement remained substantially unchanged.

On December 10, 2019, the Corporate Credit Agreement was amended to modify certain covenants. All other material terms of the original credit agreement remained substantially unchanged.

As of December 31, 2019, the weighted‑average interest rate was 7.7%.

The Corporate Credit Agreement is guaranteed by AquaVenture Holdings Limited along with certain subsidiaries and contains financial and nonfinancial covenants. The financial covenants include minimum interest coverage ratio and maximum leverage ratio requirements, as defined in the Corporate Credit Agreement, and are calculated using consolidated financial information of AquaVenture Holdings Limited excluding the results of AquaVenture (BVI) Holdings Limited and its subsidiary Seven Seas Water (BVI) Limited. In addition, the Corporate Credit Agreement contains customary negative covenants limiting, among other things, indebtedness, investments, liens, dispositions of assets, restricted payments (including dividends), transactions with affiliates, prepayments of indebtedness, capital expenditures, changes in nature of business and amendments to documents. As of December 31, 2019, the Company was in compliance with, or received waivers for breaches of, all such covenants.

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

As of December 31, 2019, the weighted-average interest rate was 5.1%. Seven Seas Water (BVI) Ltd. may prepay the principal amounts of the loans at par prior to the maturity date, in whole or in part.

The BVI Loan Agreement includes both financial and nonfinancial covenants, limits the amount of additional indebtedness that Seven Seas Water (BVI) Ltd. can incur and places annual limits on capital expenditures for this subsidiary. The BVI Loan Agreement also places restrictions on distributions made by Seven Seas Water (BVI) Ltd. which is only permitted to make distributions to shareholders and affiliates of AquaVenture Holdings Limited if specified debt service coverage and loan life coverage ratios are met and it is in compliance with all loan covenants. The BVI Loan Agreement contains a number of negative covenants restricting, among other things, indebtedness, investments, liens, dispositions of assets, restricted payments (including dividends), mergers and acquisitions, accounting changes, transactions with affiliates, prepayments of indebtedness, capital expenditures, and changes in nature of business and joint ventures. In addition, Seven Seas Water (BVI) Ltd is subject to quarterly financial covenant compliance, including minimum debt service and loan life coverage ratios, and must maintain minimum debt service reserve and maintenance reserve funds with the bank in addition to other minimum balance requirements as set forth in the agreement. As of December 31, 2019, Seven Seas Water (BVI) Ltd. was in compliance with, or received waivers for breaches of, all such covenants.

Other Debt

The Company primarily finances its vehicles under three‑year terms with interest rates per annum ranging from 3.0% to 4.5%.

Maturities of Long‑Term Debt

Maturities of long‑term debt were as follows as of December 31, 2019 (in thousands):

Amount Due
2020	$7,520
2021	307,303
2022	3,351
2023	—
2024 and thereafter	—
Total face value of long-term debt	$318,174

Restricted Net Assets

The Corporate Credit Agreement contains no restrictions on the transfer of net assets in the form of loans, advances or cash dividends to the ultimate parent company.

In accordance with the negative covenants as defined within the BVI Loan Agreement, Seven Seas Water (BVI) Ltd. is restricted from declaring dividends unless certain criteria, including financial ratios and operational commitments, under the BVI Loan Agreement have been met. Seven Seas Water (BVI) Ltd. met all the requirements as of December 31, 2019 and 2018 and thus, there were no net asset restrictions for 2019 or 2018.

As of December 31, 2019 and 2018, there were no restricted net assets of the Company.

Deferred Financing Fees

The Company incurred debt financing fees in relation to long‑term debt arrangements. These fees are amortized over the term of the related debt using the effective interest method. At December 31, 2019, 2018 and 2017, deferred financing fees, net of amortization, were $1.6 million, $2.6 million and $3.3 million, respectively, and were recorded in long‑term debt in the consolidated balance sheets. Amortization expense related to debt financing fees for the years ended December 31, 2019, 2018 and 2017 was $1.0 million, $1.0 million, $1.0 million respectively, and was included in interest expense in the consolidated statements of operations and comprehensive income.

11. Fair Value Measurements

At December 31, 2019 and 2018, the Company had the following assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets:

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

There were no transfers into or out of Level 1, 2 or 3 assets during the years ended December 31, 2019 and 2018. Transfers between levels are deemed to have occurred if the lowest level of input were to change.

The Company’s fair value measurements as of December 31, 2019 and 2018 were as follows (in thousands):

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Asset/	for Identical	Observable	Unobservable
Assets/Liabilities Measured at Fair Value	(Liability)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
As of December 31, 2019
Recurring basis:
Money market funds	$842	$842	$—	$—
U.S. Treasury securities	$68,767	$68,767	$—	$—
Acquisition contingent consideration	$(3,370)	$—	$—	$(3,370)
As of December 31, 2018
Recurring basis:
Money market funds	$42,135	$42,135	$—	$—
Acquisition contingent consideration	$(3,109)	$—	$—	$(3,109)

See Note 15— “Commitments and Contingencies” for changes in the estimated fair value and additional information on the acquisition contingent consideration.

12. Share‑based Compensation

AquaVenture Equity Awards

On September 22, 2016, the Company approved and adopted the AquaVenture Holdings Limited 2016 Share Option and Incentive Plan (“2016 Plan”), which allows for the issuance of incentive share options, non-qualified share options, share appreciation rights, restricted share units, restricted share awards, unrestricted share awards, cash-based awards, performance share awards and dividend equivalent rights to officers, employees, managers, directors and other key persons, including consultants to the Company. The aggregate number of ordinary shares initially authorized for issuance, subject to adjustment upon a change in capitalization, under the 2016 Plan was 5.0 million shares. The shares authorized for issuance increase annually by 4% of the number of ordinary shares issued and outstanding on the immediately preceding December 31. As of December 31, 2019, the number of ordinary shares authorized for issuance under the 2016 Plan was 8.2 million shares.

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

The Company uses the Black‑Scholes option pricing model to determine the fair value of the options to purchase ordinary shares under the plan. There were no options to purchase ordinary shares granted during the years ended December 31, 2019 and December 31, 2018. The following weighted average assumptions were used to determine such fair values of the option awards granted during the year ended December 31, 2017:

2017
Options to
Purchase
Ordinary Shares
Expected term (years)	6.3
Expected volatility	31.2%
Risk-free rate	2.1%
Expected dividends	—%

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

The following table presents the activity of options to purchase ordinary shares for the years ended December 31, 2019, 2018 and 2017 (in thousands, except per share amounts):

	Options to Purchase
	Ordinary Shares
		Weighted
		Average	Weighted
		Exercise	Average
	Number of	Price	Grant Date
	Options	Per Share	Fair Value
Outstanding as of December 31, 2016	3,741	$18.31
Granted	78	$16.07	$5.62
Exercised	(8)	$9.05
Forfeited	(99)	$18.52
Expired	(27)	$23.53
Outstanding as of December 31, 2017	3,685	$18.24
Granted	—	$—	$—
Exercised	(30)	$14.60
Forfeited	(32)	$17.43
Expired	(36)	$19.92
Outstanding as of December 31, 2018	3,587	$18.26
Granted	—	$—	$—
Exercised	(178)	$17.37
Forfeited	(13)	$18.49
Expired	(38)	$22.26
Outstanding as of December 31, 2019	3,358	$18.26
Exercisable as of December 31, 2019	3,229	$18.28

As mentioned above, there were no options to purchase ordinary shares granted during the year ended December 31, 2019. The remaining weighted‑average contractual term for options to purchase ordinary shares outstanding as of December 31, 2019 was 6.7 years. The remaining weighted‑average contractual term for options to purchase ordinary shares exercisable as of December 31, 2019 was 6.7 years. The aggregate intrinsic value of options to purchase ordinary shares outstanding as of December 31, 2019 was $30.1 million. The aggregate intrinsic value of options to purchase ordinary shares exercisable as of December 31, 2019 was $28.9 million.

As of December 31, 2019, total unrecognized compensation expense related to the options to purchase ordinary shares was $0.6 million, which will be recognized over a weighted‑average remaining period of 0.6 years.

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

The following table presents the activity of restricted awards for the years ended December 31, 2019, 2018 and 2017 (in thousands, except per share amounts):

	Restricted Share Units
		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Unvested as of December 31, 2016	202	$19.80
Granted	57	$17.33
Vested	(101)	$19.62
Forfeited	(8)	$19.97
Unvested as of December 31, 2017	150	$18.97
Granted	430	$15.30
Vested	(145)	$19.01
Forfeited	(11)	$15.23
Unvested as of December 31, 2018	424	$15.33
Granted	407	$20.76
Vested	(182)	$15.30
Forfeited	(24)	$18.09
Unvested as of December 31, 2019	625	$18.77

During the year ended December 31, 2019, the Company granted 0.4 million restricted share units to employees, non-employee consultants and certain members of the Company’s board of directors. Restricted share units granted to employees and non-employee consultants typically have a time-based vesting schedule of four years, primarily with 25% vesting on the first anniversary of the date of grant and the remaining 75% vesting quarterly over the remaining three years. Restricted share units granted to certain members of the Company’s board of directors typically vest in full on the first anniversary of the date of the grant. The fair market value of restricted share units is determined based on the closing share price of the Company’s ordinary shares on the date of grant and is amortized on a straight-line basis over the requisite service period. The aggregate grant date fair value of the awards granted during the year ended December 31, 2019 was $8.5 million.

As of December 31, 2019, total unrecognized compensation expense related to the restricted share units was $9.6 million, which will be recognized over a weighted‑average remaining period of 1.5 years.

Employee Stock Purchase Plan

Under the 2016 Employee Share Purchase Plan (“2016 ESPP”), the Company offers eligible employee participants the right to purchase the Company’s ordinary shares at a price equal to the lesser of 85% of the closing market price on the first or last day of an established offering period. Under the 2016 ESPP, 24 thousand shares were sold to eligible employees during the year ended December 31, 2019. Share-based compensation expense is recognized based on the fair value of the employees’ purchase rights under the 2016 ESPP and is amortized on a straight-line basis over the offering period. The shares authorized for issuance under the 2016 ESPP increase annually on January 1, through 2021, by the lesser of: (i) 1% of the number of shares issued and outstanding on the immediately preceding December 31, (ii) 200,000 shares, or (iii) such number of shares as determined by the administrator of the 2016 ESPP. As of December 31, 2019, the number of ordinary shares authorized for issuance under the 2016 ESPP was 0.9 million shares.

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

During the year ended December 31, 2019, the Company granted 25 thousand phantom share units to Eligible Directors, including 17 thousand phantom share units subject to a 12 month vesting period and 8 thousand phantom shares that are immediately vested. The aggregate grant date fair value of the awards granted during the year ended December 31, 2019 was $0.5 million.

During the year ended December 31, 2019, approximately 9 thousand phantom share units were forfeited pursuant to the terms in the Deferred Compensation Program. During the year ended December 31, 2019, 12 thousand phantom share units were converted to 12 thousand ordinary shares of the Company pursuant to the terms in the Deferred Compensation Program.

At December 31, 2019, 52 thousand phantom shares remained outstanding.

Share‑Based Compensation Expense

Total share‑based compensation expense recognized for all equity awards during the years ended December 31, 2019, 2018 and 2017 was $5.0 million, $11.2 million and $12.1 million, respectively. For the year ended December 31, 2019, $4.8 million and $0.2 million were recorded in SG&A and cost of revenues, respectively, within the consolidated statements of operations and comprehensive income. For the year ended December 31, 2018, $11.0 million and $0.2 were recorded in SG&A and cost of revenues, respectively, within the consolidated statements of operations and comprehensive income. For the year ended December 31, 2017, $11.7 million and $0.4 were recorded in SG&A and cost of revenues, respectively, within the consolidated statements of operations and comprehensive income.

There was no related tax benefit for the years ended December 31, 2019, 2018 and 2017.

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

The following table reconciles net loss to net loss applicable to ordinary shareholders for the periods presented (in thousands, except per share amounts):

	Year Ended
	December 31,
	2019	2018	2017
Numerator:
Net loss	$(20,075)	$(20,728)	$(24,894)

Denominator:
Weighted-average ordinary shares outstanding - basic and diluted	29,212	26,583	26,426

Loss per share - basic and diluted	$(0.69)	$(0.78)	$(0.94)

Given that the Company had a net loss for the periods presented, the calculation of diluted loss per share is computed using basic weighted average ordinary shares outstanding.

For the years ended December 31, 2019, 2018 and 2017, approximately 4.1 million,  4.1 million and 3.9 million weighted-average outstanding share awards, respectively, were excluded from the calculation of diluted earnings per share because their effect was antidilutive.

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

The Company’s expense for both the plans for the years ended December 31, 2019, 2018 and 2017 was $1.0  million, $0.8 million and $0.7 million, respectively.

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

During the years ended December 31, 2019, 2018 and 2017, the Company recorded accretion expense of $52 thousand, $50 thousand and $49 thousand, respectively. During the year ended December 31, 2019, the Company performed certain asset retirement activities and settled ARO liabilities of $3 thousand upon the conclusion of certain of its contracts. During the year ended December 31, 2019, the Company released certain ARO liabilities of $0.9 million as it no longer had an obligation under certain contracts due to the amendment of the underlying contract or sale of underlying equipment. The Company recorded a valuation adjustment of $24 thousand during the year ended December 31, 2019, respectively, which was recorded in cost of revenues in the consolidated statements of operations and comprehensive income. No valuation adjustments were recorded during the years ended December 31, 2018 and 2017.

At December 31, 2019 and 2018, the current portion of the ARO liabilities was $0 and $0.7 million, respectively, and was recorded in accrued liabilities in the consolidated balance sheets. At December 31, 2019 and 2018, the long‑term portion of the ARO liabilities was $0.3 million and $0.5 million, respectively, and was recorded in other long‑term liabilities in the consolidated balance sheets.

As of December 31, 2019, the Company estimated remaining payments (undiscounted) for the ARO liability to be $0.5 million.

Acquisition Contingent Consideration

Acquisition contingent consideration represents the additional purchase price that was derived in connection with certain acquisitions.

A reconciliation of the beginning and ending amounts of the acquisition contingent consideration for the periods presented is as follows (in thousands):

	Year Ended December 31,
	2019	2018
Acquisition contingent consideration at beginning of the period	$3,109	$50
Acquired during the period	2,321	3,198
Payments	(2,336)	(112)
Valuation adjustments	136	(40)
Interest accretion	140	13
Acquisition contingent consideration at end of the period	$3,370	$3,109

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

The Company recorded interest accretion expense within the consolidated statements of operations and comprehensive income of $140 thousand, $13 thousand and $0, respectively, for the years ended December 31, 2019, 2018 and 2017.

The Company recorded a valuation adjustments of $136 thousand for the change in fair value during the year ended December 31, 2019, which was composed of (i) $191 thousand which was recorded in SG&A in the consolidated statements of operations and comprehensive income and (ii) $(55) thousand that was part of final purchase price allocation adjustments. The Company recorded a valuation adjustment of ($40) thousand for the change in fair value during the year ended December 31, 2018, which was recorded in SG&A in the consolidated statements of operations and comprehensive income. There were no valuation adjustments for the year ended December 31, 2017.

At December 31, 2019 and 2018, $3.1 million and $2.7 million, respectively, was deemed current and was recorded in accrued liabilities in the consolidated balance sheets. At December 31, 2019 and 2018, $0.3 million and $0.4 million, respectively, was deemed long-term and was recorded in other long-term liabilities in the consolidated balance sheets.

Litigation

The Company, may, from time to time, be a party to legal proceedings, claims, and administrative matters that arise in the normal course of business. The Company has made accruals with respect to certain of these matters, where appropriate, that are reflected in the consolidated financial statements but are not, individually or in the aggregate, considered material. For other matters for which an accrual has not been made, the Company has not yet determined that a loss is probable or the amount of loss cannot be reasonably estimated. While the ultimate outcome of the matters cannot be determined, the Company currently does not expect that these proceedings and claims, individually or in the aggregate, will have a material effect on its consolidated financial position, results of operations, or cash flows. The outcome of any litigation is inherently uncertain, however, and if decided adversely to the Company, or if the Company determines that settlement of particular litigation is appropriate, the Company may be subject to liability that could have a material adverse effect on its consolidated financial position, results of operations, or cash flows. The Company maintains liability insurance in such amounts and with such coverage and deductibles as management believes is reasonable. The principal liability risks that the Company insures against are customer lawsuits caused by damage or nonperformance, workers’ compensation, personal injury, bodily injury, property damage, directors’ and officers’ liability, errors and omissions, employment practices liability and fidelity losses. There can be no assurance that the Company’s liability insurance will cover any or all events or that the limits of coverage will be sufficient to fully cover all liabilities. As of December 31, 2019 and 2018, the Company determined there are no matters for which a material loss is reasonably possible or the Company has either determined that the range of loss is not reasonably estimable or that any reasonably estimable range of loss is not material to the consolidated financial statements.

Since the announcement of the Merger Agreement on December 23, 2019, three putative class actions have been filed in connection with the proposed Merger. On February 4, 2020, in connection with the merger, a putative class action lawsuit, Post v. AquaVenture Holdings Ltd., et al., 1:20-cv-174, was filed by purported shareholder Joseph Post against our Company and our directors in the United States District Court for the District of Delaware.  On February 12, 2020, in connection with the merger, a lawsuit, Hamilton v. AquaVenture Holdings Ltd., et al., 1:19-cv-01227, was filed as an individual action by purported shareholder Peter Hamilton against our Company and our directors in the United States District Court for the Southern District of New York. On February 20, 2020, purported shareholder Christopher Jagt filed an individual lawsuit against the Company and its directors in the United States District Court for the Eastern district of New York, captioned Jagt v. AquaVenture Holdings Ltd., et. al. 1:20-cv-931. These complaints allege that, because the proxy statement concerning the Merger is materially deficient in certain respects, all of the defendants violated Sections 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and that the directors additionally violated Section 20(a) of the Exchange Act. The complaints seek, among other things, (1) injunctive relief preventing consummation of the Merger, (2) rescissory damage or rescission of the Merger if it has already occurred; and (3) costs and fees, including attorney and expert fees, related to the actions. The defendants believe that the respective allegations asserted against them in the lawsuits are without merit and intend to defend against the lawsuits vigorously. Similar cases may also be filed in connection with the merger. These legal proceedings could delay or prevent the Merger from becoming effective.

16. Supplemental Cash Flow Information

Supplemental cash flow information is as follows for the years ended December 31 (in thousands):

	Year Ended
	December 31,
	2019	2018	2017
Cash paid during the period:
Income taxes, net	$2,334	$1,903	$1,373
Interest, net	$24,514	$14,044	$7,474
Non-Cash Transaction Information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,539	$—	$—
Non-cash capital expenditures	$4,587	$2,890	$994
Deferred tax adjustment	$—	$—	$1,672
Unpaid debt financing costs	$—	$86	$47
Non-cash issuance of ordinary shares in connection with an acquisition	$—	$2,041	$—

The components of total ending cash for the periods presented in the consolidated statement of cash flows are as follows (in thousands):

	As of
	December 31,
	2019	2018	2017
Cash and cash equivalents	$103,307	$56,618	$118,090
Restricted cash, current	—	—	—
Restricted cash, non-current	4,233	4,153	4,269
Cash, cash equivalents and restricted cash	$107,540	$60,771	$122,359

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

Seven Seas Water provides outsourced desalination solutions and wastewater treatment and water reuse solutions for governmental, municipal (including utility districts), industrial, property developers and hospitality customers in the Caribbean region, the United States and in South America. Quench rents and sells bottleless filtered water coolers and other products that use filtered water as an input, such as ice machines, sparkling water dispensers and coffee brewers, to customers throughout the United States and Canada.

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

The following table provides information by reportable segment and a reconciliation to the consolidated results for the year ended December 31, 2019 (in thousands):

	Year Ended December 31, 2019
	Seven Seas		Corporate
	Water	Quench	& Other	Total
Revenues:
Bulk water	$60,460	$—	$—	$60,460
Rental	14,788	79,494	—	94,282
Product sales	9,418	35,656	—	45,074
Financing	3,671	—	—	3,671
Total revenues	88,337	115,150	—	203,487
Gross profit:
Bulk water	32,760	—	—	32,760
Rental	9,901	41,888	—	51,789
Product sales	1,410	14,334	—	15,744
Financing	3,671	—	—	3,671
Total gross profit	47,742	56,222	—	103,964
Selling, general and administrative expenses	24,974	59,580	11,432	95,986
Income (loss) from operations	22,768	(3,358)	(11,432)	7,978
Other expense, net				(25,846)
Loss before income tax expense				(17,868)
Income tax expense				2,207
Net loss				$(20,075)
Other information:
Depreciation and amortization	$24,044	$30,102	$—	$54,146
Expenditures for long-lived assets	$20,995	$15,617	$—	$36,612
Amortization of deferred financing fees	$278	$203	$536	$1,017
As of December 31, 2019
Total assets	$391,719	$332,063	$73,799	$797,581

The following table provides information by reportable segment and a reconciliation to the consolidated results for the year ended December 31, 2018 (in thousands):

	Year Ended December 31, 2018
	Seven Seas		Corporate
	Water	Quench	& Other	Total
Revenues:
Bulk water	$57,262	$—	$—	$57,262
Rental	2,318	61,898	—	64,216
Product sales	2,817	17,288	—	20,105
Financing	4,025	—	—	4,025
Total revenues	66,422	79,186	—	145,608
Gross profit:
Bulk water	30,746	—	—	30,746
Rental	1,731	34,460	—	36,191
Product sales	493	6,047	—	6,540
Financing	4,025	—	—	4,025
Total gross profit	36,995	40,507	—	77,502
Selling, general and administrative expenses	30,143	48,670	4,832	83,645
Income (loss) from operations	6,852	(8,163)	(4,832)	(6,143)
Other expense, net				(15,896)
Loss before income tax benefit				(22,039)
Income tax benefit				(1,311)
Net loss				$(20,728)
Other information:
Depreciation and amortization	$15,469	$19,064	$—	$34,533
Expenditures for long-lived assets	$3,521	$16,105	$—	$19,626
Amortization of deferred financing fees	$263	$203	$497	$963
As of December 31, 2018
Total assets	$385,649	$300,195	$39,619	$725,463

The following table provides information by reportable segment and a reconciliation to the consolidated results for the year ended December 31, 2017 (in thousands):

	Year Ended December 31, 2017
	Seven Seas		Corporate
	Water	Quench	& Other	Total
Revenues:
Bulk water	$53,436	$—	$—	$53,436
Rental	—	52,997	—	52,997
Product sales	—	9,796	—	9,796
Financing	4,534	—	—	4,534
Total revenues	57,970	62,793	—	120,763
Gross profit:
Bulk water	26,291	—	—	26,291
Rental	—	29,513	—	29,513
Product sales	—	4,017	—	4,017
Financing	4,534	—	—	4,534
Total gross profit	30,825	33,530	—	64,355
Selling, general and administrative expenses	28,431	39,400	4,590	72,421
Income (loss) from operations	2,394	(5,870)	(4,590)	(8,066)
Other expense, net				(13,387)
Loss before income tax				(21,453)
Income tax expense				3,441
Net loss				$(24,894)
Other information:
Depreciation and amortization expense	$14,306	$15,342	$—	$29,648
Loss on extinguishment of debt	$820	$569	$—	$1,389
Expenditures for long-lived assets	$1,990	$12,455	$—	$14,445
Amortization of deferred financing fees	$430	$250	$198	$878
As of December 31, 2017
Total assets	$254,202	$202,456	$97,287	$553,945

Revenues earned by major geographical region were (in thousands):

	Year Ended December 31,
	2019	2018	2017
United States	$135,918	$81,988	$62,552
Foreign:
Trinidad & Tobago	14,171	14,294	14,107
US. Virgin Islands	11,991	10,606	9,355
British Virgin Islands	10,209	9,821	9,069
Curaçao	8,147	7,704	7,517
St. Maarten	8,270	7,698	7,396
Peru	6,835	7,599	7,529
Turks and Caicos	2,331	2,455	2,069
Canada	2,859	2,359	253
All other countries	2,756	1,084	916
Total foreign	67,569	63,620	58,211
Total revenues	$203,487	$145,608	$120,763

Revenues earned from major customers, which are all included within the Seven Seas Water reportable segment, were (in thousands):

	Year Ended December 31,
	2019	2018	2017
Customer in Trinidad & Tobago	$14,171	$14,294	$14,107
Percentage of total revenues	7%	10%	12%

See Note 4—“Revenue” for revenues from external customers for each product and service by segment.

Long‑lived assets, which include property, plant and equipment, net and construction in process, by major geographic region were (in thousands):

	December 31,
	2019	2018
United States	$103,818	$80,386
Foreign:
Trinidad & Tobago	35,501	39,030
US. Virgin Islands	28,054	25,314
British Virgin Islands	6,864	9,038
Anguilla	5,346	3,425
Turks and Caicos	2,989	2,914
All other countries	2,387	5,384
Total foreign	81,141	85,105
	$184,959	$165,491

18. Significant Concentrations, Risks and Uncertainties

The Company is exposed to interest rate risk resulting from its variable rate loans outstanding that adjust with movements in LIBOR.

For the year ended December 31, 2019, a significant portion of the Company’s revenues were derived from territories and countries in the Caribbean region. Demand for water in the Caribbean region is impacted by, among other things, levels of rainfall, natural disaster or other catastrophic events, the tourism industry and demand from our industrial clients. Destruction caused by tropical storms and hurricanes, high levels of rainfall, downturn in the level of tourism and demand for real estate could all adversely impact the future performance of the Company as well as cause delays in collections from the Company’s customers.

At December 31, 2019, a significant portion of the Company’s property, plant and equipment is located in the Caribbean region. The Caribbean islands are situated in a geography where tropical storms and hurricanes occur with regularity, especially during certain times of the year. The Company designs its plant facilities to withstand such conditions; however, a major storm could result in plant damage or periods of reduced consumption or unavailability of electricity or source seawater needed to produce water in one or more of our locations. It is the Company’s policy to maintain adequate levels of property and casualty insurance; however, the Company only insures certain of its plants for wind damage.

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

19. Quarterly Financial Data (Unaudited)

The following tables provides quarterly information for the years ended December 31, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended
	March 31	June 30	September 30	December 31
2019
Total revenues	$46,562	$51,387	$52,947	$52,591
Gross profit	24,315	26,572	26,473	26,604
Income from operations	1,446	3,703	2,955	(126)
Net loss	(5,664)	(3,475)	(3,937)	(6,999)
Loss per share-basic and diluted	(0.21)	(0.13)	(0.13)	(0.22)

	Three Months Ended
	March 31	June 30	September 30	December 31
2018
Total revenues	$32,514	$34,445	$36,824	$41,825
Gross profit	17,025	18,206	19,667	22,604
Loss from operations	(2,549)	(1,083)	(1,159)	(1,352)
Net loss	(6,346)	(4,921)	(2,732)	(6,729)
Loss per share-basic and diluted	(0.24)	(0.19)	(0.10)	(0.25)

20. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements for the year ended December 31, 2019. The subsequent events included the following:

•

On January 13, 2020, Quench acquired substantially all of the assets and assumed certain liabilities of Smart Water Solutions, LLC (“Smart Water Solutions”), a POU water filtration company based in Butler, New Jersey, pursuant to an asset purchase agreement. The estimated aggregate purchase price, subject to adjustments, was $1.2 million, which included approximately $1.1 million of cash and $0.1 million payable on the one-year anniversary of the transaction. The assets acquired consist primarily of in-place lease agreements and the related POU systems in the United States.

Due primarily to the timing of the acquisition and the complexities involved with determining fair value of assets acquired, the Company has not yet completed the allocation of the net assets acquired.

The revenues and related expenses from the acquired in-place lease agreements will be included in the Quench reportable segment from the date of acquisition. The Quench business completed the acquisition of Smart Water Solutions to expand its installed base of POU systems in the United States.

•

On February 5, 2020, effective February 3, 2020, Quench acquired substantially all of the assets and assumed certain liabilities of Krystal Kleer LLC (“Krystal Kleer”), a POU water filtration company based in Meridian, Connecticut, pursuant to an asset purchase agreement. The estimated aggregate purchase price, subject to adjustments, was $8.9 million, which included approximately $7.1 million of cash, $0.8 million payable on the one-year anniversary of the transaction and $1.0 million of acquisition contingent consideration. The assets acquired consist primarily of in-place lease agreements and the related POU systems in the United States.

Due primarily to the timing of the acquisition and the complexities involved with determining fair value of assets acquired, the Company has not yet completed the allocation of the net assets acquired.

The revenues and related expenses from the acquired in-place lease agreements will be included in the Quench reportable segment from the date of acquisition. The Quench business completed the acquisition of Krystal Kleer to expand its installed base of POU systems in the United States.

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

As of December 31, 2019, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our principal executive officer and principal financial officer have concluded, based upon the evaluation described above, that, as of December 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)     Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (the 2013 Framework). Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 and concluded that it was effective.

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

(d)     Changes in Internal Control over Financial Reporting

In connection with the adoption of guidance regarding leases, we have implemented additional preventative and detective controls around the recording and disclosure of leases, including but not limited to the accumulation of accurate information, review of critical assumptions, the calculation of right-of-use assets and lease liabilities for the period and the completeness and accuracy of new disclosure requirements. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2019 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART  III

Item 10. Directors, Executive Ofﬁcers and Corporate Governance.

Name	Age	Position(s)
Executive Officers:
Anthony Ibarguen	60	President, Chief Executive Officer and Director
Lee Muller	59	Chief Financial Officer, Treasurer and Assistant Secretary
Douglas Brown	65	Chairman of the Board and Director
Olaf Krohg	58	Chief Executive Officer, Seven Seas Water
Brian Miller	54	Senior Vice President and General Counsel

Non-Employee Directors:
Debra Coy(2)(3)	62	Director
Hugh Evans(1)(3)	53	Director
Paul Hanrahan(1)	62	Director
David Lincoln(1)(3)	63	Director
Timothy J. Whall (1)(2)	58	Director
Cyril Meduña(2)(3)	62	Director
Richard Reilly(2)	72	Director

(1)	Member of Compensation Committee.

(2)	Member of Audit Committee.

(3)	Member of the Nominating and Corporate Governance Committee

Executive Officers

Anthony Ibarguen, 60, has served as our Chief Executive Officer since January 2019. He has served as a member of our Board and President since June 2014 and as the Chief Executive Officer of Quench since October 2010. Mr. Ibarguen has also served on the board of directors of the Federal Reserve Bank of Philadelphia since January 2018 and on the board of directors of Insight Enterprises, Inc. (NASDAQ: NSIT), a Fortune 500 information technology business, since July 2008. He served as Insight’s interim Chief Executive Officer in 2009. From 2004 to 2008, he was the Chief Executive Officer of Alliance Consulting Group, a privately held information technology consulting firm. During that time, he also served on the board of directors of CCOR Inc., a global on-demand network solutions provider (NASDAQ: ARRS). He holds a B.A. in Marketing from Boston College and an M.B.A. from Harvard Business School. We believe Mr. Ibarguen is qualified to serve on our Board because of his experience as an executive officer of the Company and Quench, as well as his extensive experience as a business leader, board member and investor.

Lee Muller, 59, has served as our Senior Vice President and Chief Financial Officer since October 2014. Mr. Muller has been Senior Vice President and Chief Financial Officer of our Seven Seas Water business since December 2013. From October 2005 to December 2012, Mr. Muller served in various executive capacities, including Executive Vice President and Chief Financial Officer, at ContourGlobal plc, a developer, owner and operator of electric power businesses. Mr. Muller was also an investment banker with Goldman Sachs for over 10 years where he specialized in international project finance. Mr. Muller holds a B.S. in Accounting and Finance from Boston University and an M.B.A. from the University of Chicago.

Douglas Brown, 65, founded the Company in December 2006 and has served as our Chairman of the Board since January 2007. Mr. Brown served as our Chief Executive Officer from January 2007 to October 2012 and from October 2014 to December 2018. Mr. Brown has also served as Chief Executive Officer of the Seven Seas Water business from January 2007 to October 2012 and from October 2014 through December 2018. From 2003 to 2005 Mr. Brown served as the Chief Executive Officer of Ionics, Incorporated (NYSE: ION), a water purification technology company that was sold to General Electric in 2005. Together with his prior experience at Ionics, he has more than 20 years of experience in the water industry. Before joining Ionics, Mr. Brown spent 17 years at Advent International Corporation, a global private equity firm, the last seven years of which he was chief executive officer. He also serves as an operating partner and senior advisor of Element Partners, a private equity firm. Mr. Brown received a B.S. in Chemical Engineering from Massachusetts Institute of Technology and an M.B.A. from Harvard Business School where he was designated a Baker Scholar and a Loeb Rhodes Fellow in Finance. We believe Mr. Brown is qualified to serve on our Board because of his experience as an executive officer of our company, his extensive business, management and executive experience and his experience as a seasoned investor.

Olaf Krohg, 58, has served as the Chief Executive Officer of Seven Seas Water since January 2019. Mr. Krohg served as the Vice President of Mergers and Acquisitions of Seven Seas Water from June 2016 to December 2018. Previously, Mr. Krohg served as President and Chief Executive Officer of Scallop Imaging LLC from 2014 to 2015. From 2004 to 2013, Mr. Krohg served in various leadership roles, including Chairman and Chief Executive Officer, of Dimensional Photonics International, Inc., which was acquired by Danaher Corporation (NYSE: DHR) in 2010. Prior to 2004, Mr. Krohg served in partner and director roles for various private equity firms and their portfolio companies, including Advent International from 1992 to 2001. He has also served as a management consultant with McKinsey & Company. Mr. Krohg holds a B.S. in Business Administration from Boston University and an M.B.A. from Harvard Business School.

Brian Miller, 54, has served as Senior Vice President and General Counsel since May 2019. Previously, Mr. Miller served in various leadership positions with AES Corporation, a Fortune 200 global power company, from July 2001 to March 2018. His leadership positions included Executive Vice President, General Counsel and Corporate Secretary from 2005 to 2018 in addition to co-head of Business Development, Deputy General Counsel, Chief Compliance Officer, Corporate Secretary, General Counsel for North America and Assistant General Counsel. He also was responsible at times for the management of other teams, including cyber security, stakeholder management, internal audit and independent review, and served as Chair or member of numerous AES subsidiary and/or joint venture Boards. During his tenure at AES, Mr. Miller was recognized with numerous awards including “Distinguished General Counsel” by the New York Stock Exchange in 2015. From 1990 to 2001, Mr. Miller served as counsel in the New York office of Chadbourne and Parke, LLP. Mr. Miller holds a B.A. in History and Economics from Boston College and a juris doctorate degree from the University of Connecticut School of Law.

Directors

Debra Coy,  62, has served as a member of our Board of Directors since February 2019. Ms. Coy has served as a partner with XPV Water Partners, the largest water-focused growth equity fund in North America, since 2015 and as an advisor to the firm from 2010 to 2015. From 2010 to 2015, she served as a principal of Svanda & Coy Consulting, providing strategic capital markets advisory services for water sector investors, corporations and municipal utilities. Before 2010, she led coverage of the global water sector as Managing Director of the capital markets group at Janney Montgomery Scott and held senior equity research positions at the Stanford Washington Research Group, Schwab Capital Markets, HSBC Securities and National Westminster Bank. In addition, Ms. Coy has served on the Board of Directors of Global Water Resources, Inc. (NASDAQ: GWRS) since May 2018 and Willdan Group, Inc. (NASDAQ: WLDN) since March 2018. From 2013 until 2016, Ms. Coy served as a non-executive director for Headworks International, Inc., a wastewater treatment technology firm. Ms. Coy has also served as co-chair of the Water Environment Federation’s Global Water Strategies Council. She received a B.A. in English and Journalism from Southern Adventist University in Tennessee and an M.A. in Journalism from the University of Maryland. We believe Ms. Coy is qualified to serve on our Board because of her board membership, water market and investor experience.

Hugh Evans, 53, has served as a member of our Board of Directors since 2013.  Mr. Evans is currently Director of Capital Markets at CollPlant Biotechnologies. Mr. Evans previously managed corporate development activities for 3D

Systems Corporation, a leading 3D printing company, from March 2013 through January 2019. He also held an operating role leading its digitization business unit during that time.  Prior to 3D Systems, Mr. Evans served as an analyst and portfolio manager at T. Rowe Price Associates for more than 20 years. He holds a B.A. from the University of Virginia and an M.B.A. from Stanford University. We believe Mr. Evans is qualified to serve on our Board because of his executive and investment experience.

Paul Hanrahan, 62, has served as a member of our Board of Directors since 2012.  Mr. Hanrahan served as Chief Executive Officer of Globeleq Africa Ltd, a United Kingdom company developing, owning and operating electric power businesses in Africa, from September 2017 to January 2020. He also served as Chief Executive Officer and co-founder of American Capital Energy & Infrastructure, a private equity firm that invests in energy infrastructure assets, from September 2012 to December 2016. Prior to establishing American Capital Energy & Infrastructure, from June 2002 to September 2011, Mr. Hanrahan served as the Chief Executive Officer and President of The AES Corporation (NYSE: AES), one of the largest global energy infrastructure companies in the world. Mr. Hanrahan serves on the board of Ingredion Incorporated (NYSE: INGR). He has also served on the boards of other major publicly listed utilities in Latin America and was twice appointed by the White House to serve on the US India CEO Forum. Mr. Hanrahan holds a B.S. in Mechanical Engineering from the United States Naval Academy and an M.B.A. from Harvard Business School. We believe Mr. Hanrahan is qualified to serve on our Board because of his extensive executive experience and board membership in several publicly traded companies.

David Lincoln, 63, has served as a member of our Board of Directors since 2016.  Mr. Lincoln is a founder of and has served as managing partner at Element Partners LP, a sustainability and industrial technology investment firm, since 2004. Mr. Lincoln has been a prominent investor in renewable and alternative energy and industrial technology companies for over 25 years. Mr. Lincoln currently serves as a member of the board of directors of numerous private companies. Mr. Lincoln holds a B.A. with honors from Colgate University and an M.S. from the University of Pennsylvania. We believe Mr. Lincoln is qualified to serve on our Board because of his experience as a seasoned investor, operator and business advisor in the energy and technology industry.

Timothy J. Whall, 58, has served as a member of our Board of Directors since August 2019. Mr. Whall has served on the Board of Directors of ADT, Inc. (NYSE: ADT), formerly ADT Corporation, formerly ADT Corporation, since May 2016. Previously, Mr. Whall served as Chief Executive Officer of ADT, Inc. from September 2017 until his retirement in November 2018 and  President from April 2016 to September 2017. In addition, he was President of Prime Borrower from July 2015 to March 2018. From June 2010 to March 2017, Mr. Whall served as President, Chief Executive Officer, and a member of the Board of Directors of Protection One, Inc. Mr. Whall joined SecurityLink in 1990 as a Service Manager. He served as a General Manager before joining the senior management team in various capacities and ultimately became the President and Chief Operating Officer. After SecurityLink was acquired by GTCR in 2000, Mr. Whall continued to serve as President and Chief Operating Officer. Following SecurityLink’s sale to Tyco in 2001, Mr. Whall was ADT, Inc.’s Senior Vice President of Business Operations from 2001 to 2004. In 2004, Mr. Whall partnered with GTCR to acquire Honeywell’s Security Monitoring division (“HSM”). At HSM he served as President and Chief Operating Officer. Following the sale of HSM to Stanley Black & Decker, Mr. Whall served as Chief Operating Officer of StanleyWorks’ Convergent Security Solutions division for one year. In 2008, he left Stanley to pursue opportunities with GTCR. That partnership led to GTCR’s acquisition of the Protection One business in June 2010. Mr. Whall received a Bachelor’s degree in Personnel Management from Michigan State University.

Cyril Meduña, 62, has served as a member of our Board of Directors since 2013.  In 1989, Mr. Meduña founded Advent Morro Equity Partners, Puerto Rico’s first and largest private equity and venture capital firm. Advent-Morro’s portfolio companies operate in the United States, the Caribbean and Latin America. Since 2008, Mr. Meduña has served as Honorary Consul of Chile in Puerto Rico and the U.S. Virgin Islands. He obtained a B.S. in Mechanical Engineering from Rensselear Polytechnic Institute and an M.B.A. from George Washington University. We believe Mr. Meduña is qualified to serve on our Board because of his experience as a seasoned investor and experience with multiple operating companies in the Caribbean and Latin America.

Richard Reilly, 72, has served as a member of our Board of Directors since 2014.  For 28 years prior to his retirement in 2009, Mr. Reilly served as a senior audit partner at KPMG LLP. Since July 2010, Mr. Reilly has served on the board of directors and as chair of the audit committee of Aspen Aerogels, Inc. (NYSE: ASPN), a leader in the energy insulation market. Mr. Reilly also serves as a member of the as a member of the finance and audit committee for the Clergy Health and Retirement Trust Funds of the Archdiocese of Boston. From September 2009 to December 2018, Mr. Reilly served as a trustee and chair of the audit committee of Perkins School for the Blind. From November 2012 to December 2013,

Mr. Reilly served as a consultant to a Fortune 500 company related to finance, controls and governance issues at its subsidiary in India. Mr. Reilly holds a B.S. in Business Administration from Northeastern University and is a Certified Public Accountant. We believe Mr. Reilly is qualified to serve on our Board because of his experience in business, accounting and finance.

Code of Business Conduct and Ethics

Our Board has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, and other executive and senior financial officers. A copy of the code is posted on the Governance section of our website, which is located at http://aquaventure.com/investors/governance/governance-documents. If we make any substantive amendments to, or grant any waivers from, the Code of Business Conduct and Ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

Board Committees

Our Board has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The composition and responsibilities of each of the committees of our Board are described below. Members will serve on these committees until their resignation or until as otherwise determined by our Board.

Audit Committee

Our Audit Committee is a standing committee of the Board and consists of Messrs. Whall, Meduña, Reilly and Ms. Coy, with Mr. Reilly serving as chairman. The composition of our Audit Committee meets the requirements for independence under current New York Stock Exchange, or NYSE, listing standards and SEC rules and regulations and the Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. Each member of our Audit Committee meets the financial literacy requirements of the NYSE listing standards. In addition, our Board has determined that Mr. Reilly is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act. Our Audit Committee will, among other things:

•	select a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;
•	help to ensure the independence and performance of the independent registered public accounting firm;
•

discuss the scope and results of the audit with the independent registered public accounting firm, and review, with management and the independent registered public accounting firm, our interim and year-end operating results;

•	develop procedures for employees to submit concerns anonymously about questionable accounting or audit matters;
•	review our policies on risk assessment and risk management;
•	review related party transactions;
•

obtain and review a report by the independent registered public accounting firm at least annually, that describes our internal control procedures, any material issues with such procedures and any steps taken to deal with such issues; and

•	approve (or, as permitted, pre-approve) all audit and all permissible non-audit services to be performed by the independent registered public accounting firm.

The Audit Committee is responsible for appointing the independent auditor, approving engagement fees and engagements, and reviewing the independence and quality of the independent auditor. The Audit Committee is also responsible for reviewing audit plans, audit reports, recommendations of the independent auditor and the internal audit function. The Audit Committee reviews systems of internal accounting controls and audit results. The Audit Committee also reviews and discusses with management the Company’s financial statements, earnings releases and earnings guidance. In addition, the Audit Committee reviews the Company’s compliance with regulatory requirements and our Code of Business Conduct and Ethics.

The Audit Committee met five times during the fiscal year ended December 31, 2019. Our Audit Committee operates under a written charter that satisfies the applicable rules of the SEC and the listing standards of the NYSE. A complete copy of the Audit Committee Charter is available on the Governance page of our website at, http://aquaventure.com/investors/governance/governance-documents.

Compensation Committee

Our Compensation Committee is a standing committee of the Board and consists of Messrs. Evans, Hanrahan, Lincoln and Whall, with Mr. Hanrahan serving as chairman. The composition of our Compensation Committee meets the requirements for independence under NYSE listing standards and SEC rules and regulations. Each member of the Compensation Committee is also a non-employee director (as defined pursuant to Rule 16b‑3 promulgated under the Exchange Act) and an outside director (as defined pursuant to Section 162(m) of the United States Internal Revenue Code of 1986, (the “Code”)). The purpose of our Compensation Committee is to discharge the responsibilities of our Board relating to compensation of our executive officers. Our Compensation Committee, among other things:

•	reviews, approves and determines, or makes recommendations to our Board regarding the compensation of our executive officers;
•

evaluates the performance of our Chief Executive Officer in light of corporate goals and objectives and based on such evaluation: recommends to the Board the compensation for the Chief Executive Officer, including base salary, short-term and long-term incentive compensation and compensation under equity-based plans;

•	administers our share and equity incentive plans;
•	reviews, approves and makes recommendations to our Board regarding incentive compensation and equity plans;
•	establishes and reviews general policies relating to compensation and benefits of our employees;
•

produces a Compensation Committee report to be included in the Company’s proxy statement relating to its annual meeting of stockholders or annual report on Form 10-K in accordance with applicable rules and regulations.

The Compensation Committee establishes executive compensation policies and reviews and approves senior executive compensation. The Chief Executive Officer recommends to the Compensation Committee the form and level of compensation for each named executive officer other than himself. The Compensation Committee reviews corporate goals and objectives relevant to the Chief Executive Officer’s compensation, evaluates the Chief Executive Officer’s performance against those objectives, and makes recommendations to the Board regarding the Chief Executive Officer’s compensation. The Compensation Committee does not delegate authority to perform any of the foregoing functions with respect to the compensation of any named executive officer. In addition, the Compensation Committee reviews director compensation periodically and makes recommendations regarding director compensation to the Board for approval.

During 2019, the Compensation Committee met six times and acted by written consent three times. Our Compensation Committee operates under a written charter that satisfies the applicable rules of the SEC and the listing standards of the NYSE. A complete copy of the Compensation Committee Charter is available on the Governance page of our website at,  http://aquaventure.com/investors/governance/governance-documents.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is a standing committee of the Board and consists of Messrs. Lincoln, Meduña, Evans and Ms. Coy, with Mr. Lincoln serving as chairman. The composition of our

Nominating and Corporate Governance Committee meets the requirements for independence under NYSE listing standards and SEC rules and regulations. Our Nominating and Corporate Governance Committee, among other things:

•	identifies, evaluates and selects, or make recommendations to our Board regarding, nominees for election to our Board and its committees;
•	evaluates the performance of our Board and of individual directors;
•	considers and make recommendations to our board of directors regarding the composition of our Board and its committees;
•	reviews developments in corporate governance practices;
•	evaluates the adequacy of our corporate governance practices and reporting; and
•	develops and make recommendations to our Board regarding corporate governance guidelines and matters.

During 2019, the Nominating and Corporate Governance Committee met two times and acted once by written consent. The Nominating and Corporate Governance Committee operates under a written charter that satisfies the applicable listing requirements and rules of the NYSE. A complete copy of the Nominating and Corporate Governance Committee Charter is available on the Governance page of our website at,  http://aquaventure.com/investors/governance/governance-documents.

Identifying and Evaluating Director Nominees

The Board has delegated the director selection and nomination process to the Nominating and Corporate Governance Committee, with the expectation that other members of the Board, and of management, will be requested to take part in the process as appropriate.

Generally, the Nominating and Corporate Governance Committee is responsible for identifying candidates for director nominees in consultation with management, through the use of search firms or other advisors, through the recommendations submitted by shareholders or through such other methods as the Nominating and Corporate Governance Committee deems to be helpful to identify candidates. Once candidates have been identified, it is our policy that the Nominating and Corporate Governance Committee confirm that the candidates meet all of the minimum qualifications for director nominees established by the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee may gather information about the candidates through interviews, detailed questionnaires, comprehensive background checks or any other means that the Nominating and Corporate Governance Committee deems to be appropriate in the evaluation process. The Nominating and Corporate Governance Committee would then meet as a group to discuss and evaluate the qualities and skills of each candidate, both on an individual basis and taking into account the overall composition and needs of the Board. Based on the results of the evaluation process, the Nominating and Corporate Governance Committee would recommend candidates for the Board’s approval as director nominees for election to the Board.

Director Nominee Minimum Qualifications

In evaluating proposed director candidates, the Nominating and Corporate Governance Committee may consider all facts and circumstances that it deems appropriate or advisable, including, among other things, the skills of the proposed director candidate, his or her depth and breadth of professional experience or other background characteristics, his or her independence, the current size and composition of our Board and the needs of our Board and its respective committees. The Nominating and Corporate Governance Committee actively seeks highly qualified men and women from diverse racial and ethnic groups to include in the pool from which new candidates are selected so that a diverse set of experiences and perspectives is represented on the Board.

At a minimum, the nominee must have the highest personal and professional integrity, have demonstrated exceptional ability and judgment, and be most effective, in conjunction with the other nominees to the Board, in collectively serving the long-term interests of our shareholders. In addition, our Nominating and Corporate Governance

Committee shall recommend that the Board select persons for nomination to help ensure that a majority our Board is "independent" under NYSE Rules and that the members of the committees of our Board are "independent." Some of the additional qualifications that our Nominating and Corporate Governance Committee may consider include diversity of experience, expertise, business acumen, understanding of our business and industry, potential conflicts of interest and other commitments. Our Nominating and Corporate Governance Committee may also consider whether director nominees have proven achievement and competence in their field and the ability to provide guidance to our management team and make significant contributions to our success, and an understanding of the fiduciary responsibilities that are required of a director. Our Nominating and Corporate Governance Committee also considers whether our director candidates have sufficient time available to perform all board of director and committee responsibilities. Members of our Board are expected to prepare for, attend, and participate in all board of director and applicable committee meetings.

Our Policy Governing Director Qualifications and Nominations provides that, in addition to any other standards our Nominating and Corporate Governance Committee may deem appropriate from time to time for the overall structure and composition of the Board, the committee may consider whether the nominee, if elected, assists in achieving a mix of Board members that represents a diversity of background and experiences.

Shareholder Recommendations and Communications

Shareholders may submit recommendations for director candidates to our Nominating and Corporate Governance Committee by sending the individual’s name and qualifications to Conyers Corporate Services (BVI) Limited, Secretary, AquaVenture Holdings Limited, Wickhams Cay 1, P.O. Box 3140, Road Town, Tortola, British Virgin Islands VG1110, with a copy to Lee Muller, Assistant Secretary, Seven Seas Water Corporation, 14400 Carlson Circle, Tampa, Florida 33626, who will forward all recommendations to the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee will evaluate any candidates recommended by shareholders against the same criteria and pursuant to the same policies and procedures applicable to the evaluation of candidates proposed by directors or management.

Shareholders may communicate with the members of the Board, either individually or collectively, by writing to the Board at Conyers Corporate Services (BVI) Limited, Secretary, AquaVenture Holdings Limited, Wickhams Cay 1, P.O. Box 3140, Road Town, Tortola, British Virgin Islands VG1110, with a copy to Lee Muller, Assistant Secretary, Seven Seas Water Corporation, 14400 Carlson Circle, Tampa, Florida 33626. These communications will be reviewed by the Lee Muller, Assistant Secretary, as agent for the non-employee directors in facilitating direct communication to the Board.  The Assistant Secretary will disregard communications that are bulk mail and solicitations to purchase products or services not directly related either to us or the non-employee directors’ roles as members of the Board, sent other than by shareholders in their capacities as such or from particular authors or regarding particular subjects that the non-employee directors may specify from time to time. The Assistant Secretary will summarize all shareholder communications directly relating to our business operations, the Board, our officers, our activities or other matters and opportunities closely related to us. This summary and copies of the actual shareholder communications will then be circulated to the Board.

Item 11. Executive Compensation.

OVERVIEW

Our executive compensation program historically has reflected our growth and corporate goals. To date, the compensation of the executive officers identified in the summary compensation table below, whom we refer to as our named executive officers, has consisted of a combination of base salary, performance-related bonuses and long-term incentive compensation in the form of equity awards. Our executive officers are also eligible to receive retirement, health and welfare benefits.

We review executive compensation annually with input from our Compensation Committee’s independent compensation consultants, if and when determined by the Compensation Committee. As part of this review process, our Board and the Compensation Committee apply our compensation philosophy when considering the compensation levels needed to ensure our executive compensation program remains competitive. We review whether we are meeting our retention objectives and the potential cost of replacing a key employee. We engaged Willis Towers Watson and Pearl Meyer to perform a review of executive compensation during 2019, which consisted of a market comparison of executive compensation to peer companies with a similar market capitalizations, revenues, industries and growth strategies, targeting executive compensation at the 50th percentile.

The compensation provided to certain of our named executive officers for 2019 is detailed in the 2019 Summary Compensation Table and accompanying footnotes and narrative that follows this section.

Our named executive officers for the year ended December 31, 2019 were:

•	Anthony Ibarguen, our President and Chief Executive Officer;
•	Lee Muller, our Chief Financial Officer, Treasurer and Assistant Secretary;
•	Douglas Brown, our Chairman of the Board;
•	Olaf Krohg, our Chief Executive Officer of Seven Seas Water; and
•	Brian Miller, our Senior Vice President and General Counsel.

On December 31, 2018, Mr. Brown, Chairman of the Board and Chief Executive Officer of both the Company and Seven Seas Water, resigned his positions as Chief Executive Officer of the Company and Seven Seas Water. Mr. Brown remains with the Company following the transition date, focusing on mergers and acquisitions, and has also continued as a director and the Chairman of the Board. On January 1, 2019, Mr. Ibarguen was named to the role of Chief Executive Officer of the Company. Mr. Ibarguen will also continue to serve as a member of the Board and President of the Company, as well as Chief Executive Officer of Quench.  In addition, Olaf Krohg was named the Chief Executive Officer of our Seven Seas Water business, and became an executive officer of the Company, on January 1, 2019.

2019 Summary Compensation Table

The following table provides information regarding the total compensation for services rendered in all capacities that was earned by the individuals who served as our principal executive officer during fiscal years 2019 and 2018, and our two other most highly compensated executive officers during fiscal year 2019. These individuals were our named executive officers for fiscal year 2019 and are listed here with the titles each held during the fiscal year 2019.

					Non-Equity
				Share	Incentive Plan	All Other
Name and Principal Position	Year	Salary(1)	Bonus(2)	Awards(3)	Compensation(4)	Compensation(5)	Total
Anthony Ibarguen	2019	$500,000	$—	$1,008,599	$500,000	$19,036	$2,027,635
Chief Executive Officer	2018	$336,667	$—	$448,147	$304,138	$17,604	$1,106,556
Douglas Brown	2019	$450,000	$187,500	$907,655	$—	$—	$1,545,155
Chairman of the Board	2018	$371,000	$—	$905,208	$685,928	$—	$1,962,136
Lee Muller	2019	$323,238	$—	$315,660	$143,750	$8,400	$791,048
Chief Financial Officer	2018	$303,850	$—	$303,835	$157,904	$8,250	$773,839

(1)	Represents each named executive officers’ salary earned during the respective year.
(2)	The amounts reported in the Bonus column for 2019 for Mr. Brown represent a discretionary bonus for his operational achievements.
(3)

The amounts reported in the Share Awards column represent the grant date fair value of the restricted share units granted during 2019 and 2018 as described below, computed in accordance with ASC Topic 718.

(4)	Amounts include annual performance-based bonuses earned by our named executive officers for performance in 2019 and 2018.
(5)	All other compensation for Messrs. Ibarguen and Muller includes the following:

•	Mr. Ibarguen—The amounts reported in 2019 and 2018 represents payments for certain health insurance premiums and 401(k) matching contributions.
•	Mr. Muller—The amounts reported in 2019 and 2018 represents 401(k) matching contributions.

Narrative to 2019 Summary Compensation Table

During 2019, we engaged Willis Towers Watson and Pearl Meyer to assist in determining levels of market compensation for the executive officers using a broad group of companies. Executive compensation for 2019 primarily consisted of base salary, non-equity incentive plan compensation and long-term incentive compensation.

Base Salary

Base salary was included as a component of the executive compensation program to ensure each named executive officer is rewarded for his service to the Company. A fixed component of compensation also ensures the named executive officer continues to focus on long-term objectives to maximize shareholder value as compared to only focusing on shorter-term objectives and the related incentives.

The base salaries for Messrs. Ibarguen, Brown and Muller that were established for 2019 were $500,000, $450,000 and $325,000, respectively. The base salaries for Messrs. Ibarguen, Brown and Muller that were established for 2018 were $340,000, $371,000 and $305,000, respectively. The base salary for Mr. Ibarguen described in this paragraph are not directly comparable to the amount listed in the Summary Compensation Table for 2018 because it commenced in February 2018 and represents a weighted-average of his then-current and then-prior year base salaries. The base salaries for Mr. Muller described in this paragraph are not directly comparable to the amounts listed in the Summary Compensation Table for 2019 and 2018 because they commenced in February 2019 and 2018, respectively, and represents a weighted-average of his then-current and then-prior year base salaries.

Non-Equity Incentive Plan Compensation

Annual performance-based bonuses ("Performance Bonus"), which are paid in cash, were included as a component of the executive compensation to motivate our executive officers to achieve key corporate and segment-level financial and strategic goals.  For each of 2018 and 2019, the potential payment for the Performance Bonus for Messrs. Ibarguen and Muller ranged from zero to 200% of a target award based on the actual attainment of specified financial metrics in addition to evaluating individual performance in the context of the achievement of management business objectives (“MBOs”). For 2018 and 2019, the potential payment for the Performance Bonus for Mr. Brown ranged from zero to 200% of a target award based on the actual attainment of specified financial metrics in addition to evaluating individual performance in the context of the achievement of MBOs. Mr. Brown no longer had a target bonus in 2019.  The target bonuses for Messrs. Ibarguen and Muller for 2019 were $350,000 and $115,000 respectively.  The target bonuses for Messrs. Ibarguen, Brown and Muller for 2018 were $235,000,  $530,000 and $123,600, respectively.

For 2019, 33.3% of each named executive officer’s Performance Bonus was based on targeted annual consolidated Adjusted EBITDA plus cash collected on the Peru construction contract from operations in existence as of January 1, 2019, as defined by the Compensation Committee; 33.3% of their Performance Bonus was based on targeted annual consolidated Adjusted EBITDA plus cash collected on the Peru construction contract from new businesses or assets acquired or new operations commenced, as defined by the Compensation Committee, subsequent to January 1, 2019; and 33.3% of their Performance Bonus was based on individual performance and the achievement of individual MBOs. For 2018, 75% of each named executive officer’s Performance Bonus was based on targeted annual consolidated Adjusted EBITDA plus cash collected on the Peru construction contract and 25% of their Performance Bonus was based on individual performance and the achievement of individual MBOs.

The Performance Bonus amounts approved and paid to Messrs. Ibarguen, Brown and Muller were $500,000, $0 and $143,750, respectively, for 2019 and $304,138,  $685,928 and $157,904, respectively, for 2018 and were included in the "Non-Equity Incentive Plan Compensation" column of the summary compensation table above. During 2019, Mr. Brown no longer had a bonus target and instead received a discretionary bonus of $187,500 for his operational achievements which is included in the “Bonus” column of the summary compensation table above.

Long-term Incentive Compensation

In January 2019, the Compensation Committee recommended, and the Board approved, a grant of restricted share units to employees, including grants of 47,960, 43,160 and 15,010 restricted share units to Messrs. Ibarguen, Brown and Muller, respectively. The restricted share units vest over four years with 25% of the award vesting on the first anniversary of the grant date and the remainder vesting in equal quarterly installments over the remaining three years. These grants were made in connection with the Compensation Committee’s annual review of employee compensation. The Compensation Committee expects that annual equity grants will constitute part of certain employees’ annual compensation. Such grants will be composed of grants of options to purchase shares, restricted share units, or a combination thereof. For Mr. Ibarguen, his long-term incentive grant was in connection with his appointment as Chief Executive Officer of the Company.

In January 2018, the Compensation Committee recommended, and the Board approved, a grant of restricted share units to employees, including grants of 29,464, 59,514 and 19,976 restricted share units to Messrs. Ibarguen, Brown and Muller, respectively. The restricted share units vest over four years with 25% of the award vesting on the first anniversary of the grant date and the remainder vesting in equal quarterly installments over the remaining three years. These grants were made in connection with the Compensation Committee’s annual review of employee compensation. The Compensation Committee expects that annual equity grants will continue to constitute part of certain employees’ annual compensation. Such grants will be composed of grants of options to purchase shares, restricted share units, or a combination thereof.

Outstanding Equity Awards at Fiscal 2019 Year-End

The following table sets forth information regarding outstanding equity awards held by our named executive officers at the end of 2019.

		Option Awards						Share Awards
		Number of		Number of				Number of	Market Value of
		Securities		Securities				Shares or	Shares or
		Underlying		Underlying				Units	Units
		Unexercised		Unexercised				of Shares That	of Shares That
		Options		Options		Option	Option	Have Not	Have Not
Name and Principal Position	Grant Date	Exercisable		Unexercisable		Exercise Price	Expiration Date	Vested(2)	Vested(3)
Anthony Ibarguen	10/6/2016	500,185		—		$18.00	10/6/2026	—	—
	1/31/2018	—		—		—	—	16,574	$449,487
	1/31/2019	—		—		—	—	47,960	$1,300,675
Lee Muller	10/6/2016	199,258		—		$18.00	10/6/2026	—	—
	10/6/2016	12,818	(1)	4,272	(1)	$18.00	10/6/2026	—	—
	3/4/2017	—		—		—	—	5,685	$154,177
	1/31/2018	—		—		—	—	11,237	$304,747
	1/31/2019	—		—		—	—	15,010	$407,071
Douglas Brown	10/6/2016	660,496		—		$18.00	10/6/2026	—	—
	1/31/2018	—		—		—	—	33,477	$907,896
	1/31/2019	—		—		—	—	43,160	$1,170,499

(1)

These options to purchase ordinary shares for Mr. Muller vest over four years with 25% of the award vesting on the first anniversary of the grant date and the remainder vesting in equal quarterly installments over the following three years.

(2)

The restricted share units vest over four years with 25% of the award vesting on the first anniversary of the grant date and the remainder vesting in equal quarterly installments over the following three years.

(3)	The market value shown was determined by multiplying the number of shares that have not vested by $27.12, which was the closing price of our ordinary shares on December 31, 2019.

Compensation Risk Assessment

We believe that although a portion of the compensation provided to our executive officers and other employees is performance-based, our executive compensation program does not encourage excessive or unnecessary risk taking.

This is primarily due to the fact that our compensation programs are designed to encourage our executive officers and other employees to remain focused on both short-term and long-term strategic goals, in particular in connection with our pay-for-performance compensation philosophy. As a result, we do not believe that our compensation programs are reasonably likely to have a material adverse effect on us.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee. None of the members of our Compensation Committee is an officer or employee of our company, and none of the members of our Compensation Committee has ever been an officer or employee of our Company.

Agreements with Named Executive Officers

We have entered into an employment agreement or an offer letter with each of Messrs.  Ibarguen, Brown and Muller in connection with his employment with us. Except as noted below, these employment agreements and offer letters provide for "at will" employment.

Anthony Ibarguen

On April 16, 2019, the Company and its Quench USA, Inc. subsidiary entered into an amended and restated employment agreement dated as of January 1, 2019 with Mr. Ibarguen, the Chief Executive Officer and President of the Company and Chief Executive Officer of Quench USA, Inc., which replaced his existing employment agreement in its entirety.

Mr. Ibarguen’s base salary is required to be reviewed at least annually by the Board and may be increased but not decreased without his prior written consent. His target bonus for a specific year is required to be at least 70% of his base salary for that year and is payable in accordance with the metrics, terms and conditions established and determined by the Board after consultation with him.

His employment agreement provides that upon his death or disability, Mr. Ibarguen or his estate will be entitled to receive his base salary and vested benefits through the date of termination and a portion of his target bonus for the year in which the date of termination occurs, prorated for the portion of the year through the date of termination.

In addition, his employment agreement provides that if we terminate his employment without “cause” or he resigns with “good reason,” in each case other than during the 24 months after a “change in control” (as each such quoted term is defined in his employment agreement), Mr. Ibarguen will be entitled to receive, subject to the execution and delivery of an effective release of claims in favor of the Company, (i) a lump sum cash payment equal to his base salary and target bonus for the year in which the date of termination occurs, (ii) a monthly cash payment equal to Quench’s contribution towards health insurance for up to 12 months after the date of termination, and (iii) 12 months of additional vesting of all outstanding and unvested stock options and other stock-based awards held by him, with any performance conditions of such awards being deemed satisfied at the target levels specified in the applicable award agreements.

His employment agreement also provides that if we terminate his employment without “cause” or he resigns with “good reason,” in each case during the 24 months after a “change in control,” Mr. Ibarguen will be entitled to receive, in lieu of the payments and benefits described above and subject to the execution and delivery of an effective release of claims in favor of the Company, (i) a lump sum cash payment equal to (a) two times his base salary and target bonus for the year in which the date of termination occurs and (b) a portion of his target bonus for the year in which the date of termination occurs (prorated for the portion of the year through the date of termination), (ii) a monthly cash payment equal to Quench’s contribution towards health insurance for up to 24 months after the date of termination, and (iii) full accelerated vesting of all outstanding and unvested stock options and other stock-based awards held by him, with any performance conditions of such awards being deemed satisfied at the target levels specified in the applicable award agreements.

The payments and benefits provided under his employment agreement in connection with a change in control may not be eligible for a federal income tax deduction by us pursuant to Section 280G of the Internal Revenue Code. These payments and benefits may also subject him to an excise tax under Section 4999 of the Internal Revenue Code. If the payments or benefits payable to him in connection with a change in control would be subject to the excise tax imposed under Section 4999 of the Internal Revenue Code, those payments or benefits will be reduced if such reduction would result in a higher net after-tax benefit to him.

In addition, Mr. Ibarguen’s employment agreement contains, among other things, non-competition and non-solicitation provisions that apply during the term of Mr. Ibarguen’s employment and for either (i) 12 months thereafter, or (ii) if his employment is terminated during the 24 months after a “change in control,” 24 months thereafter.

Douglas Brown

On April 17, 2019, the Company and its Seven Seas Water Corporation subsidiary entered into an amendment dated as of January 1, 2019 to the offer letter with Mr. Brown, the Company’s Chairman and a continuing executive focusing on business development activities. His base salary will be determined by the Company’s Board of Directors (or the Compensation Committee thereof).  Mr. Brown is also eligible to receive discretionary bonuses as, and payable when, determined by the Board in its discretion.

Pursuant to his offer letter, in the event his employment is terminated by us other than for “cause” (as defined in the Key Executive Severance Plan described below), Mr. Brown will be entitled to receive salary continuation for the 12‑month period following the termination of his employment, and any stock options and other stock-based awards he holds will vest as if he had completed an additional 12 months of service.  In addition, all outstanding and unvested stock options and other stock-based awards held by him vest in full immediately prior to the occurrence of a “change in control” (as defined in the Key Executive Severance Plan described below).  In addition, Mr. Brown is entitled to a tax “gross-up payment” (as defined in his existing offer letter) in the event he receives any payments in connection with a change in control that would be subject to the excise tax imposed by Section 4999 of the Code.

In addition, Mr. Brown has entered into a new employee non-competition, non-solicitation, confidentiality and assignment agreement, with restrictive covenants that apply during the term of his employment and for 12 months thereafter.

Lee Muller

Seven Seas Water Corporation entered into an offer letter with Mr. Muller that provides for his at-will employment and sets forth his initial base salary, bonus opportunity, initial equity award, and eligibility for our benefit plans. Pursuant to his offer letter, in the event Mr. Muller’s employment is terminated by us other than for "cause", and subject to his execution of a release of claims, Mr. Muller will be entitled to receive salary continuation for the 12‑month period following the termination of his employment and the stock incentive awards he holds will continue to vest during such 12‑month period. In Mr. Muller’s offer letter, "cause" is defined as (i) a willful and material breach of any obligations under the offer letter or other contract with us or our subsidiaries or affiliates, (ii) fraud or dishonesty, (iii) competition with us or our subsidiaries or affiliates in violation of any noncompetition or non-solicitation obligation to us or any of our subsidiaries or affiliates, (iv) unauthorized use of any of our trade secrets or confidential information or those of our subsidiaries or affiliates or any breach of any obligations to us or our subsidiaries or affiliates with respect to trade secrets or confidential information, or (v) Mr. Muller’s failure to attend to duties assigned to him that are customary for his position and material to the success of our operations that remains unremedied for 30 days after written notice to Mr. Muller. Mr. Muller is not entitled to a tax "gross-up payment" in the event he receives any payments in connection with a change in control that would be subject to the excise tax imposed by Section 4999 of the Code.

In addition, Mr. Muller has entered into a proprietary information and inventions assignment agreement that contains, among other things, non-competition and non-solicitation provisions that apply during the term of Mr. Muller’s employment and for one year thereafter.

Key Executive Severance Plan

On April 14, 2019, our Board of Directors adopted the Key Executive Severance Plan (the “Severance Plan”), which provides severance benefits to key executives who are designated by the Board of Directors or the Compensation Committee thereof.  Eligible participants include Lee Muller, our Chief Financial Officer, Treasurer and Assistant Secretary, and Olaf Krohg, the Chief Executive Officer of our Seven Seas Water business, but not Messrs. Brown and Ibarguen.  As a condition to an eligible participant’s participation in the Severance Plan, such participant is required to (i) terminate all existing employment agreements and offer letters and (ii) enter into a new employee non-competition, non-solicitation, confidentiality and assignment agreement, with restrictive covenants that apply during the term of such participant’s employment and for 12 months thereafter.  In connection with their participation in the Severance Plan, Messrs. Muller and Krohg each agreed to terminate his existing offer letter and entered into the new employee non-competition, non-solicitation, confidentiality and assignment agreement.

The Severance Plan provides that, upon an eligible participant’s death or “disability” (as defined in the Severance Plan), such participant or such participant’s estate will be entitled to receive such participant’s base salary and vested benefits through the date of termination and a portion of such participant’s target bonus for the year in which the date of termination occurs, prorated for the portion of the year through the date of termination.

In addition, the Severance Plan provides that if we terminate an eligible participant’s employment without “cause” or such participant resigns with “good reason,” in each case other than during the 12 months after a “change in control” (as each such quoted term is defined in the Severance Plan), such participant will be entitled to receive, subject to the execution and delivery of an effective release of claims in favor of the Company, (i) a lump sum cash payment equal to such participant’s base salary and target bonus for the year in which the date of termination occurs, (ii) a monthly cash payment equal to our contribution towards health insurance for up to twelve months after the date of termination, and (iii) 12 months of additional vesting of all outstanding and unvested stock options and other stock-based awards held by such participant, with any performance conditions of such awards being deemed satisfied at the target levels specified in the applicable award agreements.

The Executive Severance Plan also provides that if we terminate an eligible participant’s employment without “cause” or such participant resigns with “good reason,” in each case during the 12 months after a “change in control,” an eligible participant will be entitled to receive, in lieu of the payments and benefits described above and subject to the execution and delivery of an effective release of claims in favor of the Company, (i) a lump sum cash payment equal to (a) such participant’s base salary and target bonus for the year in which the date of termination occurs and (b) a portion of such participant’s target bonus for the year in which the date of termination occurs (prorated for the portion of the year through the date of termination), (ii) a monthly cash payment equal to our contribution towards health insurance for up to 12 months after the date of termination, and (iii) full accelerated vesting of all outstanding and unvested stock options and other stock-based awards held by such participant, with any performance conditions of such awards being deemed satisfied at the target levels specified in the applicable award agreements.

The payments and benefits provided under the Severance Plan in connection with a change in control may not be eligible for a federal income tax deduction by us pursuant to Section 280G of the Internal Revenue Code. These payments and benefits may also subject an eligible participant, including the named executive officers, to an excise tax under Section 4999 of the Internal Revenue Code. If the payments or benefits payable to an eligible participant in connection with a change in control would be subject to the excise tax imposed under Section 4999 of the Internal Revenue Code, those payments or benefits will be reduced if such reduction would result in a higher net after-tax benefit to such participant.

401(k) Plans

We maintain two tax-qualified retirement plans that provide eligible employees with an opportunity to save for retirement on a tax-advantaged basis: the Seven Seas Water Corporation 401(k) Plan (the "SSW 401(k) Plan") and the Quench USA, Inc. 401(k) Profit Sharing Plan and Trust (the "Quench 401(k) Plan"). All participants’ interests in their contributions are 100% vested when contributed. Participants in both the Seven Seas Water Corporation 401(k) Plan and Quench 401(k) Plan receive a matching contribution from us equal to 50% of the first 6% of the employee’s compensation deferred under the plan. Pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. Participants in the SSW

401(k) Plan are also eligible to make contributions on a post-tax basis. Both retirement plans are intended to qualify under Sections 401(a) and 501(a) of the Code.

Non-Employee Director Compensation

Our Board has adopted a director compensation structure for directors who are not our employees and not affiliated with our institutional investors that is designed to provide a total compensation package that enables us to attract and retain, on a long-term basis, high caliber directors and to align the directors’ interests with the long-term interests of our shareholders. Our policy has been and will continue to be to reimburse our directors for their travel, lodging and other reasonable expenses incurred in attending meetings of our Board and committees of the Board.

In connection with the completion of our initial public offering in October 2016, our Board adopted a compensation policy for directors who are neither employees nor affiliated with our institutional investors that is designed to provide a total compensation package that enables us to attract and retain, on a long-term basis, high caliber nonemployee directors. The table below shows the cash retainers our directors are eligible to receive under our current nonemployee director compensation policy.

Annual Retainer
Board of Directors:
Members	$35,000
Additional retainer for Chairman of the Board	$35,000
Audit Committee:
Chairman	$20,000
Non-Chairman members	$10,000
Compensation Committee:
Chairman	$14,000
Non-Chairman members	$7,000
Nominating and Corporate Governance Committee:
Chairman	$10,000
Non-Chairman members	$5,000

In addition, on an annual basis, each such director is eligible to receive a grant of restricted share units having a fair market value of $125,000, which vest in full on the one-year anniversary of the grant date.

In April 2017, we implemented a deferred compensation program for such directors to permit them to defer compensation awarded to them under our director compensation policy. In advance of an award and in compliance with the program’s requirements and applicable tax law, a director may elect to defer the receipt of his or her cash compensation and/or the settlement of his or her restricted share unit award until the earliest of his or her death, disability, sale event, separation from service or December 31 of the year following the year in which the compensation is otherwise vested. In addition, in the event a director elects to defer his cash compensation, the director’s account will be credited with a number of share units equal to 120% of the quotient obtained by dividing the aggregate deferred cash fees that would otherwise be payable on such date by the fair market value of an ordinary share on that date.

2019 Non-Employee Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our Board during 2019. Mr. Brown, who serves as Chairman of the Board, and Mr. Ibarguen, who is our President and Chief Executive Officer receive no compensation for their services as directors and, consequently, neither of them is included in this table. In addition, Messrs. Lincoln, Lovell and Meduña are affiliated with our institutional investors and, consequently, received no compensation for their service as members of our Board in 2019. The compensation received by each of Messrs. Brown and Ibarguen as our employees during 2019 is set forth in the section of this Annual Report on Form 10-K captioned "Executive Compensation—Summary Compensation Table."

		Fees Earned or Paid
		in Cash	Share Awards	Total
Name	Year	($)	($)(1)(2)	($)
Hugh Evans	2019	$—	$182,282	$182,282
Paul Hanrahan	2019	$—	$183,782	$183,782
Richard Reilly	2019	$55,000	$124,982	$179,982
Debra Coy	2019	$40,261	$124,982	$165,243
Timothy J. Whall	2019	$—	$155,111	$155,111
Brian O’Neill(3)	2019	$—	$13,500	$13,500
David Lincoln	2019	$—	$—	$—
Evan Lovell (4)	2019	$—	$—	$—
Cyril Meduña	2019	$—	$—	$—

(1)	The amounts reported in the Share Awards column represent the grant date fair value of restricted share units and phantom share units granted during 2019, computed in accordance with ASC Topic 718.
(2)

The amounts reported in the Share Awards column include 5,540 phantom share units granted during 2019 to each of Messrs. Evans, Hanrahan and Reilly related to their annual equity compensation for their 2019 services. Each of Messrs. Evans, Hanrahan and Reilly elected to defer their annual equity compensation to receive phantom share units. All of the phantom share units granted during 2019 vested on February 24, 2020. The grant date fair value of such awards for each Messrs. Evans, Hanrahan and Reilly was $124,982.

For Ms. Coy, the amounts reported in the Share Awards column include 5,540 restricted share units granted during 2019 related to her annual equity compensation for her 2019 services. The restricted share units vested on February 24, 2020. The grant date fair value of such award was $124,982.

For Mr. Whall, the amounts reported in the Share Awards column include 7,631 restricted share units granted during 2019 related to his annual equity compensation for his 2019 services. The restricted share units vest on August 5, 2020. The grant date fair value of such award was $124,996.

In addition, Messrs. Evans, Hanrahan, Whall and O’Neill elected to defer their cash compensation during 2019 and were credited with a number of phantom share units equal to 120% of the quotient obtained by dividing the aggregate deferred cash fees that would otherwise be payable on such date by the fair market value of an ordinary share on that date. The phantom share units granted during 2019 were deemed fully vested upon the respective grant dates when the related cash fees were otherwise payable. The aggregate grant date fair value of such awards for each of Messrs. Evans, Hanrahan, Whall and O’Neill was $57,300, $58,800, $30,115 and $13,500, respectively.

As of December 31, 2019, Messrs. Evans, Hanrahan, Whall and O’Neill had a balance of 17,739, 17,813, 1,631 and 0, respectively, phantom share units in their respective deferred accounts.

(3)	On February 19, 2019, Mr. O’Neill resigned from the Board of Directors of the Company.
(4)	On April 18, 2019, Evan Lovell informed the Company that he would not stand for re-election to our Board when his term expired at the 2019 Annual Meeting.

The following table shows the aggregate number of unvested restricted share awards and options to purchase our ordinary shares held, if any, by our non-employee directors at December 31, 2019:

	Aggregate Number of
	Unvested Restricted Share Awards	Aggregate Number of
Name	or Share Units Held	Unexercised Options Held
Hugh Evans	5,540	7,560
Paul Hanrahan	5,540	11,654
Richard Reilly	5,540	7,560
Debra Coy	5,540	—
Timothy J. Whall	7,631	—
David Lincoln	—	—
Cyril Meduña	—	—

Item 12. Security Ownership of Certain Beneﬁcial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our ordinary shares as of February 13, 2020 by:

•	each person known to us to beneficially own more than five percent of our outstanding ordinary shares based solely on our review of SEC filings;
•	each of our named executive officers;
•	each of our directors; and
•	all directors and executive officers as a group.

Beneficial ownership is based upon 31,963,449 ordinary shares outstanding as of February 13, 2020 unless otherwise indicated in the footnotes to the table. In addition, ordinary shares issuable upon exercise of share options or other derivative securities that are exercisable currently or will become exercisable within 60 days of February 13, 2020 are deemed outstanding for computing the percentage of the person holding such options or other derivative securities, but are not deemed outstanding for purposes of computing the percentage owned by any other person. All of the ordinary shares listed in the table below are entitled to one vote per share and each of the persons described below has sole voting power and sole investment power with respect to the shares set forth opposite his, her or its name, except as otherwise noted. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o AquaVenture Holdings Limited, Commerce House, Wickhams Cay 1, P.O. Box 3140, Road Town, Tortola, British Virgin Islands VG1110.

	Number of
	Ordinary Shares
	Beneficially
Name of Beneficial Owner(1)	Owned	Percentage
Principal Shareholders:
Entities affiliated with Element Partners (2)	9,568,818	29.9%
Directors and Named Executive Officers:
Anthony Ibarguen (3)	556,464	1.7%
Lee Muller (4)	312,265	1.0%
Olaf Krohg (5)	51,031	*
Douglas Brown (6)	2,371,581	7.3%
Brian Miller	—	*
Debra Coy (7)	5,540	*
Hugh Evans (8)	78,024	*
Paul Hanrahan (9)	52,848	*
David Lincoln (2)	9,596,361	30.0%
Cyril Meduña (10)	1,164,264	3.6%
Richard Reilly (11)	32,099	*
Timothy J. Whall (12)	2,022	*
All directors and executive officers as a group (12 persons)	14,222,499	42.5%

*Indicates beneficial ownership of less than one percent.

(1)

A "beneficial owner" of a security is determined in accordance with Rule 13d‑3 under the Exchange Act and generally means any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, has or shares: voting power which includes the power to vote, or to direct the voting of, such security; and/or investment power which includes the power to dispose, or to direct the disposition of, such security.

Based upon a Schedule 13D filed January 2, 2020 by Advent International Corporation (for purposes of this footnote, "Advent"), Culligan International Corporation, Amberjack Merger Sub Limited and the Advent Entities (as defined herein) may be deemed to have beneficial ownership of 11,269,104 ordinary shares of AquaVenture. The ownership consists of 7,872,596 shares indirectly owned by GPE VIII GP S.À R.L. ("Advent GP Luxembourg"), 469,922 shares indirectly owned by AP GPE VIII GP Limited Partnership ("Advent GP AP"), 2,926,586 shares indirectly owned by GPE VIII GP Limited Partnership ("Advent GP Cayman"), 614,166 shares indirectly owned by Advent International GPE VIII Limited Partnership, 753,903 shares indirectly owned by Advent International GPE VIII-B-1 Limited Partnership, 562,328 shares indirectly owned by Advent International GPE VIII-B-2 Limited Partnership, 877,863 shares indirectly owned by Advent International GPE VIII-B-3 Limited Partnership, 2,124,226 shares indirectly owned by Advent International GPE VIII-B Limited Partnership, 345,961 shares indirectly owned by Advent International GPE VIII-C Limited Partnership, 296,377 shares indirectly owned by Advent International GPE VIII-D Limited Partnership, 87,899 shares indirectly owned by Advent International GPE VIII-F Limited Partnership, 777,568 shares indirectly owned by Advent International GPE VIII-H Limited Partnership, 722,350 shares indirectly owned by Advent International GPE VIII-I Limited Partnership, 709,954 shares indirectly owned by Advent International GPE VIII-J Limited Partnership (collectively, the "Advent Luxembourg Funds"), 30,427 shares indirectly owned by Advent Partners GPE VIII-A Limited Partnership, 253,555 shares indirectly owned by Advent Partners GPE

VIII-B Cayman Limited Partnership, 141,991 shares indirectly owned by Advent Partners VIII Cayman Limited Partnership, 19,157 shares indirectly owned by Advent Partners GPE VIII-A Cayman Limited Partnership, 24,792 shares indirectly owned by Advent Partners GPE VIII Limited Partnership (collectively, the "Advent AP Funds"), 1,440,191 shares indirectly owned by Advent International GPE VIII-A Limited Partnership, 330,185 shares indirectly owned by Advent International GPE VIII-E Limited Partnership, 558,948 shares indirectly owned by Advent International GPE VIII-G Limited Partnership, 294,124 shares indirectly owned by Advent International GPE VIII-K Limited Partnership, 303,139 shares indirectly owned by Advent International GPE VIII-L Limited Partnership (collectively, the "Advent Cayman Funds", and together with Advent, Advent GP Luxembourg, Advent GP AP, GP Cayman, the Advent Luxembourg Funds and the Advent AP Funds, the "Advent Entities"). The Advent Entities disclaim any beneficial ownership of these shares.

(2)

Based upon a Schedule 13G/A filed February 13, 2018 by Element Partners II L.P., Element Partners II Intrafund, L.P., Element Partners II-A, L.P. DFJ Element, L.P. and DFJ element Intrafund L.P. (collectively, the "Element Entities"). The Schedule 13G/A provides that, as of December 31, 2017, (i) Element Partners II L.P. held 6,696,669 ordinary shares, (ii) Element Partners II Intrafund, L.P. held 101,975 ordinary shares, (iii) Element Partners II-A, L.P. held 133,973 ordinary shares, (iv) DFJ Element, L.P. held 2,566,686 ordinary shares, and (v) DFJ Element Intrafund L.P. held 69,515 ordinary shares. The general partner of Element Partners II, L.P. and Element Partners II Intrafund, L.P. is Element Partners II G.P., L.P. The general partner of Element Partners II G.P., L.P. is Element II G.P., LLC. The general partner of DFJ Element, L.P. and DFJ Element Intrafund, L.P. is DFJ Element Partners, LLC. The general partner of DFJ Element Partners, LLC is Element Venture Partners LP. The general partner of Element Partners II-A, L.P. is Element Partners II-A, GP LP. The general partners of Element Partners II-A, GP LP are Element II-A GP, LLC and Element Venture Partners LP. Each of Mr. Lincoln, a member of the board of directors, Michael Bevan and Michael DeRosa is a managing member of Element II G.P., LLC, Element II-A, GP, LLC and Element Venture Partners LP. Collectively, Element II G.P., L.P., Element II-A, GP, LLC and Element Venture Partners LP have decision-making power over the disposition and voting of shares of portfolio investments of each of the Element Entities. Since Element II G.P., L.P., Element II-A, GP, LLC and Element Venture Partners LLC have decision-making power over the Element Entities, each of Messrs. Bevan, Lincoln and DeRosa may be deemed to beneficially own the shares that the Element Entities hold of record or may deemed to beneficially own. Messrs. Bevan, Lincoln and DeRosa, Element II G.P., L.P., Element II-A, GP, LLC and Element Venture Partners LLC disclaim beneficial ownership over the shares held by the Element Entities. The address for the Element Entities is 565 E. Swedes Lord Road, Suite 207, Wayne, PA 19087. The number of ordinary shares beneficially owned by Mr. Lincoln includes 27,543 shares held directly by him.

(3)

Consists of 56,279 ordinary shares held directly by Mr. Ibarguen, 500,185 shares subject to purchase pursuant to currently exercisable options and options exercisable or restricted share units vesting within 60 days of February 13, 2020.

(4)

Consists of 26,916 ordinary shares held directly by Mr. Muller, 215,349 shares subject to purchase pursuant to currently exercisable options and options exercisable or restricted share units vesting within 60 days of February 13, 2020 and 70,000 ordinary shares held by his spouse.

(5)

Consists of 8,303 ordinary shares held directly by Mr. Krohg, 42,725 shares subject to purchase pursuant to currently exercisable options and options exercisable or restricted share units vesting within 60 days of February 13, 2020 and 3 ordinary shares held by his son.

(6)

Consists of 1,562,636 ordinary shares held directly by Mr. Brown, 660,496 shares subject to purchase pursuant to currently exercisable options and options exercisable or restricted share units vesting within 60 days of February 13, 2020 and 148,449 ordinary shares held by his spouse.

(7)	Consists of restricted share units vesting within 60 days of February 13, 2020.
(8)

Consists of 53,148 ordinary shares held directly by Mr. Evans, 6,615 shares subject to purchase pursuant to currently exercisable options or options exercisable within 60 days of February 13, 2020 and 18,261 phantom share units within Mr. Evan's deferred account with respect to the deferred compensation program.

(9)

Consists of 22,837 ordinary shares held directly by Mr. Hanrahan, 11,654 shares subject to purchase pursuant to currently exercisable options or options exercisable within 60 days of February 13, 2020 and 18,357 phantom share units within Mr. Hanrahan's deferred account with respect to the deferred compensation program.

(10)

Consists of 33,218 shares held personally by Mr. Meduña and 970,389 ordinary shares held by Guayacan Private Equity Fund Limited Partnership II, 15,772 ordinary shares held by Guayacan Private Equity Fund Limited Partnership II-A LLC and 144,885 ordinary shares held by Venture Capital Fund, Inc. The general partner of Guayacan Private Equity Fund Limited Partnership II and Guayacan Private Equity Fund Limited Partnership II-A LLC (the "Guayacan Funds") is Advent-Morro Equity Partners GP II, LLC. Mr. Meduña acts as managing member of Advent-Morro Equity Partners GP II, LLC and is President and a director of Venture Capital Fund, Inc. Advent-Morro Equity Partners GP II, LLC has decision-making power over the disposition and voting of shares of portfolio investments of the Guayacan Funds. Mr. Meduña has decision-making power over the disposition and voting of shares of portfolio investments of the Venture Capital Fund, Inc. Since Advent-Morro Equity Partners GP II, LLC and Mr. Meduña personally have decision-making power over the Guayacan Funds and Venture Capital Fund, Inc. (together, the "Advent-Morro Entities"), Mr. Meduña may be deemed to beneficially own the shares that the Advent-Morro Entities hold of record or may deemed to beneficially own. Mr. Meduña and Advent-Morro Equity Partners GP II, LLC disclaim beneficial ownership over the shares held by the Advent-Morro Entities. The address for the Advent-Morro Entities is 206 Calle Tetuan, Suite 903, San Juan, Puerto Rico 00902.

(11)

Consists of 9,754 ordinary shares held directly by Mr. Reilly, 7,560 shares subject to purchase pursuant to currently exercisable options or options exercisable within 60 days of February 13, 2020 and 14,785 phantom share units within Mr. Reilly's deferred account with respect to the deferred compensation program.

(12)	Consists of phantom share units within Mr. Whall’s deferred account with respect to the deferred compensation program.

For information regarding the Company's equity compensation plans, see Item 5 “Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities  — Securities authorized for issuance under equity compensation plans” elsewhere in this Annual Report on Form 10-K.

Indemnification of Officers and Directors

We have agreed to indemnify our directors and executive officers in certain circumstances. See “Certain Relationships and Related Transactions, and Director Independence — Limitation of Liability and Indemnification of Officers and Directors.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Other than compensation arrangements for our directors and named executive officers, which are described elsewhere in the "Executive Compensation" of this Annual Report on Form 10-K , below we describe transactions since January 1, 2019 to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and
•

any of our directors, executive officers or holders of more than 5% of our share capital, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.

Our Audit Committee has the primary responsibility for reviewing and approving or disapproving "related party transactions," which are the transactions described above. Our Code of Business Conduct and Ethics and our Audit Committee charter provide that the Audit Committee shall review and approve or disapprove any related party transactions.

Since the beginning of January 1, 2019, there have not been, nor is there currently proposed, any related party transactions, except for the compensation and other arrangements described in the sections titled "Executive Compensation" and "2019 Non-Employee Director Compensation" of this Part III of this Annual Report on Form 10-K.

Registration Rights

We are party to an investors’ rights agreement with certain of our shareholders. The investors’ rights agreement grants such shareholders certain registration rights, which include demand registration rights, piggyback registration rights and short-form registration rights, with respect to our ordinary shares.

Limitation of Liability and Indemnification of Officers and Directors

Our memorandum and articles of association contain provisions that limit the liability of our directors for monetary damages to the fullest extent permitted by the law of the British Virgin Islands. Further, we have entered into indemnification agreements with each of our directors and executive officers that may be broader than the specific indemnification provisions contained under the law of the British Virgin Islands. These indemnification agreements require us, among other things, to indemnify our directors and executive officers against liabilities that may arise by reason of their status or service. These indemnification agreements also require us to advance all expenses incurred by the directors and executive officers in investigating or defending any such action, suit, or proceeding. We believe that these agreements are necessary to attract and retain qualified individuals to serve as directors and executive officers.

Employment Agreements and Offer Letters

Each of our executive officers is employed with us under the terms of their employment agreement or offer letter, as applicable. For more information regarding these employment agreements, see the section titled “Executive Compensation— Agreements with Named Executive Officers.”

Director Independence

Our Board has undertaken a review of the independence of each director. Based on information provided by each director concerning his background, employment and affiliations, our Board has determined that Ms. Coy and Messrs. Evans, Hanrahan, Lincoln, Whall, Meduña, and Reilly are “independent” and as such, do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is "independent" as that term is defined under the applicable rules and regulations of the SEC and the listing standards of the NYSE. Furthermore, the Board has determined that each member of each of the committees of our Board is independent within the meaning of the NYSE’s, the SEC’s, and our applicable committees’ independence standards, including Rule 10a-3(b)(1) under the Exchange Act. In making these determinations, our Board considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our shares by each non-employee director, and the transactions involving them described in the section titled "Certain Relationships and Related Party Transactions."

At least annually, our Board evaluates all relationships between our company and each director in light of relevant facts and circumstances for the purposes of determining whether a material relationship exists that might signal a potential conflict of interest or otherwise interfere with such director’s ability to satisfy his or her responsibilities as an independent director. Based on this evaluation, the Board will make an annual determination of whether each director is independent within the meaning of the NYSE’s, the SEC’s and our applicable committees’ independence standards.

Item 14. Principal Accounting Fees and Services.

Audit Fees

Fees for audit services totaled $1,263,121  and $1,051,818 for 2019 and 2018, respectively. For 2019 and 2018, audit services included professional services provided in connection with the audit of our financial statements and audits of certain of our subsidiaries, and the reviews of our quarterly financial statements for the applicable year.

Audit-Related Fees

Fees for audit-related services totaled $0 and $165,027 for 2019 and 2018, respectively. For 2018, audit-related services included attestation services performed on the financial statements of a potential acquisition.

Tax Fees

There were no fees for tax services for 2019 and 2018.

All Other Fees

There were no other services performed for 2019 or 2018 other than as discussed above.

Pre-Approval Policies and Procedures

It is the policy of the Audit Committee to pre-approve all services, audit and non-audit, to be provided to us by our independent registered public accounting firm. Under the policy, the Audit Committee is generally required to pre-approve the provision by our independent registered public accounting firm of specific audit, audit-related, tax and other non-audit services, subject to the fee limits established from time to time by the Audit Committee, as being consistent with auditor independence.

Since the adoption of our pre-approval policy, all services provided by KPMG LLP as our independent registered public accounting firm were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements.

The response to this portion of Item 15 is set forth under Item 8 Part II above.

(a)(2) Financial Statement Schedules.

All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto set forth under Item 8 Part II above.

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

2.2	Stock Purchase Agreement, dated as of December 17, 2018, by and among U.S. Water, LLC and Quench USA, Inc. (filed as Exhibit 2.1 to AquaVenture Holdings Limited’s Form 8-K filed on December 20, 2018)
2.3

Agreement and Plan of Merger, dated December 23, 2019, by and among Culligan International Company, Amberjack Merger Sub Limited and AquaVenture Holdings Limited (filed as Exhibit 2.1 to AquaVenture Holdings Limited’s Form 8-K filed on December 23, 2020)

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

4.1	Form of stock certificate of the Registrant (filed as Exhibit 4.1 to AquaVenture Holdings Limited’s Form S-1/A filed on November 20, 2015) (SEC File No. 333-207142)
4.2

Fourth Amended and Restated Investor Rights Agreement, dated June 6, 2014, by and among AquaVenture Holdings LLC and certain of its shareholders (filed as Exhibit 4.2 to AquaVenture Holdings Limited’s Form S-1 filed on September 25, 2015)(SEC File No. 333-207142)

4.3*	Description of the Company’s Securities
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

10.13

Waiver Letter, dated September 16, 2015, to Seven Seas Water (BVI) Ltd. (f/k/a Biwater (BVI) Ltd.) from Barclays Bank PLC (filed as Exhibit 10.13 to AquaVenture Holdings Limited’s Form S-1/A filed on May 13, 2016) (SEC File No. 333-207142)

10.14

Facility Agreement, dated November 14, 2013, between Seven Seas Water (BVI) Ltd. (f/k/a Biwater (BVI) Ltd.) and Barclays Bank PLC (filed as Exhibit 10.14 to AquaVenture Holdings Limited’s Form S-1/A filed on May 13, 2016) (SEC File No. 333-207142)

10.15#	2016 Employee Share Purchase Plan (filed as Exhibit 10.31 to AquaVenture Holdings Limited’s Form S-1/A filed on September 23, 2016) (SEC File No. 333-207142)
10.16#	Non‑Employee Director Compensation Policy (filed as Exhibit 10.32 to AquaVenture Holdings Limited’s Form S-1/A filed on September 23, 2016) (SEC File No. 333-207142)
10.17#	Senior Executive Cash Incentive Bonus Plan (filed as Exhibit 10.33 to AquaVenture Holdings Limited’s Form S-1/A filed on September 23, 2016) (SEC File No. 333-207142)
10.18#

2014 Equity Incentive Plan of Quench USA Holdings LLC and forms of award agreements thereunder (filed as Exhibit 10.34 to AquaVenture Holdings Limited’s Form S-1/A filed on September 23, 2016) (SEC File No. 333-207142)

10.19#

Amended and Restated 2011 Management Incentive Bonus Plan of Quench USA, Inc. and forms of award agreements thereunder (filed as Exhibit 10.35 to AquaVenture Holdings Limited’s Form S-1/A filed on September 23, 2016) (SEC File No. 333-207142)

10.20#	2008 Stock Plan of Quench USA, Inc. and forms of award agreements thereunder (filed as Exhibit 10.36 to AquaVenture Holdings Limited’s Form S-1/A filed on October 4, 2016) (SEC File No. 333-207142)
10.21

Credit Agreement dated August 4, 2017 between AquaVenture Holdings Limited, AquaVenture Holdings Peru S.A.C., Quench USA, Inc. and Deutsche Bank AG, London Branch (filed as Exhibit 1.1 to AquaVenture Holdings Limited’s Form 8-K filed on August 7, 2017 and incorporated herein by reference).

10.22

Amendment, Waiver and Consent Letter, dated August 4, 2017, between Seven Seas Water (BVI) Ltd. (f/k/a Biwater (BVI) Ltd.) and Barclays Bank PLC (filed as Exhibit 2.2 to AquaVenture Holdings Limited’s Quarterly Report on Form 10-Q filed on August 14, 2017 and incorporated herein by reference).

10.23

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

10.24

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

AquaVenture Holdings Limited

Date: March 5, 2020	By:	/s/ LEE S. MULLER
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

Signature	Title	Date

/s/ ANTHONY IBARGUEN Anthony Ibarguen	Chief Executive Officer, President and Director (Principal executive officer)	March 5, 2020

/s/ LEE S. MULLER Lee S. Muller	Chief Financial Officer, Treasurer and Secretary (Principal financial and accounting officer)	March 5, 2020
/s/ DOUGLAS R. BROWN Douglas R. Brown	Chairman of the Board	March 5, 2020

/s/ TIMOTHY J. WHALL Timothy J. Whall	Director	March 5, 2020

/s/ HUGH EVANS Hugh Evans	Director	March 5, 2020

/s/ PAUL HANRAHAN Paul Hanrahan	Director	March 5, 2020
/s/ DEBRA COY Debra Coy	Director	March 5, 2020

Signature	Title	Date

/s/ CYRIL MEDUÑA Cyril Meduña	Director	March 5, 2020

/s/ RICHARD REILLY Richard Reilly	Director	March 5, 2020
/s/ DAVID LINCOLN David Lincoln	Director	March 5, 2020